Form 10-Q
period 1998-04-03
SONOSIGHT INC
filed 1998-05-18
CIK 1055355

========================================================================
             SECURITIES AND EXCHANGE COMMISSIOM
                 WASHINGTON, D.C. 20549

                       FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE  SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended April 3, 1998
                          OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From ____ to ____
------------------------------------------------------------------
                COMMISSION FILE NUMBER: 0-23791

                    SONOSIGHT, INC.
(Exact name of registrant as specified in its charter)

             WASHINGTON                    91-1405022
      (State of incorporation)          (I.R.S. Employer
                                      Identification Number.)

   P.O. BOX 3020
   NORTH CREEK PARKWAY
   BOTHELL, WASHINGTON                      98041-3020
(Address of principal executive offices)    	(Zip code)

                      (425) 482-8888
               Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [ ]	No [X]

Common Stock, par value $0.01 per share, 4,862,522 shares outstanding as of April 6, 1998.

========================================================================

                        SONOSIGHT, INC.

                   				TABLE OF CONTENTS

 PART I.  Financial Information 				                     	PAGE NO.

Combined Balance Sheets as of April 3, 1998 (unaudited)
and December 31, 1997.........................................1

Combined Statements of Operations (unaudited) for
the quarters ended April 3, 1998 and March  28,1997,
and the period from February, 1994 (inception) through
April 3, 1998.................................................2

Combined Statements of Cash Flows (unaudited) for the
quarters ended April 3, 1998 and March 28 1997, and the
period from February, 1994 (inception) through
April 3, 1998 ................................................3

Notes to Combined Financial Statements........................4

     ITEM 2.

Management's Discussion and Analysis of Financial
Condition and Results of operation............................5

     ITEM 3.

Quantitative and Qualitative Disclosures About Market Risk....*

PART II.  Other Information

     ITEM 1:  Legal Proceedings...............................*

     ITEM 2:  Changes in Securities...........................*

     ITEM 3:  Defaults Upon Senior Securities.................*

     ITEM 4:  Submission of Matters to a Vote of Security
              Holders.........................................*

     ITEM 5:  Other Information...............................9

     ITEM 6:  Exhibits and Reports on Form 8-K................9

SIGNATURE.....................................................10

           * No information provided due to inapplicability of item.


                   PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

              SONOSIGHT, INC.
       (A DEVELOPMENT STAGE COMPANY)

         COMBINED BALANCE SHEETS

                                  APRIL 3,         DECEMBER 31,
                                 ----------      ---------------
                                   1998               1997
                                 (Unaudited)
                                 ----------        ----------

                                           ASSETS
                                           ------

Receivable from ATL...........  $ 18,000,000      $      --

Property and equipment, net...       399,834           409,967
                                 -------------      -------------
      Total Assets............. $ 18,399,834      $    409,967
                                  ==========         ==========


                                 LIABILITIES AND OWNER'S EQUITY
                                   ---------------------------
Liabilities
  Accrued expenses............. $    130,139       $    169,839
                                -------------      -------------
  Owner's equity
    Preferred stock, par value
    $1.00, 6,000,000 shares
    authorized, no shares
    issued or outstanding......        --                 --
    Common stock, par value
    $0.01, 50,000,000 shares
    authorized, 4,863,301 shares
    outstanding at April 3, 1998     48,633               --
  Additional paid-in capital...  40,566,471               --
  Net advances from ATL........       --              8,124,018
  Due from ATL................. (12,000,000)              --
  Deficit accumulated during
  the development stage........ (10,345,409)         (7,883,890)
                                -------------       -------------
      Total Owner's Equity.....  18,269,695             240,128
                                -------------       -------------
Total Liabilities and Owner's
Equity......................... $18,399,834        $    409,967
                                 ==========             ========

See accompanying notes to financial statements.

                         SONOSIGHT, INC.
                 (A DEVELOPMENT STAGE COMPANY)

               COMBINED STATEMENTS OF OPERATIONS
                          (Unaudited)

                                                           PERIOD FROM
                             QUARTER ENDED                FEBRUARY, 1994
                          APRIL 3,      MARCH 28,          (INCEPTION)
                         --------------------------       THROUGH APRIL 3,
                          1998               1997              1998
                       -----------       -----------       --------------
Grant Revenues....... $   758,607       $   572,238        $  4,735,202
Operating Expenses
  Research and
  development........   2,154,957         1,295,668          11,908,372
  Selling, general and
  administrative.....   1,065,169           321,070           3,092,707
  Other expenses.....        --              11,445              79,532
                       ----------      	-----------          ----------
Total Operating
Expenses.............   3,220,126         1,628,183          15,080,611
                       ----------       -----------          ----------
Net Loss............. $(2,461,519)      $(1,055,945)       $(10,345,409)
                      ===========       ===========        ============

Basic and diluted
net loss per share..    $ (.52)            $ (.23 )
                        =========         =========

Weighted average
shares used in
computing basic
and diluted net
loss per share......    4,767,667         4,657,000
                        =========         =========


See accompanying notes to financial statements.

                        SONOSIGHT, INC.
                 (A DEVELOPMENT STAGE COMPANY)

               COMBINED STATEMENTS OF CASH FLOWS
                         (Unaudited)

                                                           PERIOD FROM
                          FOR THE QUARTER ENDED           FEBRUARY 1994
                         APRIL 3,       MARCH 28,          (INCEPTION)
                    --------------------------------         THROUGH
                            1998           1997           APRIL 3, 1998
                       ------------    -----------      ----------------
Cash Flows from
 Operating Activities:
  Net Loss..............$(2,461,519)    $(1,055,945)      $(10,345,409)
  Adjustments to
  reconcile net loss to
  net cash used in
  operating activities:
   Depreciation.........     29,457          18,717            164,119
   Change in accrued
   expenses.............    (39,700)         97,673            130,139
                           ----------     ----------         ----------
    Net cash used in
     operating
     activities.........  (2,471,762)       (939,555)      (10,051,151)

Cash Flows used by
 Investing Activities--
 Purchase of equipment...    (19,324)        (85,987)         (563,953)

Cash Flows provided from
 Financing Activities--
  Net advances from ATL..  2,491,086       1,025,542        10,615,104
                          -----------    -----------        -----------
Net change in Cash.......     --              --                --
Cash at Beginning of
 Period..................     --              --                --
                          ----------     ----------        ----------
Cash at End of Period....$    --        $     --          $     --
                           =========      =========         =========


See accompanying notes to financial statements.

                          SONOSIGHT, INC.
                   (A DEVELOPMENT STAGE COMPANY)
               NOTES TO COMBINED FINANCIAL STATEMENTS


1. Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q. The information furnished reflects, in the opinion of management of SonoSight, Inc. ("SONO" or the "Company"), all adjustments necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997, included in the Company's Form 10.

SONO's business, which is the basis for these combined financial statements, consists of the handheld ultrasound division of ATL Ultrasound, Inc. ("ATL"). The combined financial statements represent the combination of ATL's handheld division and the corporate entity (SonoSight, Inc.) established to effect the April 6, 1998 distribution of SONO's common stock to the existing shareholders of ATL. The accompanying combined financial statements, which are derived from the historical books and records of ATL, include the assets, liabilities, revenues and expenses of SONO at historical cost.

2. Weighted Average Shares Outstanding

The accompanying combined financial statements of SONO present the number of shares of common stock outstanding and the number of weighted average shares used in computing basic and diluted loss per share based on the exchange ratio established in the April 6, 1998 distribution by ATL of one SONO share for every three shares of ATL. All periods presented have been restated to reflect this distribution. Options to purchase shares and restrictive shares issued by ATL totaling 125,667 and 153,500 for the quarters ended April 3, 1998 and March 29, 1997, respectively, were not included in the computation of diluted net loss per share because to do so would be antidilutive.

3. Subsequent Event

On April 6, 1998, ATL issued to its shareholders one share of SONO common stock for every three shares of ATL common stock held by ATL shareholders of record as of the close of business on March 30, 1998. The distribution of SONO common stock was treated as a tax-free stock dividend. In connection with the distribution, ATL contributed to the capital of SONO all cumulative net advances made by ATL to SONO prior to April 6, 1998 and $18 million in cash. ATL has also committed to unconditionally contribute to the capital of SONO the amount of $12 million in cash on January 15, 1999. These contributions have been recorded as additional paid-in capital in SONO's financial statements. The uncollected $12 million due January 15, 1999 has been classified in Owner's equity. The $18 million was paid in cash to SONO on April 6, 1998. Also on April 6, 1998, ATL and SONO executed a number of agreements disclosed in SONO's Form 10 that facilitated the distribution of SONO's common shares and are intended to aid in the transition of SONO to an independent business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements concerning the Company, anticipated results of operations, cash requirements and anticipated products and product introductions. Forward looking statements are based on management's projections and estimates on the dates on which the statements are made, and are subject to certain risks and uncertainties and other factors that could cause actual results to differ materially from those projected. These risks, uncertainties and other factors include, without limitations, uncertainties related to continued scientific progress in research and development programs; the results of research and development efforts and clinical trials; acquisitions of products or technology, if any; relationships with corporate collaborators; competing technological and market developments; the time and costs involved in filing, prosecuting and enforcing patent claims; the time and costs of manufacturing scale-up and commercialization activities; uncertain market acceptance of products and other factors discussed in connection with particular forward looking statements. Reference is made to the Company's Report on Form 10 for more detailed description of such factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date of this report or to reflect changes in management's projections or estimates.

Background

SonoSight, Inc. ("SONO" or the "Company"), a development stage company, commenced operations in 1994 as a project of ATL Ultrasound, Inc. ("ATL") and was chartered to develop the design and specifications for a handheld ultrasound device and other highly portable ultrasound products. During the years since inception, the project was organized as a separate division of ATL with the purpose of accelerating research, development and commercialization of this device. On February 2, 1998, the ATL Board of Directors approved a plan to spin-off SONO as an independent, publicly owned company. This transaction was effected through the tax-free distribution of SONO's shares to ATL shareholders on April 6, 1998. Shareholders of ATL received one share of SONO common stock for each three shares of ATL common stock held.

SONO plans to use its technology to develop, manufacture, and market highly portable, handheld diagnostic medical ultrasound devices. SONO plans to sell these devices to physicians, hospitals, clinics, private medical practices and emergency medical personnel worldwide. SONO's future growth will largely depend on its ability to market and sell the handheld ultrasound products. Completion of a prototype is expected in the second half of 1998. To date, SONO has not generated any revenue from product sales. Since inception, funding from ATL and the U.S. Navy under a U.S. Government Advanced Research Projects Agency grant (the "Development Contract") has been used to finance the development of SONO's technologies. SONO expects to continue to incur operating losses until and unless handheld ultrasound product sales generate sufficient revenue to fund its continuing operations.

Grant Revenues

Grant revenues for the quarter ended April 3, 1998 were $758,607 verses $572,238 for the quarter ended March 28, 1997, an increase of $186,369 or 33%. Grant revenues are recognized per the terms of the Development
Contract and are generally tied to the achievement of technological milestones. The increase in Grant revenues for the quarter ended April 3, 1998 is principally due to greater milestone recognition. Under the terms of the Development Contract, most of the grant revenue available to SONO has been recognized through April 3, 1998. Therefore, the Company will recognize significantly less grant revenue, if any, in future quarters.
The Company will recognize no product sale revenues until it has developed a marketable product approved by the Food and Drug Administration. The Company therefore does not expect to recognize any significant revenues in the near term.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Research and Development Expense

Research and development expenses for the quarter ended April 3, 1998 were $2,154,957 verses $1,295,668 for the quarter ended March 28, 1997, an increase of $859,289 or 66%. The increase in research and development expense is due primarily to more intense research efforts to meet the milestones of the Development Contract and to accelerate product development. The Company anticipates increased spending levels in research and development in the near term as it focuses on closing out the Development Contract and creating a marketable product.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the quarter ended April 3, 1998 were $1,065,169 verses $321,070 for the quarter ended March 28, 1997, an increase of $744,099 or 232%. The principal activity of the Company in the first quarter of 1997 was research under the Development Contract. The increase in selling, general and administrative expenses is a result of the Company's hiring of additional sales, marketing and administrative personnel in anticipation of the Company becoming a separate entity from ATL. The Company has continued to add personnel and infrastructure and anticipates that selling, general and administrative expenses will continue to increase.

Net Loss

The Net loss for the quarter ended April 3, 1998 was $2,461,519 or $1,405,574 greater than the loss of $1,055,945 from the quarter ended March 28, 1997. This increase is due primarily to the increase in expenses as noted above. The Company expects to incur significant net losses in the near term as it continues to develop the infrastructure required for a stand alone company and as it focuses on creating a marketable commercial product.


LIQUIDITY AND CAPITAL RESOURCES

To date, SONO has not generated any revenue from the sale of products, and its cash requirements have been funded by advances from ATL and grants from the Development Contract. For the quarter ended April 3, 1998, net cash obtained from these sources and used in operations was $2,491,086. The cash requirements of SONO's business have increased in recent periods and are expected to continue to increase as SONO accelerates product development activities, engages in market research and the creation of distribution channels, and builds the management and administrative infrastructure necessary to function as a stand-alone public company.


On April 6, 1998, ATL contributed to the capital of SONO all cumulative advances made by ATL (net of Development Contract payments received) in the amount of $10,615,104 and $18 million in cash. In addition, ATL is obligated to contribute $12 million in cash on January 15, 1999. Under the agreement between SONO and ATL, there is no contingency to be satisfied before ATL makes the $12 million contribution. SONO has full recourse to ATL in the event of a default of this obligation.

SONO has entered into a letter of intent with a bank for a $3 million line of credit for working capital purposes and a $4 million term loan for the financing of new capital equipment. Interest on the line of credit is proposed to be at the lender's prime rate plus 0.25%. The line of credit is expected to have a maturity date of either 12 months or 24 months from the closing date, which is at the option of the Company. The term loan is expected to be made available in two $2

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           (Continued)

million tranches, to bear interest at the lender's prime rate of 5%, with each tranche payable over 36 months. The proposed terms for the loans include various financial covenants as well as non-financial covenants including restrictions on the payment of dividends. The bank will require a lien on all of SONO's assets except intellectual property. The bank expects a negative pledge from SONO on the intellectual property. Both loans are subject to further negotiation and the completion of documentation.

Per the terms of the agreements executed on April 6, 1998 with ATL, SONO must relocate its business to a location separate from ATL. As a result, SONO entered into a letter of intent on April 8, 1998 with TMT - Bothell, LLC to lease approximately 20,282 square feet of office space. The proposed five year lease calls for total rent payments of $1,431,384 plus SONO's share of building expenses. SONO executed a completed lease on May 9, 1998 for the office space and, barring any unforeseen circumstances, expects the lease to be countersigned by TMT - Bothell, LLC.

Based on current operating plans, SONO management believes the $30 million in cash from ATL and the Company's new bank loans, if obtained, should provide sufficient working capital to fund its currently planned operations through to an initial product launch, which is planned for in 1999. However, the amount of cash required to fund the completion of product development, the establishment of management, administrative and manufacturing infrastructure, distribution channels, and the introduction of product to the marketplace are difficult to predict, and will depend in part upon factors beyond SONO's control. Cash requirements could exceed SONO's estimates as a result of a variety of factors such as technical obstacles, delays in development or in obtaining final regulatory approval, cost overruns in research and development programs or establishing manufacturing activities, greater than anticipated administrative expenses or lower than anticipated adoption rates or revenues after product introduction. Unanticipated opportunities or contingencies also could result in increased cash requirements. Accordingly, SONO could require additional financing earlier than it presently anticipates, and such financing may not be obtainable on a timely basis, on favorable terms, or at all.

If adequate funds are not available to meet its cash needs, SONO may be required to significantly curtail its research and development programs, its overall spending levels, or delay or cancel marketing initiatives or product introductions, or obtain funds through arrangements with collaborative partners or others that may require SONO to relinquish rights to certain of its technologies or products.


PART II - OTHER INFORMATION


ITEM 5:  Other Information

On May 5, 1998, SONO announced the hiring of Douglas W. Tefft as Vice President, Global Distribution and David H. Gusdorf as Vice President, Marketing. SONO also expects to shortly announce the hiring of a Chief Financial Officer.

On May 8, 1998 SONO received a preliminary approval from the Food and Drug Administration ("FDA") under section 510(k) to market its initial ultrasound product. A section 510(k) marketing approval is based on the determination by the FDA that the product to be sold is substantially equivalent to devices already marketed in interstate commerce. Prior to shipping the first product, SONO must submit a postclearance special report showing that the final product meets all applicable FDA rules and regulations.

PART II - OTHER INFORMATION

          (Continued)


ITEM 6: Exhibits and Reports on Form 8-K

        (a) No Exhibits are filed with this report.

        (b) No Reports on Form 8-K were filed during the quarter ended April 3, 1998.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SONOSIGHT, INC


Date:   May 14, 1998                By:  /S/ Kevin M. Goodwin
        ------------------               -----------------------
                                         Kevin  M. Goodwin
                                         Principal Executive Officer
                                         and President



Date:   May 14, 1998                 By:  /S/ Mark Manum
        ------------------               ------------------------
                                         Mark Manum
                                         Principal Financial and
                                         Accounting Officer