Form 10-Q
period 1998-07-03
SONOSIGHT INC
filed 1998-08-14
CIK 1055355

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549
                              _____________________

                                   FORM 10-Q

 ( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarter ended July 3, 1998

                                       or

 (   )   Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the transition period from         to

                        Commission file number 0-23791

                                SONOSIGHT, INC.
             (Exact name of registrant as specified in its charter)

          WASHINGTON                                  91-1405022
--------------------------------        -------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)

                                 P.O. BOX 3020
                              NORTH CREEK PARKWAY
                            BOTHELL, WA  98041-3020
                                 (425) 482-8888
   (Address and telephone number of registrant's principal executive offices)
                             _____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant has been required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

  Yes  (  X  )    No    (     )
      --------        ----------


As of August 7, 1998, there were 4,862,871 shares of the registrant's $.01 par value Common Stock outstanding.

                   Page 1 of 10 sequentially numbered pages

                                SONOSIGHT, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

                                     Part I

PART I    FINANCIAL INFORMATION                                                     PAGE NO.
                                                                                    --------
Item 1.   Financial Statements (unaudited)

          Condensed Balance Sheets -
            July 3, 1998 and December 31, 1997..................................       3

          Condensed Statements of Operations -
            One and two quarter periods ended July 3, 1998
             and June 27, 1997, and period from inception through July 3, 1998..       4

          Condensed Statements of Cash Flows -
            Two-quarter periods ended July 3, 1998
             and June 27, 1997, and period from inception through July 3, 1998..       5


          Notes to Condensed Financial Statements...............................       6

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations.......................       7


                                    PART II

Part II   OTHER INFORMATION

Item 5.   Other information.....................................................       9

Item 6.   Exhibits and Reports on Form 8-K......................................       9

          Signature.............................................................      10

                   Page 2 of 10 sequentially numbered pages

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                SONOSIGHT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                    JULY 3,    DECEMBER 31,
                                                     1998          1997
                                                 -----------  ------------
Current assets:
 Cash and cash equivalents                       $15,630,981  $         --
 Prepaid expenses and other current assets           502,526            --
                                                 -----------  ------------
Total current assets                              16,133,507            --
Property and equipment, net                        1,424,746       409,967
Other assets                                          76,057            --
                                                 -----------  ------------
Total assets                                     $17,634,310  $    409,967
                                                 ===========  ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                $   694,671  $         --
 Accrued expenses                                    513,561       169,839
 Current portion of long-term obligations            287,796            --
                                                 -----------  ------------
Total current liabilities                          1,496,028       169,839
Long-term obligations, less current portion          445,074            --
Commitments                                               --            --
Shareholders' equity:
 Preferred stock, $1.00 par value:
     Authorized shares--6,000,000;
     Issued and outstanding shares--none                  --            --
 Common stock, $.01 par value:
     Authorized shares--50,000,000;
     Issued and outstanding shares--
     4,862,821 at July 3,1998                         48,628            --
 Additional paid-in-capital                       40,566,475            --
 Net advances from ATL                                    --     8,124,018
 Net due from ATL                                (12,000,000)           --
 Deficit accumulated during development stage    (12,921,895)   (7,883,890)
                                                 ------------   -----------
Total shareholders' equity                         15,693,208       240,128
                                                 ------------   -----------
Total liabilities and shareholders' equity       $ 17,634,310   $   409,967
                                                 ============   ===========

                            See accompanying notes.

                   Page 3 of 10 sequentially numbered pages

                                SONOSIGHT, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                       PERIOD FROM FEBRUARY, 1994
                                           QUARTER ENDED,                    TWO QUARTERS ENDED,          (INCEPTION) THROUGH
                                    JULY 3, 1998    JUNE 27, 1997      JULY 3, 1998   JUNE 27, 1997           JULY 3, 1998
                                    ------------    -------------      ------------   -------------    --------------------------
Grant revenue                        $   214,500      $   750,847       $   973,107     $ 1,323,085           $  4,949,702

Expenses:
  Research and development             1,913,957        1,727,804         4,068,914       3,023,472             13,822,329
  Sales and marketing                    520,604           28,322         1,324,211         265,719              2,592,483
  General and administrative             575,696          174,969           837,258         270,088              1,676,056
                                     -----------      -----------       -----------     -----------           ------------
                                       3,010,257        1,931,095         6,230,383       3,559,279             18,090,868

Interest income                          219,271               --           219,271              --                219,271
                                     -----------      -----------       -----------     -----------           ------------

                                     -----------      -----------       -----------     -----------           ------------
Net loss                             $(2,576,486)     $(1,180,248)      $(5,038,005)    $(2,236,194)          $(12,921,895)
                                     ===========      ===========       ===========     ===========           ============

Basic and diluted net loss per       $     (0.53)     $     (0.25)      $     (1.05)    $     (0.48)
 share                               ===========      ===========       ===========     ===========

Weighted average shares used in
 computation of basic and diluted
 net loss per share:                   4,862,716        4,663,000         4,815,192       4,660,000

                            See accompanying notes.

                   Page 4 of 10 sequentially numbered pages

                                SONOSIGHT, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                         PERIOD FROM FEBRUARY, 1994
                                                               TWO QUARTERS ENDED,           (INCEPTION) THROUGH
                                                           JULY 3, 1998   JUNE 27, 1997          JULY 3, 1998
                                                           ------------   -------------  --------------------------
OPERATING ACTIVITIES:
Net loss                                                    $(5,038,005)    $(2,236,194)        $(12,921,895)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                83,317          42,397              217,980
    Changes in operating assets and liabilities:
        (Increase) decrease in prepaid expenses
          and other current assets                             (502,526)            --              (502,526)
        Increase (decrease) in accounts payable,
          and other accrued liabilities                       1,038,393         104,113            1,208,232
                                                            -----------     -----------         ------------
Net cash used in operating activities                        (4,418,821)     (2,089,684)         (11,998,209)

INVESTING ACTIVITIES:
Purchases of property and equipment                            (365,226)       (185,356)            (909,857)
Increases in deposits                                           (76,057)            --               (76,057)
                                                            -----------     -----------         ------------
Net cash provided by (used in) investing activities          (1,174,153)       (185,356)          (1,718,784)

FINANCING ACTIVITIES:
Contributions from ATL                                       20,491,085       2,275,040           28,615,104
                                                            -----------     -----------         ------------
Net cash provided by financing activities                    20,491,085       2,275,040           28,615,104

Net increase (decrease) in cash and cash equivalents         15,630,981             --            15,630,981
Cash and cash equivalents at beginning of period                    --              --                   --
                                                            -----------     -----------         ------------
Cash and cash equivalents at end of period                  $15,630,981     $       --          $ 15,630,981
                                                            ===========     ===========         ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
Equipment acquired through capital lease obligations        $   732,870     $       --          $    732,870
                                                            ===========     ===========         ============

                            See accompanying notes.

                   Page 5 of 10 sequentially numbered pages

                                SONOSIGHT, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)


                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


INTERIM FINANCIAL INFORMATION

The information contained herein has been prepared in accordance with instructions for Form 10-Q. The information furnished reflects, in the opinion of management of SonoSight, Inc. ("SONO" or the "Company"), all adjustments necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended July 3, 1998, are not necessarily indicative of results to be expected for the entire year ending December 31, 1998 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997, included in the Company's Form 10.

On April 6, 1998, SonoSight became an independent public company having been spun-off to the shareholders of ATL Ultrasound, Inc. ("ATL"). The accompanying condensed financial statements include the accounts of the Company business, which consists of what was, until April 6 1998, the highly-portable ultrasound division of ATL. The financial statements for periods prior to April 6, 1998, represent the combination of ATL's highly-portable ultrasound products division and the corporate entity (SonoSight, Inc.) established to effect the April 6, 1998 distribution of SONO's common stock to the existing shareholders of ATL. The accompanying combined financial statements for the periods prior to April 6, 1998, which are derived from the historical books and records of ATL, include the assets, liabilities, revenues and expenses of SONO at historical cost.

WEIGHTED AVERAGE SHARES OUTSTANDING

The accompanying combined financial statements of SONO for the two quarters ended June 27, 1997 present the number of weighted average shares used in computing basic and diluted loss per share based on the exchange ratio established in the April 6, 1998 distribution by ATL of one SONO share for every three shares of ATL. All periods presented have been restated to reflect this distribution. Options to purchase shares and restrictive shares issued by ATL which were outstanding and totaling 333,871 and 593,840 as of July 3, 1998 and June 27, 1997, respectively, along with outstanding options to purchase shares issued by SONO totaling 997,000 as of July 3, 1998, were not included in the computation of diluted net loss per share because to do so would be antidilutive.

                   Page 6 of 10 sequentially numbered pages

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS

This report contains forward-looking statements concerning the Company, anticipated results of operations, cash requirements and anticipated products and product introductions. Forward-looking statements are based on management's projections and estimates on the dates on which the statements are made, and are subject to certain risks and uncertainties and other factors that could cause actual results to differ materially from those projected. These risks, uncertainties and other factors include, without limitations, uncertainties related to continued scientific progress in research and development programs; the results of research and development efforts and clinical trials; acquisitions of products or technology, if any; relationships with corporate collaborators; competing technological and market developments; the time and costs involved in filing, prosecuting and enforcing patent claims; the time and costs of manufacturing scale-up and commercialization activities; uncertain market acceptance of products and other factors discussed in connection with particular forward-looking statements. Reference is made to the Company's Report on Form 10 for more detailed description of such factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date of this report or to reflect changes in management's projections or estimates.

OVERVIEW

SonoSight, Inc. ("SONO" or the "Company"), a development stage enterprise, commenced operations in 1994 as a project of ATL Ultrasound, Inc. ("ATL").
SONO was chartered to develop the design and specifications for a highly-portable ultrasound device and other highly portable ultrasound products. During the period from inception through April 6, 1998, the project was organized as a separate division of ATL with the purpose of accelerating research, development and commercialization of this device. On February 2, 1998, the ATL Board of Directors approved a plan to spin-off SONO as an independent, publicly owned company. This transaction was effected through the tax-free distribution of SONO's shares to ATL shareholders on April 6, 1998. Shareholders of ATL received one share of SONO common stock for each three shares of ATL common stock held.

SONO plans to use its technology to develop, manufacture, and market highly portable diagnostic medical ultrasound devices. SONO's future growth will largely depend on its ability to market and sell its ultrasound products to physicians, hospitals, clinics, private medical practices and emergency medical personnel worldwide. Since inception, funding from ATL and the U.S. Navy under a U.S. Government Defense Advanced Research Projects Agency grant (the "Development Contract") has been used to finance the development of SONO's technologies. To date, SONO has not generated any revenue from product sales. SONO will continue to incur operating losses at least until its product sales generate sufficient revenue to fund its continuing operations. There can be no assurances that there will be sufficient revenue to fund SONO's operations in future periods.

RESULTS OF OPERATIONS

GRANT REVENUE

Grant revenue for the one and two quarters ended July 3, 1998 were $214,500 and $973,107 versus $750,847 and $1,323,085 for the comparable periods in 1997. Grant revenue is recognized per the terms of the Development Contract and is generally tied to the achievement of technological milestones. The decrease in grant revenue during 1998 as compared to 1997 was anticipated and is due to SONO nearing the completion of the Development Contract and therefore reaching fewer milestone achievements. Under the terms of the Development Contract, most of the grant revenue available to SONO has been recognized through July 3, 1998. Future revenues will depend primarily on product sales, which are not anticipated until, at the soonest, the latter part of 1999 at which time SonoSight expects to complete development of its initial product. The Company, therefore, does not expect to recognize any significant revenues in the near term.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses for the one and two quarters ended July 3, 1998 were $1,913,957 and $4,068,914 versus $1,727,804 and $3,023,472 for the comparable periods in 1997. The increase in research and development expense is due primarily to additional personnel and personnel related expenses and product development expenses. The Company anticipates increased spending levels in research and development in the near

                   Page 7 of 10 sequentially numbered pages term as it focuses on completing the Development Contract and completing development of the initial Company's products.

SALES AND MARKETING EXPENSE

Sales and marketing expenses for the one and two quarters ended July 3, 1998 were $520,604 and $1,324,211 versus $28,322 and $265,719 for the comparable periods in 1997. The increase in selling and marketing expenses is a result of the Company's hiring of additional sales and marketing personnel and a significant increase in sales and marketing activities in 1998 versus 1997. Such increases in personnel and activities have been in support of product definition and refinement of customer requirement specifications. The Company will continue to add personnel and infrastructure to its selling and marketing functions in anticipation of product introduction and expects that selling and marketing expenses will increase significantly in the upcoming quarters.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses for the one and two quarters ended July 3, 1998 were $575,696 and $837,258 versus $174,969 and $270,088 for the comparable periods in 1997. The increase in general and administrative expenses is a result of an increase in personnel in the general management, administration, finance and accounting functions in anticipation and as a result of SONO becoming stand-alone public company. SonoSight will continue to add personnel and infrastructure, though at a slower rate than in the most recent period, and consequently anticipates that general and administrative expenses will continue to increase.

NET LOSS

The net losses for the one and two quarters ended July 3, 1998 were $2,576,486 and $5,038,005 versus $1,180,248 and $2,236,194 for the comparable periods in 1997. This increase is due primarily to the increase in expenses as noted above. The Company expects to incur significant net losses in the near term as it continues to develop the infrastructure required for a stand-alone public company and as it focuses on product development.


LIQUIDITY AND CAPITAL RESOURCES

On April 6, 1998, ATL contributed to the capital of SONO all cumulative advances made by ATL (net of Development Contract payments received) in the amount of $10,615,104 in addition to $18 million in cash. Further, ATL is obligated, without contingency, to contribute an additional $12 million cash on January 15, 1999. To date, advances from ATL, including the $18,000,000 received at the time of the spin-off, grants from the Development Contract and proceeds from lease financing have funded the Company's capital requirements. As of July 3, 1998, cash and cash equivalents on hand totaled $15.6 million. The cash requirements of SONO's business have increased in recent periods and are expected to continue to increase as SONO continues product development activities, engages in marketing and distribution development activities, and builds the management and administrative infrastructure necessary to function as a stand-alone public company.

SonoSight believes the existing cash and cash equivalents together with the $12 million to be received from ATL in January 1999 and funds which are available through lease financing should be sufficient to fund the Company's operations through the end of 1999. However, the amount of cash required to fund the SonoSight's are difficult to predict, and will depend in part upon factors beyond SONO's control. Capital requirements could exceed SONO's estimates as a result of a variety of factors such as technical obstacles, delays in development, cost overruns in research and development programs or establishing manufacturing activities, greater than anticipated administrative expenses or lower than anticipated adoption rates or revenues after product introduction. Accordingly, SONO could need to seek additional equity or debt financing earlier than it presently anticipates, and such financing may not be obtainable on a timely basis, on favorable terms, or at all. If adequate funds are not available to meet its cash needs, SONO may be required to significantly curtail its research and development programs, its overall spending levels, or delay or cancel marketing initiatives or product introductions, or obtain funds through arrangements with collaborative partners or others that may require SONO to relinquish rights to certain of its technologies or products.

                   Page 8 of 10 sequentially numbered pages

PART II:  OTHER INFORMATION

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

a)   Reports on Form 8-K

No reports on form 8-K were filed during the quarter ended July 3, 1998.

                   Page 9 of 10 sequentially numbered pages

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SONOSIGHT, INC.
                                       (Registrant)


Dated:         8/13/98                 By: /s/ Donald F. Seaton III
       --------------------------          --------------------------
                                           Donald F. Seaton III
                                           Vice President, Finance,
                                           Chief Financial Officer
                                           (Authorized Officer and Principal
                                           Financial Officer)

                   Page 10 of 10 sequentially numbered pages