Form 10-Q
period 1998-09-30
SONOSIGHT INC
filed 1998-11-12
CIK 1055355

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549
                             _____________________


                                   FORM 10-Q

 (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarter ended September 30, 1998
                                       or

 (_) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from        to

                         Commission file number 0-23791


                                SONOSIGHT, INC.
             (Exact name of registrant as specified in its charter)


         Washington                                   91-1405022
---------------------------------       ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


                                 P.O. Box 3020
                              North Creek Parkway
                            Bothell, WA  98041-3020
                                 (425) 951-1200
   (Address and telephone number of registrant's principal executive offices)
                             _____________________


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant has been required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
  Yes  (X)    No  ( )
       ---        ---

  As of November 10, 1998, there were 4,921,671 shares of the registrant's $.01 par value Common Stock outstanding.

                   Page 1 of 12 sequentially numbered pages

                                SONOSIGHT, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

                                            Part I

                                                                                     Page No.
                                                                                     --------
Part I    Financial Information

Item 1.   Financial Statements (unaudited)

          Condensed Balance Sheets -
            September 30, 1998 and December 31, 1997...............................    3

          Condensed Statements of Operations -
            One and three quarters ended September 30, 1998 and September 26, 1997,
             and period from inception through September 30, 1998..................    4

          Condensed Statements of Cash Flows -
            Three quarters ended September 30, 1998 and September 26, 1997,
             and period from inception through September 30, 1998..................    5

          Notes to Condensed Financial Statements..................................    6

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations..........................    7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...............    10

                                            Part II

Part II   Other Information

Item 5.   Other information........................................................    11

Item 6.   Exhibits and Reports on Form 8-K.........................................    11

          Signature................................................................    12


                   Page 2 of 12 sequentially numbered pages

Part I:  Financial Information

Item 1:  Financial Statements

                                SONOSIGHT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            CONDENSED BALANCE SHEETS
                                  (unaudited)

                                     ASSETS

                                                September 30,   December 31,
                                                    1998            1997
                                                -------------   ------------
Current assets:
 Cash and cash equivalents                       $ 12,526,799    $        --
 Prepaid expenses and other current assets            292,880             --
                                                 ------------    -----------
Total current assets                               12,819,679             --
Property and equipment, net                         2,109,536        409,967
Other assets                                           84,037             --
                                                  -----------    -----------
Total assets                                     $ 15,013,252    $   409,967
                                                 ============    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                $    788,061    $        --
 Accrued expenses                                   1,070,584        169,839
 Current portion of long-term obligations             287,796             --
                                                 ------------    -----------
Total current liabilities                           2,146,441        169,839
Long-term obligations, less current portion           363,094             --
Commitments                                                --             --
Shareholders' equity:
 Preferred stock, $1.00 par value:
     Authorized shares--6,000,000;
     Issued and outstanding shares--none                   --             --
 Common stock, $.01 par value:
     Authorized shares--50,000,000;
     Issued and outstanding shares--
     4,862,871 at September 30,1998                    48,628             --
 Additional paid-in-capital                        40,628,928             --
 Net advances from ATL                                     --      8,124,018
 Net due from ATL                                 (12,000,000)            --
 Deficit accumulated during development stage     (16,173,839)    (7,883,890)
                                                 ------------    -----------
Total shareholders' equity                         12,503,717        240,128
                                                 ------------    -----------
Total liabilities and shareholders' equity       $ 15,013,252    $   409,967
                                                 ============    ===========

                            See accompanying notes.

                   Page 3 of 12 sequentially numbered pages

                                SONOSIGHT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                             Quarter ended,               Three Quarters ended,          Period from February, 1994
                                     September 30,    September 26,    September 30,  September 26,          (inception) through
                                          1998             1997            1998            1997              September 30, 1998
                                     --------------   -------------    -------------  -------------      --------------------------
Grant revenue                          $        --      $   540,496      $   973,107    $ 1,863,581            $  4,949,702

Expenses:
  Research and development               2,273,436        1,928,834        6,456,449      4,952,306              16,209,865
  Sales and marketing                      641,113          427,546        1,992,708        693,265               3,260,980
  General and administrative               512,550          168,935        1,208,325        439,023               2,047,122
                                       -----------      -----------      -----------    -----------            ------------
                                         3,427,099        2,525,315        9,657,482      6,084,594              21,517,967

Interest income                            175,155               --          394,426             --                 394,426
                                       -----------      -----------      -----------    -----------            ------------
Net loss                               $(3,251,944)     $(1,984,819)     $(8,289,949)   $(4,221,013)           $(16,173,839)
                                       ===========      ===========      ===========    ===========            ============

Basic and diluted net loss per         $     (0.67)     $     (0.42)     $     (1.72)   $     (0.90)
 share                                 ===========      ===========      ===========    ===========

Weighted average shares used in
 computation of basic and diluted
 net loss per share:                     4,862,861        4,696,000        4,830,790       4,672,000



                            See accompanying notes.

                   Page 4 of 12 sequentially numbered pages

                                SONOSIGHT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                 Three Quarters ended         Period from February, 1994
                                                            September 30,    September 26,        (inception) through
                                                                 1998             1997             September 30, 1998
                                                            -------------    -------------    --------------------------

Operating activities:
Net loss                                                     $(8,289,949)    $(4,221,013)            $(16,173,839)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization                                 230,609          74,629                  365,272
   Changes in operating assets and liabilities:
   (Increase) in prepaid expenses and other
      current assets                                            (292,880)             --                 (292,880)
   Increase in accounts payable and other
      accrued liabilities                                      1,688,806         110,550                1,858,645
                                                             -----------     -----------             ------------
Net cash used in operating activities                         (6,663,414)     (4,035,834)             (14,242,802)

Investing activities:
Purchases of property and equipment                           (1,197,309)       (283,617)              (1,741,940)
Increases in deposits                                            (84,037)             --                  (84,037)
                                                             -----------     -----------             ------------
Net cash used in investing activities                         (1,281,346)       (283,617)              (1,825,977)

Financing activities:
Repayment of long-term obligations                               (81,980)             --                  (81,980)
Issuance of common stock                                           1,278              --                    1,278
Contributions from ATL                                        20,552,261       4,319,451               28,676,280
                                                             -----------     -----------             ------------
Net cash provided by financing activities                     20,471,559       4,319,451               28,595,578

Net increase in cash and cash equivalents                     12,526,799              --               12,526,799

Cash and cash equivalents at beginning of period                      --              --                       --
                                                             -----------     -----------             ------------

Cash and cash equivalents at end of period                   $12,526,799     $        --             $ 12,526,799
                                                             ===========     ===========             ============

Supplemental disclosure of cash flow information:
Cash paid for interest                                       $    20,664     $        --             $     20,644
                                                             ===========     ===========             ============

Supplemental disclosure of non-cash investing and
 financing activities:
Equipment acquired through capital lease obligations         $   732,870     $        --             $    732,870
                                                             ===========     ===========             ============


                            See accompanying notes.

                   Page 5 of 12 sequentially numbered pages

                                SONOSIGHT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Interim Financial Information

The information contained herein has been prepared in accordance with instructions for Form 10-Q. The information furnished reflects, in the opinion of management of SonoSight, Inc. ("SONO" or the "Company"), all adjustments necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of results to be expected for the entire year ending December 31, 1998 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997, included in the Company's Form 10.

On April 6, 1998, SonoSight became an independent public company having been spun-off to the shareholders of ATL Ultrasound, Inc. ("ATL"). The accompanying condensed financial statements include the accounts of the Company business, which consist of what was, until April 6, 1998, the highly-portable ultrasound division of ATL. The financial statements for periods prior to April 6, 1998, represent the combination of ATL's highly-portable ultrasound products division and the corporate entity (SonoSight, Inc.) established to effect the April 6, 1998 distribution of SONO's common stock to the existing shareholders of ATL. The accompanying combined financial statements for the periods prior to April 6, 1998, which are derived from the historical books and records of ATL, include the assets, liabilities, revenues and expenses of SONO at historical cost.

Reclassification of Prior Period Balances

Certain amounts reported in previous periods have been reclassified to conform with the current period presentation.

Weighted Average Shares Outstanding

The accompanying combined financial statements of SONO for the nine months ended September 26, 1997 present the number of weighted average shares used in computing basic and diluted net loss per share based on the exchange ratio established in the April 6, 1998 distribution by ATL of one SONO share for every three shares of ATL. All periods presented have been restated to reflect this distribution. Options to purchase shares and restricted shares issued by ATL which were outstanding and totaling 327,197 and 617,585 as of September 30, 1998 and September 26, 1997, respectively, along with outstanding options to purchase shares issued by SONO totaling 1,100,000 as of September 30, 1998, were not included in the computation of diluted net loss per share because to do so would be antidilutive.

                   Page 6 of 12 sequentially numbered pages

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with the Company's condensed financial statements and the related notes thereto appearing in Item 1 of this report. In addition to historical information, this report contains and may incorporate by reference forward-looking statements concerning the Company, anticipated results of operations, cash requirements and anticipated products and product introductions. Forward-looking statements are based on management's projections and estimates on the dates on which the statements are made, and are subject to certain risks and uncertainties and other factors that could cause actual results to differ materially from those projected. The words "believe", "expect", "internal", "anticipate", variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors that are difficult to predict. These risks, uncertainties and other factors include, without limitation, uncertainties related to continued scientific progress in research and development programs; results of research and development efforts and clinical trials; acquisitions of products or technology, if any; relationships with corporate collaborators; competing technological and market developments, including demand for the Company's or similar products and the level of competition; the ability and costs to file, prosecute and enforce patent claims; the ability, time and costs to scale-up manufacturing and commercialize the Company's products; uncertain market acceptance of products and other factors discussed in connection with particular forward-looking statements. Reference is made to the Company's Report on Form 10 for more detailed description of these and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date of this report or to reflect changes in management's projections or estimates.

Overview

SonoSight, Inc. ("SONO" or the "Company"), a development stage enterprise, commenced operations in 1994 as a project of ATL Ultrasound, Inc. ("ATL").
SONO was chartered to develop the design and specifications for a highly-portable ultrasound device and other highly-portable ultrasound products. During the period from inception through April 6, 1998, the project was organized as a separate division of ATL with the purpose of accelerating research, development and commercialization of this device. On February 2, 1998, the ATL Board of Directors approved a plan to spin-off SONO as an independent, publicly owned company. This transaction was effected through the tax-free distribution of SONO's shares to ATL shareholders on April 6, 1998, at which time shareholders of ATL received one share of SONO common stock for each three shares of ATL common stock held.

SONO plans to use its technology to develop, manufacture, and market highly portable diagnostic medical ultrasound devices. SONO's future growth will largely depend on its ability to market and sell its ultrasound products to physicians, hospitals, clinics, private medical practices and emergency medical personnel worldwide. Since inception, funding from ATL and the U.S. Navy under a U.S. Government Defense Advanced Research Projects Administration grant (the "Development Contract") has been used to finance the development of SONO's technologies. To date, SONO has not generated any revenue from product sales. SONO will continue to incur operating losses at least until its product sales generate sufficient revenue to fund its continuing operations. There can be no assurances that there will be sufficient revenue to fund SONO's operations in future periods.


Results of operations

Grant revenue

Grant revenue is recognized per the terms of the Development Contract and is generally tied to the achievement of technological milestones. There was no grant revenue for the quarter ended September 30, 1998, as compared to $540,496 for the comparable period in 1997. The absence of grant revenue in the most recent quarter is consistent with management's expectations as the majority of technological milestones had been achieved by the end of the second quarter, June 30, 1998. Grant revenue for the three quarters ended September 30, 1998 was $973,107 versus $1,863,581 for the comparable period in 1997. The decrease in grant revenue during 1998 as compared to 1997 was anticipated and is due to SONO nearing the completion of the Development Contract and therefore reaching fewer

                   Page 7 of 12 sequentially numbered pages milestone achievements. Under the terms of the Development Contract, most of the grant revenue available to SONO had been recognized through June 30, 1998. Future revenues will depend primarily on product sales, which are not anticipated until, at the earliest, the latter part of 1999 at which time SONO expects to complete development of its initial product. The Company, therefore, does not expect to recognize any significant revenues in the near term.

Research and development expense

Research and development expenses for the one and three quarters ended September 30, 1998 were $2,273,436 and $6,456,449 versus $1,928,834 and $4,952,306 for the comparable periods in 1997. The increase in research and development expense is due primarily to additional personnel and personnel related expenses and product development expenses. The Company anticipates increased spending levels in research and development in the near term as the Company completes development of its initial products, continues to develop next generation products and begins to equip facilities for manufacturing activity.

Sales and marketing expense

Sales and marketing expenses for the one and three quarters ended September 30, 1998 were $641,113 and $1,992,708 versus $427,546 and $693,265 for the comparable periods in 1997. The increase in selling and marketing expenses is a result of the Company's hiring of additional sales and marketing personnel and increases in consulting and travel expenditures in 1998 versus 1997. Such increases in personnel and marketing activities have been in support of product definition, refinement of customer requirement specifications and attainment of United States and international distributor agreements. The Company intends to continue to add personnel and infrastructure to its selling and marketing functions in anticipation of product introduction and expects that selling and marketing expenses will increase significantly in the upcoming quarters.

General and administrative expense

General and administrative expenses for the one and three quarters ended September 30, 1998 were $512,550 and $1,208,325 versus $168,935 and $439,023 for the comparable periods in 1997. The increase in general and administrative expenses is a result of an increase in personnel in the general management, administration, finance and accounting functions in anticipation and as a result of SONO becoming a stand-alone public company. SONO intends to continue to add personnel and infrastructure, though at a slower rate than in the most recent period, and consequently expects that general and administrative expenses will continue to increase.

Net loss

Net losses for the one and three quarters ended September 30, 1998 were $3,251,944 and $8,289,949 versus $1,984,819 and $4,221,013 for the comparable periods in 1997. This increase is due primarily to the increase in expenses and reduction in grant revenue as noted above. The Company expects to incur significant net losses in the near term as it continues research and development activity relating to its initial and next generation products, develops the infrastructure required to support the manufacturing and distribution of the products and continues to support necessary administrative systems for a stand-alone public company.


Liquidity and Capital Resources

On April 6, 1998, ATL contributed to the capital of SONO all cumulative advances made by ATL (net of Development Contract payments received) of approximately $10.7 million in addition to $18 million in cash. Further, ATL is obligated, without contingency, to contribute an additional $12 million cash on January 15, 1999. To date, advances from ATL, including the $18 million in cash received at the time of the spin-off, grants from the Development Contract and proceeds from lease financing have funded the Company's capital requirements. As of September 30, 1998, cash and cash equivalents on hand totaled $12.5 million. The cash requirements of SONO's business have increased in recent periods and are expected to continue to increase as SONO continues research and development activity relating to its initial and next generation products, develops the infrastructure required to support

                   Page 8 of 12 sequentially numbered pages the manufacturing and distribution of the products and continues to support necessary administrative systems for a stand-alone public company.

SONO believes the existing cash and cash equivalents together with the $12 million to be received from ATL in January 1999 and funds which are available through lease financing should be sufficient to fund the Company's operations through the end of 1999. However, the amount of cash required to fund SonoSight is difficult to predict, and will depend, in part, upon factors beyond SONO's control. Capital requirements could exceed SONO's estimates as a result of a variety of factors including, without limitation, technical obstacles, delays in development, cost overruns in research and development programs or establishing manufacturing activities, lower than or much greater than anticipated adoption rates and greater than anticipated administrative expenses. Accordingly, SONO could need to seek additional equity or debt financing earlier than it presently anticipates, and such financing may not be obtainable on a timely basis, on favorable terms or at all. If adequate funds are not available to meet its cash needs, SONO may be required to significantly curtail its research and development programs, its overall spending levels, or delay or cancel marketing initiatives or product introductions, or obtain funds through arrangements with collaborative partners or others that may require SONO to relinquish rights to certain of its technologies or products or cease operations.


Year 2000

Overview

The Year 2000 issue is pervasive in the general economy and complex, as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The Year 2000 issue is the result of many computer programs being written using two, rather than four, digits to define the applicable year. Unless corrected, those systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, potentially resulting in system failures or miscalculations.

Readiness

SONO is undertaking an initial review of its information technology computer systems and currently believes that the Year 2000 issue does not pose significant operational problems to its information technology systems. The majority of SONO's software and computer equipment has been purchased within the last two years from third-party vendors. The Company plans to survey its equipment and third-party vendors to determine any needed Year 2000 solutions.

Furthermore, proper operation of our device with regard to Year 2000 related issues is part of the functional requirements specification of our product, and verification and validation testing will be performed to ensure compliance.

Costs

At this time, SONO cannot determine the full cost, if any, of correcting any potential year 2000 problems. The full estimated cost, if any, of correcting the Year 2000 issue will be known, if possible, after the Company completes its initial review of equipment and third-party vendors.

Risks

SONO anticipates its greatest Year 2000 risks are activities involving research and development software and equipment and manufacturing equipment and material suppliers. If Year 2000 problems exist in these areas, it could take significantly longer for the Company to bring products to market, which could have a material adverse effect on the Company's business and financial condition.

Contingency

After SONO completes its survey of Year 2000 issues, it will establish a contingency plan to address any "high-risk" issues that could delay its efforts to bring products to market.

                   Page 9 of 12 sequentially numbered pages

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

                   Page 10 of 12 sequentially numbered pages

Part II:  Other Information

Item 5.  Other Information

The Company had previously utilized financial quarters that were based on a four-four-five week per quarter structure independent of particular calendar quarter-end days, with any remainder being adjusted to a true year-end. For ease of financial reporting, and other related reasons, the Company now bases its financial quarters on calendar quarter-end days. The result of this change is that the Company's quarters now end on the following days: December 31, March 31, June 30 and September 30.

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits
    --------

Exhibit 27   Financial Data Schedule

b)  Reports on Form 8-K
    -------------------

No reports on form 8-K were filed during the quarter ended September 30, 1998.

                   Page 11 of 12 sequentially numbered pages

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SonoSight, Inc.
                                       (Registrant)



Dated: November 12, 1998               By:   /S/ DONALD F. SEATON, III
       ------------------                -----------------------------
                                         Donald F. Seaton III
                                         Vice President, Finance,
                                         Chief Financial Officer
                                         (Authorized Officer and Principal
                                         Financial Officer)


                   Page 12 of 12 sequentially numbered pages