Form 10-K
period 1998-12-31
SONOSITE INC
filed 1999-03-22
CIK 1055355

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998
                        Commission File Number 0-23791

                               ----------------

                                SONOSITE, INC.
            (Exact Name of Registrant as Specified in its Charter)

                 Washington                                      91-1405022
        (State or Other Jurisdiction                (I.R.S. Employer Identification No.)
      of Incorporation or Organization)
    19807 North Creek Parkway, Suite 200,
             Bothell, Washington                                 98011-8214
  (Address of Principal Executive Offices)                       (Zip Code)

                                (425) 951-1200
             (Registrant's Telephone Number, Including Area Code)

       Securities Registered Pursuant To Section 12(b) of the Act: None.

          Securities Registered Pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $.01 PAR VALUE PER SHARE
              SERIES A PARTICIPATING CUMULATIVE PREFERRED STOCK,
                           PAR VALUE $1.00 PER SHARE

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting and nonvoting stock held by nonaffiliates of the registrant at March 10, 1999 was approximately $47.5 million.

   The number of shares of the registrant's Common Stock outstanding at March 10, 1999 was 4,872,484.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Registrant's definitive proxy statement relating to the annual meeting of shareholders to be held in 1999, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

   Our disclosure and analysis in this Report contain some forward-looking statements. When used in this discussion, the words "believes," "anticipates" and "intends" and similar expressions are intended to identify forward-looking statements, but the absence of such words does not necessarily mean that a statement is not forward-looking. Such statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expected or implied by these forward-looking statements. See "--Important Factors Regarding Forward-Looking Statements." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under "--Important Factors Regarding Forward-Looking Statements" and elsewhere in this report. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports the Company files from time to time with the Securities and Exchange Commission.

ITEM 1. BUSINESS

Overview

   SonoSite is the leader in the design and development of miniaturized, high-performance, digital ultrasound imaging devices. Our first hand-carried devices, based on our SonoSite Leap platform, will weigh less than six pounds and generate high-quality images comparable to those produced by larger, more expensive ultrasound machines. We expect our devices to expand access to high-quality ultrasound imaging as we target the replacement market for lower-priced ultrasound machines characterized by low-quality images. In addition, our devices will make high-quality ultrasound imaging available as a diagnostic tool to physicians at the point of care, enabling physicians to bring ultrasound directly to the patient, instead of referring them to an ultrasound specialist. Our first product suite will target gynecologists and obstetricians who currently use ultrasound imaging within a well-established reimbursement framework.

   We received Section 510(k) clearance for a prototype of our SonoSite Leap platform in May 1998. We have applied for Section 510(k) clearance for the commercial version of our SonoSite Leap product platform and expect to launch our first product suite prior to the end of 1999 following receipt of this approval. Subsequent product suites based on the SonoSite Leap platform will target markets for emergency medicine, cardiology and whole body ultrasound imaging.

   Physicians utilize ultrasound imaging as an effective tool for the noninvasive visual examination of soft tissue. However, they do not have immediate point-of-care access to high-quality ultrasound imaging due to the cost, size and complexity of existing high-quality ultrasound machines. These machines are typically operated in centralized locations by specialists who produce ultrasound images on a referral basis. We intend to put the power of high-quality ultrasound imaging directly in the hands of the front-line physicians who currently utilize ultrasound as part of their diagnostic procedures but either outsource ultrasound imaging or are required to rely on lower-quality ultrasound imaging performed at the point of care. We believe our product suites will offer the following advantages:

  . easy-to-use, affordable high-quality ultrasound imaging at the point of care;

  . physicians can use ultrasound imaging more frequently to identify earlier those patients requiring more comprehensive diagnostic procedures or specialist intervention;

  . physicians can improve patient healthcare by beginning any required treatments earlier;

  . patients will not experience the "waiting trauma" effect associated with the delay in obtaining ultrasound image results conducted on a referral basis; and

  . for patients with symptoms, physicians can utilize existing reimbursement codes.

Just as personal computers expanded the power of computing beyond the mainframe computer and computer technicians, we believe our devices will expand the use of high-quality ultrasound imaging beyond the centralized facility and radiology specialists to front-line physicians and new clinical settings.

   According to industry sources, the annual worldwide market for all ultrasound imaging devices is approximately $2.5 billion. Initially, we will target our product suites at current users of ultrasound imaging who purchase lower-end ultrasound machines and would be attracted to the high image quality and low cost of our products. We estimate that this segment represents approximately 22% of the existing market, or $540 million annually. In addition, our product suites should be attractive to physicians, such as cardiologists and emergency care physicians, who seek portable ultrasound imaging with high image quality. Our product suites should also be attractive to physicians, such as gynecologists, internists and pediatricians, who currently outsource ultrasound imaging because existing high-performance devices are too costly and difficult to use.

   In anticipation of the commercial launch of our initial product suites, we have built a worldwide sales and distribution network. We have entered into agreements with each of PSS World Medical, Inc. and its subsidiary, Diagnostic Imaging, Inc., for domestic distribution of our products. Internationally, we have entered into distribution agreements covering more than 50 countries.

   We were formerly the hand-held ultrasound device division of ATL Ultrasound, a leader in high-end, digital ultrasound machines. We were spun off as a separate company in April 1998 to focus on further development and commercialization of high-performance, miniaturized ultrasound devices. Our products are based on research and development begun at ATL Ultrasound. Most of the key engineers responsible for the development of our technology at ATL Ultrasound have joined SonoSite. Under an agreement with ATL Ultrasound, we have exclusive rights through 2003, which become nonexclusive thereafter, to use all applicable ATL Ultrasound technology in the area of miniaturized digital ultrasound imaging. In addition, ATL Ultrasound has agreed to manufacture our products through 2003; however, we may assume some of the manufacture of our products prior to that time.

Industry Background

   The Use of Ultrasound Imaging

   Medical imaging has been an important element of medical diagnosis since the introduction of X-ray technology. As imaging technology has advanced in recent decades, applications of medical imaging have expanded to address increasingly complex disease states and conditions involving soft tissues and internal body organs. While X-ray technology is the dominant method used for visual analysis of hard tissue, such as bone material, the most widely used imaging methods for visual analysis of soft tissues and organs include computed tomography (CT), magnetic resonance imaging (MRI), nuclear medicine, X-ray angiography and ultrasound. Each method of soft tissue imaging requires specialized equipment and has different patterns of use and applications. A physician selects the soft tissue imaging method to be used based on a variety of factors, including:

  . the particular disease state or condition to be studied;

  . the status of the patient;

  . image quality; and

  . the cost of the procedure.

   Ultrasound was introduced for medical imaging purposes in the late 1950s as a safe and noninvasive method to provide real-time, dynamic images of most major soft tissues and organs. Initially, physicians used ultrasound imaging to assess the general shape, size and structure of internal soft tissues and organs. Obstetricians were among the first physicians outside of radiologists to adopt widespread use of ultrasound imaging. As advances in technology improved the image quality of ultrasound devices, the use of ultrasound imaging expanded to other clinical applications, including examinations for gynecological abnormalities.

   Ultrasound systems use low-power, high-frequency sound waves emitted by a transducer to produce soft tissue images. The physician places the transducer on the skin or in a body cavity near the targeted area. Tissues and fluids reflect these sound waves and the transducer detects these reflections. Based on these reflections, the ultrasound system's beamformer organizes the sound waves and produces an image for visual examination, using digital or analog signal processing or a combination of the two. Digital signal processing technology allows an ultrasound device to process with greater signal fidelity. As such, digital ultrasound machines produce higher resolution images than analog and analog/digital ultrasound machines.

   Standard ultrasound imaging produces a two-dimensional image that physicians use to diagnose and monitor disease states and conditions by analyzing the relative shading of tissues or organs. This is known as grayscale imaging, or two-dimensional (2D) imaging when used in cardiology applications. Power Doppler allows physicians to use ultrasound imaging to detect the presence of blood flow through the body. Color Doppler ultrasound imaging expands standard ultrasound imaging further to enable physicians to image the direction and velocity of blood flow.

   Physicians currently use ultrasound imaging in a variety of clinical applications. In addition to obstetric and gynecological applications, ultrasound imaging is increasingly used in cardiac imaging. Ultrasound imaging for cardiac function indications, otherwise known as echocardiography, provides the physician an enhanced real-time image of the internal heart structure, including the valves and chambers. The physician uses this image to diagnose coronary artery disease, valvular disease and congenital heart defects. In vascular medicine, physicians determine the presence of a disease state or condition using color Doppler ultrasound to image blood flow in soft tissues, organs and the vascular system.

   According to industry estimates, in the United States approximately 63.5 million ultrasound imaging procedures were conducted in 1997; approximately 73% were conducted in centralized imaging centers on a referral basis. Approximately 85% of all ultrasound imaging procedures in the United States were conducted by radiology specialists, cardiologists and gynecologists and obstetricians.

   Limitations of Current Ultrasound Technology

   Current users of ultrasound imaging face a tradeoff between image quality on the one hand and price and portability on the other. High-performance machines are based on digital signal processing technology and provide a high-quality image, but they require a large capital investment of greater than $100,000, plus significant operating costs. These ultrasound machines typically weigh approximately 200-300 pounds and require specially trained technologists to operate them. Ultrasound machines based on the less precise analog/digital hybrid imaging technology are less expensive, but they typically produce lower-quality images. They are not easily portable and cost from $30,000 to $100,000. "Luggable" analog ultrasound machines are even less expensive, but they also produce lower-quality images that limit their diagnostic utility.

   Advances in technology have greatly improved the image quality of ultrasound systems and substantially increased their diagnostic utility, resulting in the growth in the use of ultrasound. However, high-quality images currently are typically produced by large, high-performance, digital ultrasound systems. Because of the high cost, size and complexity of these systems, ultrasound imaging is generally performed in diagnostic imaging centers and radiology departments in hospitals. These imaging centers typically have several high-performance ultrasound systems operated by a team of specially trained technologists and radiology specialists who interpret the ultrasound images. Patients requiring ultrasound imaging are generally referred to these centers. The physicians who make these referrals lose reimbursement income and relinquish control of their patients during primary diagnosis. The patient must schedule a separate appointment for the ultrasound imaging procedure, travel to the diagnostic center and experience the "waiting trauma" effect caused by the uncertainty of a delayed primary diagnosis.

   We believe patient care would be improved significantly if high-quality ultrasound imaging were readily available at the point of care. Primary diagnosis, and thus the beginning of any required treatment, would be more immediate. In addition, physicians could easily and more frequently monitor patient progress during subsequent office visits, readily obtaining the information necessary to enable more timely adjustments to treatment. Patient care also would be improved significantly if high-quality ultrasound imaging were available in settings where the use of high-end ultrasound systems generally is not feasible due to their high cost, complexity of operation and limited portability. These unserved or underserved settings include emergency rooms and vehicles, athletic arenas, battlefields, rural areas and even the patients' bedsides.

The SonoSite Solution

   In much the same way that today's personal computers provide the computing power of earlier-generation mainframe computers, we are designing our product suites to achieve the high performance of existing, larger ultrasound machines on a hand-carried platform. Our product suites feature high-quality, digitally formed imaging comparable to that generated by larger, significantly more expensive, ultrasound machines in a hand-carried device that is easy to use. Our product suites are designed to offer the following advantages to physicians and their patients:

 High-Quality            Our product suites break out of the traditional
 Ultrasound Imaging in   continuum of ultrasound systems where cost and size
 an Affordable Hand-     are directly related to image quality. We possess
 Carried Device          proprietary technology in three important areas: (1)
                         custom-designed computer chips that achieve high
                         performance while enabling reduced size and power
                         consumption, (2) process technology that allows the
                         production of transducers with performance comparable
                         to high-performance devices at significantly reduced
                         costs, and (3) ergonomic and design-engineering
                         advances that enable physicians to use our product
                         suites with little effort and training and to
                         integrate our product suites into their existing
                         workflow.

 Substantial Value for   For current diagnostic ultrasound procedures with
 Existing Users of       established third-party reimbursement codes, our
 Ultrasound Imaging      product suites will provide a low-cost, high-quality
                         alternative. For example, our first product suite, the
                         SonoSite Gynecology and Obstetrics Suite, targets the
                         gynecologists and obstetricians who together currently
                         perform or refer 12.3 million ultrasound procedures
                         annually in the United States, typically performed
                         with large, expensive ultrasound machines.

 Substantial             The combination of image quality, portability, ease of
 Opportunity to Expand   use and affordability of our products will also allow
 Uses of Ultrasound      physicians to perform established ultrasound
 Imaging                 examinations more routinely. The SonoSite Cardiology
                         Suite will be used by cardiologists, who we believe
                         can use our device to conduct echocardiography more
                         frequently to increase the efficiency of primary
                         diagnosis. Our products will also facilitate the use
                         of ultrasound in other clinical settings that can
                         benefit from point-of-care imaging, such as emergency
                         medicine and internal medicine.

 Improved Patient Care   Our product suites will enable physicians to deliver
 Through Earlier         more immediate primary diagnoses by avoiding the delay
 Diagnosis               associated with the referral of ultrasound imaging
                         procedures. The more immediate primary diagnosis in
                         turn results in earlier detection and treatment cycles
                         when appropriate. In addition, the reduced time to
                         diagnosis will substantially reduce the "waiting
                         trauma" effect resulting from the delay in obtaining
                         ultrasound imaging results.

 Superior Efficiency for Our product suites will enable physicians and
 Healthcare Providers    healthcare providers to (1) more efficiently use
                         downstream ultrasound referral services, (2) shorten
                         patient care cycle times, and (3) increase the quality
                         of patient care. Front-line physicians can use our
                         products to reduce the number of patients
                         unnecessarily referred for additional testing.
                         Healthcare organizations can use our product suites to
                         increase their diagnostic imaging capacity at low
                         incremental cost, without expanding existing
                         facilities and personnel. As a result, these
                         organizations will be able to more efficiently use
                         existing personnel responsible for the delivery of
                         ultrasound services.

Strategy

   Our objective is to maintain our position as the leader in the design and development of miniaturized, high-performance, digital ultrasound imaging devices and to successfully commercialize their use. To achieve this objective, we have developed a strategy with the following key elements:

 Capitalize on Our       We intend to build on the significant technological
 Technology Advantage    lead we have achieved in developing miniaturized,
                         high-performance, digital ultrasound imaging devices.
                         Our proprietary technology is the subject of two
                         issued and two pending patents. We intend to utilize
                         our advantage in combining ultrasound performance,
                         size and cost to develop additional, innovative
                         products for new and existing markets and
                         applications.

 Position Our Products   We intend to penetrate existing markets by positioning
 as a Superior Value     our product suites as a superior value alternative to
 Alternative to Existing machines that lack high image quality and higher-
 Ultrasound Products     priced machines that lack portability and ease of use.
                         To facilitate early and rapid market acceptance, we
                         will target our initial product suites for traditional
                         use within existing clinical applications for
                         ultrasound imaging, including:

                            . gynecology and obstetrics;

                            . cardiology; and

                            . radiology.

 Offer Customized        We will offer a customized education program to teach
 Education to Increase   physicians not currently utilizing ultrasound imaging
 Users of Ultrasound     the various clinical applications of our products. We
 Imaging                 intend to work with clinical opinion leaders to
                         demonstrate and communicate the efficacy and cost-
                         effectiveness of our ultrasound technology. We intend
                         to target physicians who can benefit from our
                         products, including:

                            . emergency medicine physicians;

                            . general practitioners;

                            . sports orthopedists;

                            . general and specialty surgeons; and

                            . gastroenterologists.

 Establish Strategic     We intend to form strategic partnerships with
 Partnerships in Key     companies in established leadership positions and with
 Clinical Segments       distribution channels in clinical segments where our
                         products and proprietary technology may benefit new
                         users. These clinical segments may include surgery,
                         cardiology, emergency medicine and gastroenterology.

 Utilize ATL Ultrasound  We will use ATL Ultrasound to initially manufacture
 Manufacturing           our products. This relationship enables us to benefit
 Expertise               from ATL Ultrasound's established ultrasound
                         production experience and manufacturing facilities
                         that comply with International Standards Organization
                         (ISO) requirements. This arrangement will also
                         significantly reduce risks and capital costs usually
                         encountered during the start-up phase of a new
                         manufacturing facility.

 Leverage Third-Party    We have established alliances with leading independent
 Distribution            medical equipment distributors. We intend to utilize
 Capabilities            their expertise to reach both customary purchasers of
                         ultrasound systems and a wide variety of medical
                         practitioners who do not currently use ultrasound
                         imaging.

Our Product Suites

  SonoSite Leap Product Platform

   General Specifications. The SonoSite Leap product platform is comprised of a hand-carried display unit consisting of an integrated color display and control panel, together with the application-specific transducer. Products based on this platform will be able to store images in memory and allow simulated stored real-time motion images, a diagnostic capability that is used in many ultrasound examinations. Products based on the SonoSite Leap platform will provide 2D and power Doppler imaging and a proprietary auto-focus capability which enables the user to quickly complete the ultrasound examination. These products can be powered by conventional alternating current or by a rechargeable lithium ion battery.

   Ultrasound Signal Processing and Display Unit. Our hand-carried display unit will weigh less than five pounds and measure 13 inches long, 7.5 inches wide and 2.5 inches high. The display unit houses four custom-designed computer chips and circuitry with digital signal processing. The real-time images generated by the display unit can be transmitted to industry-standard monitors and printers or shown on the five-inch articulated high-resolution liquid crystal display panel integrated in the display unit. Imaging functions are controlled through a small alphanumeric keyboard immediately below the display panel and a navigational trackball. We use injection molded plastic for the outer shell of the display unit. We designed the display unit to be durable, visually appealing and easy to handle.

   Transducers. We will offer a variety of transducers specific to particular clinical applications. Initially, we will offer an abdominal transducer and a transvaginal transducer. The abdominal transducer will be a curved array broadband transducer for general abdominal and obstetrics applications. The transvaginal transducer will be a broadband transducer for gynecological ultrasound scanning. Each transducer will be produced through a proprietary manufacturing process. Transducers are attached to the display unit by a cable. We are currently developing transducers for additional clinical applications. Within the next 12 months, we anticipate releasing a transducer unit capable of imaging internal organs between the ribs and a linear array unit that will have utility for the radiologist and internist in shallow ultrasound imaging applications.

  SmartStand

   To enhance the utility and efficiency of our product suites, we are developing the SmartStand. The SmartStand is designed to:

  . provide storage of our products when not in use and a stand for our products when they are in use;

  . recharge the battery in the base unit;

  . provide enhanced interface capabilities between our products and third-party output devices, such as printers and storage devices; and

  . be portable and minimize space requirements.

  Customized Education and Training

   We intend to provide training in the product operation and clinical interpretation necessary to enable physicians who do not currently use ultrasound to be fully competent in both the fundamental operation of our products and in the clinical skills required to use them effectively. We anticipate that renowned ultrasound physicians will deliver a focused offering of educational curricula. Utilizing leading-edge multimedia technology, we plan to deliver innovative programs in multiple languages for (1) ultrasound knowledge assessments, (2) product operation training, and (3) Continuing Medical Education (CME) accredited clinical education.

  Product Suites

   Products based on the SonoSite Leap platform will be offered in suites consisting of a display unit, transducers and other essential accessories. We have designed our product suites to target the following clinical applications:


    Product                                                          Expected
     Suite                      Clinical Segment                    Launch Date

-------------------------------------------------------------------------------

  [Gynecology  The SonoSite Gynecology and Obstetrics Suite of        Fourth
  & Obstetrics products and accessories will offer a convenient,      Quarter
  icon]        effective means of incorporating ultrasound in           of
               gynecologic and obstetric office examinations. It       1999
               will include both the abdominal and transvaginal
               transducers for both currently reimbursable
               routine and symptomatic imaging procedures.
   Gynecology
  & Obstetrics

-------------------------------------------------------------------------------

  [Emergency   The SonoSite Emergency Medicine Suite of products      Fourth
  Medicine     and accessories will provide the capability to         Quarter
  icon]        perform high-quality ultrasound imaging at trauma        of
               scenes or in emergency transport vehicles or            1999
               facilities. The portability, high-image quality
               and battery power of this product suite enables
               trauma-scene diagnosis and patient triage that are
               not currently available.
   Emergency
    Medicine

-------------------------------------------------------------------------------

   [Cardiology The SonoSite Cardiology Suite of products and           First
   icon]       accessories will augment the cardiologist's             Half
               current use of ultrasound imaging to aid in the          of
               rapid assessment of conditions or symptoms in an        2000
               office or hospital setting. The initial product
               suite will provide 2D imaging of the heart and
               will later be enhanced to include color flow
               mapping capability and image quality improvements.
   Cardiology

-------------------------------------------------------------------------------

   [Body       The SonoSite Body Imaging Suite of products and         First
   Imaging     accessories will allow the radiologist to go            Half
   icon]       directly to the patient to provide ultrasound            of
               imaging services with a full complement of              2000
               specially designed transducers and functional
               capabilities.
  Body Imaging


  Additional Product Development

   We intend to continue to invest heavily in further research and development, focused on (1) expansion of the SonoSite Leap product platform to product suites targeted at additional clinical applications, (2) further enhancing image quality, and (3) further reducing the size and manufacturing costs of our products. By accomplishing these objectives, we hope to both extend the range of our current product platform and develop other, potentially smaller product platforms for our ultrasound imaging technology, in order to further expand the use of ultrasound imaging and our products.

Technology

   Our product development efforts have enabled us to achieve the performance of a large, high-quality ultrasound imaging system in a smaller, less expensive device that is easy to use. Our proprietary technology is the subject of two issued and two pending patents. The key components in our technology platform include the following:

   Custom-Designed Computer Chips. We have built on extensive ATL Ultrasound experience in high-end digital ultrasound and Application Specific Integrated Circuit (ASIC) technology to develop four proprietary custom-designed computer chips that implement most of the functions required in a completely digital ultrasound imaging system. We have made significant advances in the integration of ultrasound functions onto customized chip designs, including the integration of a complete ultrasound beamformer onto a single computer chip. Our proprietary chip technology allows our products to share many of the architectural and signal-processing attributes of a high-end ultrasound imaging system in a significantly smaller device.

   Transducers. Using proprietary technology, we have developed high-performance transducers. We have designed our display units to also utilize transducers manufactured by a variety of third-party suppliers, increasing the versatility of our platform.

   Modular Design. Our products are being developed in a building-block fashion, which allows us to develop future products based on a single platform, with each product possessing specific attributes for particular clinical applications. This modular design enables us to integrate new technological advances into our platform by modifying only a part of the platform, rather than the entire platform itself.

   Human Factors Engineering. We have conducted research regarding the utility of our products and their use in clinical settings. Based on these observations, we have designed our products to be compatible with a variety of printing, recording and support devices. We are developing the SmartStand and the SonoCase in response to the particular needs of physicians who will use our products.

   Development Infrastructure. We possess a sophisticated infrastructure to facilitate rapid development of new high-performance products and features. Specific features of this infrastructure include:

  . Advanced acoustic beam simulation. We have developed the ability to simulate the emission, propagation, reflection and reception of simulated acoustic waves in a Computer Aided Design (CAD) environment. This allows us to evaluate the characteristics of acoustic waveforms and to test various product configurations and transducer geometrics without having to produce physical prototypes.

  . Transducer finite element modeling. We use sophisticated finite element modeling techniques to model the detailed physical characteristics and acoustic performance of selected transducer designs. This enables rapid product development, changes and improvements without having to produce hardware prototypes.

  . Fully integrated system simulation. We use advanced engineering CAD tools to assess the performance of a proposed ultrasound system solution relative to its design targets. Based on this assessment, we can rapidly simulate design revisions to attain targeted performance levels.

  . High-speed ASIC behavioral modeling. We have developed sophisticated, proprietary engineering design software to simulate the architecture and performance of our custom computer chip designs. We are able to test and debug our computer chip designs before committing to their manufacture, which reduces development time and the cost of materials.

  . Object-oriented system and software. We utilize sophisticated system and software development practices that include the use of object-oriented building blocks to eliminate time and cost during software development and to allow for more robust and reusable software designs.

Research and Development

   Product development activities have comprised the majority of our activities and expenditures since we were formed as a division within ATL Ultrasound. We continue to conduct extensive research, development and engineering activities and, as of December 31, 1998, we employed 37 engineers and support staff dedicated to the technical development of our hand-carried ultrasound products. The majority of these individuals joined us from ATL Ultrasound. We expect research and development expenditures to increase during 1999 in anticipation of the commercial launch of the SonoSite Leap product platform and as we begin to manufacture products based on that platform. We invested $9.5 million, $7.1 million and $2.6 million in research and development for the years ended December 31, 1998, 1997 and 1996, respectively.

Sales, Marketing and Distribution

   We intend to sell and distribute our product suites through third-party distributors. We also intend to establish strategic partnerships in certain clinical segments. We plan to compete in all the major clinical and geographic segments of the existing ultrasound imaging market by reaching a diverse customer base, including physicians in private practice, hospitals, clinics, private and governmental institutions and healthcare agencies. We will support our domestic third-party distribution network with a small staff of territory sales directors.

   Within the United States, we have entered into an agreement with PSS World Medical, Inc. under which they will serve as our exclusive third-party distributor in the private practice segment. PSS World Medical serves more than 100,000 clients nationwide. In addition, we have entered into an agreement with Diagnostic Imaging, Inc., a subsidiary of PSS World Medical, under which they will serve as our exclusive U.S. distributor for hospitals and diagnostic imaging centers. Under our agreement with Diagnostic Imaging, we have reserved the right to sell directly to hospitals, diagnostic imaging centers and other institutional providers. As a result, we will have the flexibility we need to manage our domestic sales organization and respond to changes in this market over time.

   Internationally, we have entered into agreements with distributors covering more than 50 countries. We intend to rely exclusively on these distributors for overseas sales, focusing primarily on Japan, members of the European Community and other developed countries, coordinated by our own sales directors in Europe and Asia.

Manufacturing

   Agreement With ATL Ultrasound. All our products will initially be manufactured by ATL Ultrasound under an OEM supply agreement. Under this agreement, ATL Ultrasound has agreed to manufacture many of our product components and assemble our final products for distribution through 2003. However, we intend to assume the manufacture of some components, including transducers, prior to 2003. ATL Ultrasound has agreed to manufacture and assemble our products in accordance with its own standard of care for the manufacture of its own products. As a result, we believe our products will be of the highest quality and produced in accordance with federal good manufacturing practices and International Standards Organization (ISO) standards. During the term of the agreement, our products will be produced by ATL Ultrasound on its campus in Bothell, Washington. All equipment and other capital assets used by ATL Ultrasound exclusively in the manufacture of our products have been purchased by us and are owned by us. As a result, all or some of these assets will be transferred to us if we assume production of our products or they may be used by a new third-party manufacturer.

   Suppliers. We depend on other vendors to provide components for our products, such as the high-resolution color displays, certain transducers, batteries and our custom-designed computer chips. A number of these components have limited or single sources of supply. For example, VLSI Technology and Harris Semiconductor supply us with the custom-designed computer chips that are integral to the functionality of our products. We believe that we could ultimately develop alternate sources for all of our product components, but that sales could be lost or deferred as a result of doing so. In addition, these components generally have long order lead times, restricting our ability to respond quickly to changing market conditions.

Patents, Trademarks and Licenses

   We are committed to developing and protecting our intellectual property. We file patent applications to protect innovative technology, inventions and innovative improvements that are significant to the development of our business. We have filed a number of patent applications in the United States and other countries directed to proprietary technology used in our hand-carried ultrasound devices. We hold two patents directed to our technology. In March 1998, we received our first patent (U.S. patent No. 5,722,412), which is directed to hand-carried ultrasound systems with digital signal processing that weigh less than 10 pounds. This patent expires on June 28, 2016. In October 1998, we received our second patent (U.S. patent No. 5,817,024), which is directed to hand-held ultrasonic devices and integrated circuits that incorporate analog-to-digital conversion circuitry and ultrasound beamforming capability on the same integrated circuit. This second patent also expires on June 28, 2016. We also have an exclusive license from ATL Ultrasound through April 5, 2003, which becomes nonexclusive thereafter, to use specified ATL Ultrasound technology in existence at the time of our spinoff, such as ASIC technology in the products we are developing. Under this license, we also have the right to use further advances made by ATL Ultrasound that have been made by them prior to April 5, 2001.

   We intend to register the trademarks and trade names through which we will conduct our business in the United States and abroad. To date, we have applied for registration in the United States of the mark "SonoSite" and our logo.

   We also intend to seek protection for the software contained in our ultrasound products under patent, copyright, and trade secret laws where, in our judgment, significant advantage may be obtained from such protection. Patent, copyright and trade secret protection is subject to limitations and uncertainties and may not provide us any significant competitive advantage.

   We do not know of any infringement by our products on any intellectual property rights of others, nor have we received notice from any third party of any claimed infringement. We are unaware of any competitive products that infringe on our intellectual property rights.

Competition

   The existing medical imaging industry in general, and the existing ultrasound market specifically, is very competitive. The primary bases of competition are image quality, price and ease of use. Our products will be competing with existing ultrasound systems offered by a number of established companies and their international affiliates. These companies include Acuson Corporation, Aloka Co., Ltd., ATL Ultrasound, ESAOTE S.p.A., General Electric Company, Hewlett-Packard Company, Hitachi Corporation, Medison Co., Siemens Medical Systems, Inc. and Toshiba Medical Systems, Inc. All these competitors have significantly greater financial and other resources than we do. In addition, they also generally compete with more than one type of medical imaging device and are already established in many of the market segments and countries that we intend to enter. While we believe that our products provide high-quality images and advanced capabilities and features, the products offered to date by these competitors in some cases include features and capabilities that we are not currently able to offer. Any established or new competitor may introduce new systems or upgrades to existing systems that are equal to or superior to our products in terms of quality or performance. We therefore cannot assure you that our products will be competitive with existing or future products or that we will be able to develop competitive products in the future.

   A number of companies offer portable ultrasound systems, typically in the form of analog desktop units resembling tabletop television sets. In addition, we believe that there are at least two other companies developing ultrasound systems constructed around a laptop computer. There are also a number of groups that are being, or have been, funded by government grants to develop small ultrasound devices that could directly compete with our products. We also anticipate that other companies may be planning to develop highly portable devices to address the market opportunity that we believe exists for hand-carried ultrasonic imaging products. New product offerings in recent years have made the ultrasound market increasingly competitive, as customers can choose from a broad range of ultrasound products. The breadth of new products from many companies appears to have lengthened the time required for customers to make decisions to purchase, since customers have many products to consider before making a purchase decision. In addition to portability, we compete primarily on the basis of the major clinical benefits of the imaging performance, versatility, reliability, upgradability, ease of use and price. We believe these factors will allow us to be competitive. However, we cannot assure you that this will be the case.

Governmental Regulation

   Our products are subject to extensive regulation by numerous governmental authorities, principally the U.S. Food and Drug Administration, as well as numerous state and foreign agencies. We need to obtain clearance of our products by the U.S. Food and Drug Administration before we can begin marketing the products in the United States. Similar approvals are also required before we can begin marketing our products in most other countries. Our products are also subject to various domestic and foreign electrical safety and emission standards. The U.S. Food and Drug Administration has broad regulatory powers with respect to preclinical and clinical testing of new medical products and the manufacturing, marketing and advertising of medical products. The manufacture of our products will be subject to U.S. Food and Drug Administration regulations governing registration of manufacturing facilities and compliance with the U.S. Food and Drug Administration's Quality System Regulations. The U.S. Food and Drug Administration has adopted the ISO standards as the basis for its Quality System Regulations for the United States, and these standards went into full effect for U.S. manufacturers of medical devices in June 1998. We will also be subject to periodic on-site inspection from the U.S. Food and Drug Administration for compliance with such regulations.

   The U.S. Food and Drug Administration requires that all medical devices introduced to the market be preceded either by a premarket notification clearance order under Section 510(k) of the Federal Food, Drug & Cosmetics Act or an approved premarket approval application. A Section 510(k) premarket notification clearance order indicates U.S. Food and Drug Administration agreement with an applicant's determination that the product for which clearance has been sought is substantially equivalent to medical devices on the market prior to 1976 or has subsequently received clearance. The U.S. Food and Drug Administration requires a premarket approval when it has determined that a company must submit clinical trial data and manufacturing quality assurance information to prove that a product is safe and effective for its labeled indications. The process of obtaining Section 510(k) clearance through the U.S. Food and Drug Administration is targeted at 30 days but typically can take up to nine months, while the premarket approval process typically lasts more than a year.

   We received Section 510(k) clearance for a prototype of our SonoSite Leap platform in May 1998 for 10 clinical applications, based upon substantial equivalence to current ultrasound products being marketed by ATL Ultrasound. Based on advances we have made since that approval, we have applied for a new
Section 510(k) clearance for the commercial version of the SonoSite Leap product platform that covers enhanced performance features and one additional clinical application. We believe that any future generation hand-carried ultrasound product platforms will also require only Section 510(k) clearance. We design our products to comply with applicable electrical safety standards, such as those of Underwriters Laboratories and non-U.S. safety standards authorities.

   In order to market our product suites in those countries that are members of the European Union and the European Free Trade Association, we must obtain the conformite europeenne (CE) mark for these product suites. In addition to basic directives applicable to all products, our products are subject to the Medical Device Directive which requires us to receive a certification from an approved body that our product meets certain quality and safety standards. Examples of these standards include ISO 9001-1994 requirements and European Norm (EN) 46001-1997 requirements. We have applied for approval to affix the CE mark to our products and expect to receive approval in the third quarter of 1999. We will rely on ATL Ultrasound and their ISO-compliant manufacturing procedures to meet the ISO requirements for our products. We expect to comply with all EN certification requirements for our products. Individual members of the European Union and European Free Trade Association and other local governmental authorities in Europe may also require further premarket approvals for our products.

   Several countries have, in recent years, changed the electronic emission requirement that must be met by ultrasound equipment. We cannot assure you that we will be able to continue to respond to these continually changing regulatory requirements in a timely manner. Our regulatory compliance programs are being developed to encompass verification of our compliance with domestic and international standards for medical device design, manufacture, installation and servicing.

   While we anticipate receiving needed approvals in time for our current plans for product introduction, the process of obtaining regulatory approvals can be lengthy, expensive and uncertain. Failure to obtain the necessary clearances and approvals will delay marketing of our products. Failure to comply with U.S. Food and Drug Administration regulations and ISO quality requirements could result in sanctions being imposed, including shutting down our operations, restricting our marketing efforts or recalling our products. We cannot assure you that we will be able to obtain necessary regulatory approvals in the future. Delays or failures to receive such approvals, the loss of previously obtained approvals or failure to comply with regulatory requirements could have a material adverse effect on our business.

Reimbursement

   Physicians may seek reimbursement from third-party payors for all or some of the services they provide while using our products. In the United States, the third-party payors include Medicare, Medicaid and private health insurance plans. Reimbursement from these organizations is subject to the regulations and policies of governmental agencies and other third-party payors. For example, the Medicare program, which reimburses hospitals and physicians for services provided to a significant percentage of hospital patients, places certain limitations on the methods and levels of reimbursement of hospitals for procedure costs and for capital expenditures made to purchase equipment, such as the products we intend to sell. Currently, reimbursement is authorized for a number of the uses of our hand-carried ultrasound devices but not for all planned procedures for which our devices may be suitable.

   The Medicare program also limits the level of reimbursement to physicians for diagnostic tests. The state-administered Medicaid programs and private payors also place limitations on the reimbursement of both facilities and physicians for services provided in connection with diagnostic and clinical procedures. Reduced governmental expenditures in the United States and many other countries continue to put pressure on diagnostic procedure reimbursement. We cannot predict what changes may be forthcoming in these policies and procedures, or the effect of any such changes on our business.

   Third-party payors worldwide, including governmental agencies, are under increasing pressure to contain medical costs. Limits on reimbursement or other cost-containment measures imposed by third-party payors may adversely affect the financial condition and ability of hospitals and other users to purchase products, such as ours, by reducing funds available for capital expenditures or otherwise. We cannot forecast what additional legislation or regulation, if any, relating to the healthcare industry or third-party reimbursement may be enacted in the future or what effect such legislation or regulation would have on us.

Employees

   As of December 31, 1998, we had 61 full-time employees. Of these employees, 37 were engaged in research and product development activities, 12 in sales and marketing activities and 12 in administrative capacities. We have never had a work stoppage and no employees are covered by collective bargaining agreements. We believe our employee relations are good.

Important Factors Regarding Forward-Looking Statements

   You should carefully consider the following factors and other information included in this Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following events actually occur, our business, financial condition and operating results could be materially adversely affected.

We Have a Limited Operating History

   We commenced operations as a separate company in April 1998. Prior to that, we operated as a business unit of ATL Ultrasound. Accordingly, we have a limited operating history. You should consider our business and prospects in light of the risks and uncertainties encountered by development-stage technology companies in evaluating whether to invest in our common stock. There are many reasons why we may not be successful in implementing our strategy, including:

  . any inability to complete the design and manufacture of our products;

  . any inability to achieve market acceptance of our products;

  . our dependence on a new platform for ultrasound imaging procedures;

  . our reliance on third-party manufacturing of our products;

  . our need to maintain and expand distribution networks;

  . any loss of key personnel;

  . any inability to respond effectively to competitive pressures;

  . any inability to manage rapid growth and expanding operations; and

  . any failure to comply with governmental regulations.

We Have Incurred Losses and Expect Future Losses

   As a development-stage company, we have incurred net losses in each quarter since we started operations. As of December 31, 1998, we had an accumulated deficit of approximately $20.9 million, including approximately $10.3 million that was accumulated prior to our commencing operations as a separate company in April 1998. We expect to incur substantial additional expenses in the future as we attempt to complete the development of our products and introduce our products into the market. As a result, we will need to generate significant revenues in the future before we will be able to achieve and maintain profitability. Our business strategies may not be successful and we may not be profitable in any future period. If we do become profitable, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

Physicians and Other Healthcare Providers May Not Purchase Our Products

   The products we are developing represent a new platform for ultrasound imaging procedures and we have not sold any of our products commercially. The market for hand-carried, high-performance ultrasound devices is new and untested. We do not know if physicians or other healthcare providers will accept our products or purchase them when available. Acceptance of our products by physicians, including physicians who do not currently use ultrasound, is essential to our success and may require us to overcome resistance to a new platform for ultrasound imaging. Use of our products will require training for physicians who currently do not use ultrasound imaging instruments. The time required to complete such training may be substantial and could result in a delay or decrease in market acceptance. Currently, patients requiring an ultrasound examination are generally referred to a centralized testing location. Radiologists and other specialized providers of ultrasound at these locations may have an incentive to discourage market acceptance for our products in order to maintain these referrals.

   Physicians and other healthcare providers will not purchase our products unless they determine that it is preferable to other means of obtaining an ultrasound examination and that the benefits to the patient and physician outweigh the costs of purchasing our products. This determination will depend on our products' image quality, cost effectiveness, ease of use, reliability, portability and level of third-party reimbursement. Acceptance of our products by physicians and other healthcare providers may be more difficult if they are not able to obtain adequate reimbursement from third-party payors for tests performed using our products. In addition, we have not yet determined the pricing for our products. Our pricing policies could limit market acceptance compared to competing products or alternative testing methods.

We Rely on ATL Ultrasound for Manufacturing Our Products and for Engineering Services

   We depend on our relationship with ATL Ultrasound. We have contracts with ATL Ultrasound for manufacturing and engineering services. These services are critical to the success of our product development efforts and our ability to deliver our products to customers. ATL Ultrasound may be unable to provide all the manufacturing capacity we will need to meet our planned objectives. Although we believe that we could ultimately develop alternative sources for the services provided by ATL Ultrasound, we may lose future sales and incur additional expenses as a result of any interruption or delay by ATL Ultrasound in manufacturing our products or in providing engineering services. Additionally, ATL Ultrasound has the right to terminate our engineering service agreement on 90 days' notice.

We Have No Manufacturing Experience or Capability

   In the future, we intend to assume some or all of the manufacture and assembly of our products. If we do, we will be required to develop our own manufacturing capability. We may be unable to comply with regulations applicable to manufacturers of ultrasound devices or manufacture our products at a cost or in quantities necessary to achieve or maintain profitability. In addition to compliance with regulatory requirements, we may encounter difficulties in scaling up production of our products, including problems involving manufacturing yields, quality control and assurance and shortages of qualified personnel. We may be unable to successfully meet these challenges.

We Rely on Third-Party Vendors to Supply Highly Specialized Components for Our Products

   We depend on third-party vendors to supply highly specialized parts, such as custom-designed computer chips and some transducer components. These vendors may experience difficulty in manufacturing these parts, or in meeting our high quality standards. In addition, these parts generally have long order lead times which restrict our ability to respond quickly to changing market conditions. If we are required to switch vendors, the manufacture and delivery of our products could be interrupted for an extended period.

We Depend on Single-Source Vendors for Some of Our Components

   We depend on single-source vendors for some key components for our products, including custom-designed integrated circuits, image displays, batteries, capacitors and transformers. There are relatively few alternative sources of supply for some of these components. While these vendors have produced our components with acceptable quality, quantity and cost in the past, they may be unable to meet our future demands. Establishing additional or replacement suppliers for these components may take a substantial amount of time. If we have to switch to a replacement vendor, the manufacture and delivery of our products could be interrupted for an extended period.

We May Experience Difficulties Managing Our Growth

   We expect significant growth in all areas of operations as we develop and market our products. We will need to add personnel and expand our capabilities, which may strain our existing management, operational, financial and other resources. To compete effectively and manage future growth, we must:

  . accurately forecast demand for our products;

  . train, manage and motivate a growing employee base; and

  . improve existing operational, financial and management information systems.

   We may be unable to complete necessary improvements to our systems, procedures and controls to support our future operations in a timely manner. In addition, we may be unable to attract or retain required personnel and our management may be unable to develop the additional expertise required to manage any future growth.

Future Operating Results Are Uncertain and Likely to Fluctuate

   Our future operating results will depend on numerous factors, many of which we do not control, including:

  . demand for our products;

  . product and price competition;

  . changes in the costs of components;

  . success of our indirect sales and distribution channels;

  . successful development and commercialization of new and enhanced products on a timely basis;

  . timing of new product introductions and product enhancements by us or our competitors; and

  . timing and magnitude of our expenditures.

   Changes in any or all of these factors could cause our operating results to fluctuate. In addition, we intend to have our products manufactured based on forecasts of sales in future periods. Our forecast in any particular period may prove inaccurate, which could cause fluctuations in our manufacturing costs and our operating results. Our future operating results could fall below the expectations of securities analysts or investors and reduce the market price of our stock. We believe that there may be some fluctuations caused by year-end budgetary pressures on our customers, customer buying patterns and the efforts of our indirect sales and distribution network to meet or exceed annual sales quotas. These factors make it difficult to forecast our revenues and operating results. Fluctuations in our operating results may increase the volatility of our stock price.

Our Products May Become Obsolete

   Our competitors may develop and market ultrasound products that render our products obsolete or non-competitive. In addition, although diagnostic ultrasound imaging products may have price and/or performance advantages over competing medical imaging equipment, such as computed tomography and magnetic resonance imaging, any price or performance advantages may not continue. For example, our products could become obsolete or unmarketable if other products utilizing new technologies are introduced or new industry standards emerge. As a result, the life cycles of our products are difficult to estimate. To be successful, we will need to continually enhance our products and to design, develop and market new products that successfully respond to any competitive developments. In addition, because our products are based on a single platform, we may be more vulnerable to adverse events affecting the healthcare industry generally, and the medical ultrasound market specifically, than we would be if we offered products based on more than one platform.

The Market for Ultrasound Imaging Products Is Highly Competitive

   The existing market for ultrasound imaging products is well established and intensely competitive. In addition, we are seeking to develop new markets for our hand-carried ultrasound imaging products. In response, we expect competition to increase as potential and existing competitors begin to enter these new markets and/or modify their existing products to compete directly with ours. Our primary competitors have:

  . better name recognition;

  . significantly greater financial resources; and

  . existing relationships with some of our potential customers.

   Our competitors may be able to use their existing relationships to discourage customers from purchasing our products. In addition, our competitors may be able to devote greater resources to the development, promotion and sale of new or existing products, thereby allowing them to respond more quickly to new or emerging technologies and changes in customer requirements.

We May Be Unable to Maintain and Expand Our Indirect Sales and Distribution Networks

   We have established an indirect sales and distribution network to sell our products domestically and internationally. Our future revenue growth will depend in large part on our success in maintaining and expanding these indirect sales and distribution channels. We will depend on these distributors to help promote market acceptance and demand for our products. However, many of these distributors will be in the business of distributing other, sometimes competing, medical products. As a result, our products may not receive the resources and support required within this network to meet our sales objectives.

   We intend to manage our third-party distribution network with several sales directors. These sales directors will need a high level of technical expertise and knowledge regarding our products' capabilities and ultrasound imaging products in general and their use. We face intense competition for qualified sales directors and may be unable to attract and retain such personnel, which would adversely affect our ability to expand and maintain our third-party distribution network.

   If we fail to maintain or expand our third-party distribution network, we will need to develop our own distribution capabilities, which would be expensive and time-consuming. We may be unable to develop our own distribution capabilities in a timely manner, if at all, which would have an adverse effect on our ability to sell our products.

We Depend on Key Employees and the Availability of Highly Skilled Employees

   Our future performance will depend largely on the efforts and abilities of our key technical, marketing and managerial personnel and our ability to retain them. Our success depends on our ability to attract and retain additional key personnel in the future. The loss of any of our key employees could adversely affect our business, particularly the loss of any of our key engineering personnel. We do not have any employment agreements with any of our employees. We do not maintain key person insurance on any of our employees.

We May Be Unable to Adequately Protect Our Intellectual Property Rights

   Our success and ability to compete depend on our licensed and internally developed technology. We protect our proprietary technology through a combination of patent, copyright, trade secret and trademark law. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to, and the distribution of, our product designs, documentation and other proprietary information, as well as the designs, documentation and other information we license from others. Despite our efforts to protect these proprietary rights, unauthorized parties may copy, develop independently or otherwise obtain and use our products or technology.

   We cannot be sure that our pending patent applications will be issued. In addition, our issued patents or pending applications may be challenged or circumvented by our competitors. Policing unauthorized use of our intellectual property will be difficult and we cannot be certain that we will be able to prevent misappropriation of our technology, particularly in countries where the laws may not protect our proprietary rights as fully as in the United States.

Our Products May Infringe on the Intellectual Property Rights of Others

   Many of our competitors in the ultrasound imaging business have filed, or may file, patent applications. Our competitors may claim our technology or products infringe upon the technology covered by these applications. Any such claims, with or without merit, could:

  . be time-consuming to defend;

  . result in costly litigation;

  . divert management's attention and resources;

  . cause product shipment delays; or

  . require us to enter into royalty or licensing agreements.

   Any required royalty or licensing agreements may not be available to us on acceptable terms, if at all. If a third party makes a successful claim of patent infringement against us, we may be unable to license the infringed or similar technology on acceptable terms, if at all. In addition, we could be prevented from manufacturing or selling some or all of our products and/or be liable to a third-party patent holder.

We May Incur Tax Liability in Connection with our Spinoff from ATL Ultrasound

   Our spinoff was treated by ATL Ultrasound as a tax-free spinoff under
Section 355 of The Internal Revenue Code of 1986. However, if ATL Ultrasound were to recognize taxable gain from the spinoff, the Internal Revenue Service could impose that liability on any member of the ATL Ultrasound consolidated group as constituted prior to the spinoff, including SonoSite. ATL Ultrasound has agreed to cover 85% of any such liability (unless the tax is imposed due to the actions by ATL Ultrasound solely or SonoSite solely, in which case ATL Ultrasound and SonoSite have agreed that the party who is solely at fault shall bear all of the tax liability). We cannot guarantee that ATL Ultrasound would indemnify us or agree that it caused the liability to be imposed. If we were required to pay all or a portion of any taxes related to the spinoff, our business would be adversely affected.

We Are Subject to Substantial Governmental Regulation

   All of our planned products and manufacturing activities are subject to extensive regulation by a number of governmental agencies, including the U.S. Food and Drug Administration and comparable international agencies. We will be required to:

  . undergo rigorous inspections by domestic and international agencies;

  . obtain the prior approval of these agencies before we can market and sell our products; and

  . satisfy content requirements for all of our sales and promotional materials.

   Compliance with the regulations of these agencies may delay or prevent us from introducing new or improved products. We may be subject to sanctions, including the temporary or permanent suspension of operations, product recalls and marketing restrictions, if we fail to comply with the laws and regulations pertaining to our business.

We Face Risks From Expansion of Our International Operations

   Our current business strategy depends on our ability to establish international markets for our products. We will need to devote significant management attention and financial resources to obtain any necessary foreign governmental approvals. International sales are subject to inherent risks, including:

  . the costs of localizing products for foreign markets;

  . longer receivables collection periods and greater difficulty in receivables collection, as compared to those experienced in the United States;

  . reduced protection for intellectual property rights in some countries;
    and

  . fluctuations in the value of the U.S. dollar relative to other currencies.

We May Face Product Liability and Warranty Claims

   The sale and support of our products entails the risk of product liability or warranty claims, based upon claims that the failure of one of our products resulted in a misdiagnosis. The medical instrument industry in general has been subject to significant medical malpractice litigation. We may incur significant liability in the event of such litigation. Although we maintain product liability insurance, we cannot be sure that this coverage is adequate or that it will continue to be available on acceptable terms, if at all.

   We also may face warranty exposure, which could adversely affect our operating results. We anticipate that our products will carry a one-year warranty against defects in materials and workmanship. We will be responsible for all claims, actions, damages, liens, liabilities, costs and expenses under our manufacturing contract with ATL Ultrasound for all product recalls, returns and defects attributable to manufacturing. We intend to establish reserves for the liability associated with product warranties. However, any unforeseen warranty exposure could adversely affect our operating results.

We May Require Additional Funding to Satisfy Our Future Capital Expenditure
Needs

   Our future revenues may not be sufficient to support the expenses of our operations and the expansion of our business. We may therefore need additional equity or debt capital to finance our operations as we develop our products and expand our sales internationally. To date, our capital requirements have been met primarily by contributions by ATL Ultrasound in connection with our spinoff and by grant revenue from the U.S. Office of Naval Research under a U.S. Government Defense Advanced Research Projects Agency grant. ATL Ultrasound's funding obligations have been met and any future grant revenue is expected to be immaterial. As such, if we need additional financing we would need to explore other sources of financing, including public equity or debt offerings, private placements of equity or debt and collaborative or other arrangements with corporate partners. Financing may not be available when needed or may not be available on acceptable terms. If we are unable to obtain financing, we may be required to delay, reduce or eliminate some or all of our research and development and/or sales and marketing efforts.

Our Stock Price Has Been and Is Likely to Continue to Be Volatile

   The market price for our common stock and for securities of medical technology companies generally has been volatile in the past and is likely to continue to be volatile in the future. Our stock price may fluctuate in response to a number of events and factors including:

  . actual or anticipated variations in quarterly operating results;

  . the loss of significant orders;

  . changes in earnings estimates by analysts;

  . announcements of technological innovations or new products by our competitors;

  . changes in the structure of the healthcare financing and payment systems;

  . general conditions in the medical industry; and

  . significant sales of our common stock by one or more of our principal shareholders.

Our Restated Articles of Incorporation, Our Bylaws, Washington Law and Some of Our Agreements Contain Provisions That Could Discourage a Takeover

   There are provisions in our restated articles of incorporation, our bylaws and Washington law that make it more difficult for a third party to obtain control of SonoSite, even if doing so would be beneficial to our shareholders. Additionally, the acquisition of SonoSite may be made more difficult or expensive by the following:

  . a provision in our license agreement with ATL Ultrasound requiring a significant cash payment to ATL Ultrasound upon a change in control of SonoSite;

  . a shareholder rights agreement; and

  . acceleration provisions in benefit plans and change-in-control agreements with some of our employees.

We Face "Year 2000" Risks

   Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, beginning on January 1, 2000, computer systems and software used by many companies and organizations in a wide variety of industries will produce erroneous results, or fail, unless they are modified or upgraded to process date information correctly. Based on our design process and assessment to date, we believe the current versions of our products are "Year 2000 compliant"--that is, they are capable of adequately distinguishing 21st century dates from 20th century dates.

   Our greatest potential exposure with respect to the Year 2000 problem stems from the possibility that some computer systems used by us and third parties with whom we do business will be unable to distinguish 21st century dates from 20th century dates, which may significantly delay or limit our ability to market our products.

ITEM 2. PROPERTIES

   Our principal offices are in approximately 20,000 square feet of leased space in Bothell, Washington. These facilities include approximately 5,000 square feet used for research and laboratory space with the remainder used for administrative offices. The facilities are leased through July 2003 with options to renew for two three-year terms. We believe that these facilities will be adequate to meet our needs through 1999 and that we will be able to find additional space for manufacturing and research and administrative offices as needed, without an adverse impact on our operations.

ITEM 3. LEGAL PROCEEDINGS

   There are no suits or claims pending against us, nor are we aware of any threatened suits or claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

   The Company's Common Stock is traded on The Nasdaq National Market under the symbol SONO. The number of shareholders of record of the Company's Common Stock at March 10, 1999, was 5,609. This figure does not include the number of shareholders whose shares are held of record by a broker or clearing agency, but does include each such brokerage house or clearing agency as one holder of record.

   The high and low sales price per share for the Company's Common Stock for each of the second, third and fourth quarters of 1998 are as follows. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Our common stock began trading on April 7, 1998.

                                                                   Stock Price
                                                                   ------------
                                  Year                              High   Low
                                  ----                             ------ -----
       Fiscal 1998 (ended December 31, 1998)
         Second Quarter (from April 7, 1998)...................... $14.00 $6.13
         Third Quarter............................................   8.13  4.50
         Fourth Quarter...........................................  13.75  5.88

   The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all future earnings for use in the expansion and operations of its business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

   The tables that follow present portions of our financial statements and should be read in conjunction with our financial statements and the notes relating to these financial statements, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                               February 1994
                                  through       Years Ended December 31,
                               December 31,  ----------------------------------
                                   1994       1995    1996     1997      1998
                               ------------- ------  -------  -------  --------
                                   (in thousands, except per share data)
Statement of Operations Data:
 Grant revenues..............     $   --     $   --  $ 1,029  $ 2,948  $    973
 Operating expenses:
  Research and development...         39         75    2,576    7,064     9,474
  Sales and marketing........         --         --       --    1,268     3,120
  General and
   administrative............          2          9      217      610     1,904
                                  ------     ------  -------  -------  --------
   Total operating expenses..         41         84    2,793    8,942    14,498

 Interest income.............         --         --       --       --       541
 Interest expense............         --         --       --       --        41
                                  ------     ------  -------  -------  --------
 Net loss....................     $  (41)    $  (84) $(1,764) $(5,994) $(13,025)
                                  ======     ======  =======  =======  ========
 Basic and diluted net loss
  per share(1)...............     $(0.01)    $(0.02) $ (0.38) $ (1.28) $  (2.72)
                                  ======     ======  =======  =======  ========
 Shares used in computation
  of basic and diluted net
  loss per share(1)..........      4,393      4,409    4,633    4,684     4,796
                                  ======     ======  =======  =======  ========
                                                           December 31,
                                                     --------------------------
                                                      1996     1997      1998
                                                     -------  -------  --------
                                                          (in thousands)
Balance Sheet Data(2):
 Cash and cash equivalents........................   $    --  $    --  $  7,526
 Working capital (deficiency)(3)..................       (53)    (170)   16,934
 Total assets.....................................       157      410    23,290
 Long-term obligations, less current portion......        --       --       481
 Total shareholders' equity.......................       104      240    19,833

--------
(1) See Note 2 of Notes to the Financial Statements for information regarding the determination of basic and diluted net loss per share amounts.
(2)  Balance sheet data prior to 1996 is not meaningful.
(3) The amount reported for December 31, 1998 includes a receivable from ATL Ultrasound of $12.0 million, which was paid on January 15, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's Financial Statements, including the Notes thereto, included elsewhere in this Report. In addition to historical information, the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements that involve known and unknown risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in Item 1. "Business--Important Factors Regarding Forward-Looking Statements" and elsewhere in this Report.

Overview

   SonoSite, a development-stage enterprise, commenced operations in 1994 as a project of ATL Ultrasound. We were formed to develop the design and specifications for miniaturized ultrasound products for diagnostic imaging in a variety of clinical settings. From the time we started on this project until we became an independent company on April 6, 1998, we were organized as a separate division within ATL Ultrasound. On February 2, 1998, the ATL Ultrasound board of directors approved a plan to spin off our division as an independent, publicly owned company. This transaction was completed through the tax-free distribution of one new share of SonoSite common stock for every three shares of ATL Ultrasound common stock held on April 6, 1998, and options to purchase one share of SonoSite common stock for every six shares of ATL Ultrasound common stock subject to outstanding options on April 6, 1998. ATL Ultrasound retained no ownership in us following the spinoff. In an unrelated event, Philips Medical Products Division of Philips Electronics, B.V. of the Netherlands acquired ATL Ultrasound later in 1998.

   To date, our capital requirements have been met primarily by contributions from ATL Ultrasound in connection with our spinoff and by funding from the U.S. Office of Naval Research under a U.S. Government Defense Advanced Research Projects Agency grant. ATL Ultrasound's funding obligations have been met and any future grant revenue is expected to be immaterial. Future revenues will depend on product and accessory sales, which we do not anticipate until the latter part of 1999 at the earliest. At that time, we expect to have completed product development activities on our initial product platform and to be in a position to commence customer delivery of our initial ultrasound devices and accessories. We will continue to incur operating losses until our product sales generate sufficient revenue to fund our continuing operations. We may not generate sufficient revenue to fund our operations in future periods.

Results of Operations

   Grant revenues. We have received grant revenues from a contract with the U.S. Office of Naval Research that have been generally tied to the achievement of technological milestones. Grant revenues in 1998 were $973,000, compared to $2.9 million in 1997 and $1.0 million in 1996. We anticipated the changes in grant revenues from year to year since the changes in revenues are due to our achieving varying levels of technological milestones as specified in the contract. As of June 30, 1998, we had completed most of the project work and achieved most of the technological milestones established in the contract. As a result, as of that date we had received substantially all of the payments agreed to in the contract.

   Research and Development Expense. Research and development expense for 1998 was $9.5 million, compared to $7.1 million for 1997 and $2.6 million for 1996. The increase in research and development expense from year to year is due primarily to additional personnel and personnel-related expenses and product development expenses, including Application Specific Integrated Circuit tools and masks used to develop our custom-designed computer chips, production-parts tooling expenses and increases in engineering services payments to ATL Ultrasound. We anticipate that spending levels in research and development in 1999 will increase as we complete development, design validation and verification of our first product platform and commence manufacturing activity of our initial products.

   Sales and Marketing Expense. Sales and marketing expense for 1998 was $3.1 million, compared to $1.3 million in 1997. We had no sales and marketing activities or expenses in 1996 or earlier periods. The increase in sales and marketing expense is a result of increases in sales and marketing personnel and increases in consulting and travel expenditures in 1998 compared to 1997. We plan to add sales and marketing personnel, add to our sales infrastructure and undertake significant outside promotional and communications agency activities in the upcoming quarters. These activities are in anticipation of the introduction of our initial products. We expect that selling and marketing expense will increase significantly as a result of the above.

   General and Administrative Expense. General and administrative expense in 1998 was $1.9 million, versus $610,000 in 1997 and $218,000 in 1996. The increase in general and administrative expense resulted primarily from an increase in personnel in the general management, administration, finance, accounting, information service and human resources functions. We added these employees in anticipation and as a result of our becoming an independent publicly owned company. We will add administrative personnel and infrastructure in 1999. We therefore anticipate that general and administrative expense will increase during 1999.

   Net Loss. Net loss for 1998 was $13.0 million, up significantly from $6.0 million in 1997 and $1.8 million in 1996. These increases are due to the increases in expenses, as noted above, in combination with the reduction in grant revenues in the 1997 to 1998 period. We expect to incur significant net losses in the near term as our expenses increase in advance of the commercial launch of our initial products.

Liquidity and Capital Resources

   On April 6, 1998, the day we became an independent public company, ATL Ultrasound contributed $18.0 million in cash and was obligated, without contingency, to contribute an additional $12.0 million in cash on January 15, 1999. That payment was received on schedule. The $30.0 million cash transfer from ATL Ultrasound, development grant revenues from the U.S. Office of Naval Research of $4.9 million and lease financing of $1.1 million have funded our capital requirements. As of December 31, 1998, cash and cash equivalents totaled $7.5 million. Our cash requirements have increased in recent quarters due to continued product development activities, accelerated marketing and distribution development activities, and maintenance of the management and administrative infrastructure necessary to function effectively as an independent publicly owned company. As described above, our cash requirements are expected to continue to increase in 1999.

   We believe that our existing cash and cash equivalents, including the $12.0 million in cash received from ATL Ultrasound in January 1999 and available lease financing, together with the net proceeds from this offering and interest on these proceeds, in addition to anticipated product revenue, should be sufficient to fund our operations at least through 2000. However, it is difficult to accurately predict the amount of cash that we may require in the future. The amount required will depend, in part, upon factors beyond our control. Capital requirements could exceed our estimates as a result of a variety of factors. These factors include technical obstacles, delays in product development or introduction, cost overruns in research and development programs or establishing manufacturing activities, greater than anticipated administrative expenses or lower than anticipated customer demand or revenues after product introduction. From time to time, we may seek additional financing from various sources. Adequate financing may not be available on a timely basis, on favorable terms, or at all. If we are unable to meet our cash needs, we will be required to significantly alter our operating plans. Activities that may be affected could include our research and development programs, overall spending levels, marketing initiatives or product introductions. We also may be required to seek to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to aspects of our technology or products.

Year 2000 Compliance

   Many computer programs have been written using two, rather than four, digits to define the applicable year. Unless corrected, those systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, potentially resulting in system failures or miscalculations. This problem has been dubbed the "Year 2000 Problem." The Year 2000 Problem is complex and pervasive in the general economy, as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00.

   We have conducted a review of our existing information technology infrastructure and computer systems. Based on representations made by our software and hardware suppliers, we believe that our existing information technology infrastructure and computer systems are year 2000 compliant. We are developing a list of other vendors to contact, making Internet contacts, preparing hard-copy communications and reviewing services and systems to provide a detailed and accurate database of contacts that we make and responses we receive.

   We are also conducting a review of our products in development. We believe that these products will be year 2000 compliant due to the design process employed in their specifications and development. As one of the functional requirements of our products, we state that they will "perform date recording and computations accurately through and beyond the year 2000 and accommodate the leap year for the year 2000 and beyond." We also state as one of the functional requirements that "there will be no system hardware or software failures due to the year 2000."

   In assessing our overall risks related to the Year 2000 Problem, we believe our greatest potential exposures involve development activities relating to our products. Additional areas of risk include equipment and materials that will be used in manufacturing our products and accessories, vendors providing distribution functions, and software and hardware support for these and other administrative functions. If the Year 2000 Problem exists in these areas, it could significantly delay or eliminate our ability to bring our products to market, which would have a material adverse effect on our business. Because these areas of risk involve third parties, over whom we have little or no control, a contingency plan for these risks does not exist and we cannot assure you that we will be able to develop one. We are not able to estimate the full cost, if any, of correcting any potential Year 2000 Problems at this time. Full estimated costs, if any, will not be known until we complete the survey and review all responses received from vendors. To date, we have not incurred any material costs directly associated with our Year 2000 compliance efforts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Financial Statements
  Report of KPMG LLP, Independent Auditors................................  26
  Balance Sheets at December 31, 1997 and 1998............................  27
  Statements of Operations for the years ended December 31, 1996, 1997 and
   1998 and for the period from February 1994 (inception) through December
   31, 1998...............................................................  28
  Statements of Cash Flows for the years ended December 31, 1996, 1997 and
   1998 and for the period from February 1994 (inception) through December
   31, 1998...............................................................  29
  Consolidated Statements of Shareholders' Equity for the period from
   February 1994 (inception) through December 31, 1994 and for each of the years ended December 31, 1995, 1996, 1997 and 1998.....................  30
  Notes to the Financial Statements.......................................  31

   All financial statement schedules have been omitted since the information is not required or because the information required is included in the Financial Statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders,
SonoSite, Inc.

   We have audited the accompanying balance sheets of SonoSite, Inc. (a development stage enterprise) as of December 31, 1997 and 1998, and the related statements of operations, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 1998 and for the period from February 1994 (inception) through December 31, 1998. These financial statements are the responsibility of SonoSite, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SonoSite, Inc. (a development stage enterprise) as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 and for the period from February 1994 (inception) through December 31, 1998, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Seattle, Washington
January 27, 1999

                                 SonoSite, Inc.
                        (A Development Stage Enterprise)

                                 Balance Sheets

                                                          At December 31,
                                                      -------------------------
                                                         1997          1998
                                                      -----------  ------------
Assets
Current assets
  Cash and cash equivalents.......................... $       --   $  7,525,762
  Receivable from ATL Ultrasound.....................         --     12,000,000
  Prepaid expenses and other current assets..........         --        304,599
                                                      -----------  ------------
Total current assets.................................         --     19,830,361
Property and equipment, net..........................     409,967     3,379,815
Other assets.........................................         --         80,057
                                                      -----------  ------------
Total assets......................................... $   409,967  $ 23,290,233
                                                      ===========  ============
Liabilities
Current liabilities
  Checks drawn in excess of bank balances............ $       --   $    601,629
  Accounts payable...................................         --        781,999
  Accrued expenses...................................     169,839     1,123,948
  Current portion of long-term obligations...........         --        388,795
                                                      -----------  ------------
Total current liabilities............................     169,839     2,896,371
Deferred rent........................................         --         79,923
Long-term obligations, less current portion..........         --        480,964
                                                      -----------  ------------
Total liabilities....................................     169,839     3,457,258
Commitments and contingencies
Shareholders' Equity
  Preferred stock, $1.00 par value:
    Authorized shares -- 6,000,000
    Issued and outstanding shares -- None............         --            --
  Common stock, $0.01 par value
    Shares authorized -- 50,000,000
    Issued and outstanding shares --
      As of December 31, 1997 -- None
      As of December 31, 1998 -- 4,872,193...........         --         48,722
  Additional paid-in capital.........................         --     40,693,195
  Net advances from ATL Ultrasound...................   8,124,018           --
  Deficit accumulated during the development stage...  (7,883,890)  (20,908,942)
                                                      -----------  ------------
Total shareholders' equity...........................     240,128    19,832,975
                                                      -----------  ------------
Total liabilities and shareholders' equity........... $   409,967  $ 23,290,233
                                                      ===========  ============

               See accompanying notes to the financial statements

                                 SonoSite, Inc.
                        (A Development Stage Enterprise)

                            Statements of Operations

                                                                    February
                                                                      1994
                                                                  (inception)
                            For the Years Ended December 31,        through
                          --------------------------------------  December 31,
                             1996         1997          1998          1998
                          -----------  -----------  ------------  ------------
Grant revenues..........  $ 1,028,895  $ 2,947,700  $    973,107  $  4,949,702
Operating expenses:
  Research and
   development..........    2,575,719    7,063,842     9,474,074    19,227,489
  Sales and marketing...          --     1,268,272     3,120,238     4,388,510
  General and
   administrative.......      217,635      610,037     1,903,883     2,742,681
                          -----------  -----------  ------------  ------------
Total operating
 expenses...............    2,793,354    8,942,151    14,498,195    26,358,680

Interest income.........          --           --        541,100       541,100
Interest expense........          --           --         41,064        41,064
                          -----------  -----------  ------------  ------------
Net loss................  $(1,764,459) $(5,994,451) $(13,025,052) $(20,908,942)
                          ===========  ===========  ============  ============
Basic and diluted net
 loss per share.........  $     (0.38) $     (1.28) $      (2.72)
                          ===========  ===========  ============
Shares used in computing
 basic and diluted net
 loss per share.........    4,633,333    4,683,667     4,796,264
                          ===========  ===========  ============




               See accompanying notes to the financial statements

                                 SonoSite, Inc.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows

                                                                    February
                                                                      1994
                                                                  (inception)
                            For the Years Ended December 31,        through
                          --------------------------------------  December 31,
                             1996         1997          1998          1998
                          -----------  -----------  ------------  ------------
Operating activities:
Net loss................  $(1,764,459) $(5,994,451) $(13,025,052) $(20,908,942)
Adjustments to reconcile
 net loss to net cash
 used in operating
 activities:
  Depreciation and
   amortization.........       23,964      110,698       410,613       545,275
  Amortization of
   deferred stock
   compensation.........          --           --         58,914        58,914
Changes in operating
 assets and liabilities:
  Increase in prepaid
   expenses and other
   current assets.......          --           --       (304,599)     (304,599)
  Increase in accounts
   payable..............          --           --        781,999       781,999
  Increase in accrued
   expenses.............       52,854      116,985       954,109     1,123,948
  Increase in deferred
   rent.................          --           --         79,923        79,923
                          -----------  -----------  ------------  ------------
    Net cash used in
     operating
     activities.........   (1,687,641)  (5,766,768)  (11,044,093)  (18,623,482)
Investing activities:
  Purchase of
   equipment............     (180,667)    (363,962)   (2,320,468)   (2,865,097)
  Increase in deposits..          --           --        (80,057)      (80,057)
                          -----------  -----------  ------------  ------------
    Net cash used in
     investing
     activities.........     (180,667)    (363,962)   (2,400,525)   (2,945,154)
Financing activities:
  Increase in checks
   drawn in excess of
   bank balances........          --           --        601,629       601,629
  Repayment of long-term
   obligations..........          --           --       (190,234)     (190,234)
  Exercise of stock
   options..............          --           --          6,728         6,728
  Contributions from ATL
   Ultrasound...........    1,868,308    6,130,730    20,552,257    28,676,275
                          -----------  -----------  ------------  ------------
    Net cash provided by
     financing
     activities.........    1,868,308    6,130,730    20,970,380    29,094,398
Net change in cash......          --           --      7,525,762     7,525,762
Cash and cash
 equivalents at
 beginning of period....          --           --            --            --
                          -----------  -----------  ------------  ------------
Cash and cash
 equivalents at end of
 period.................  $       --   $       --   $  7,525,762  $  7,525,762
                          ===========  ===========  ============  ============
Supplemental disclosure
 of cash flow
 information:
Cash paid for interest..  $       --   $       --   $     41,064  $     41,064
                          ===========  ===========  ============  ============
Supplemental disclosure
 of non-cash investing
 and financing
 activities:
Equipment acquired
 through long-term
 obligations............  $       --   $       --   $  1,059,993  $  1,059,993
                          ===========  ===========  ============  ============
Contribution recorded as
 a receivable from ATL
 Ultrasound.............  $       --   $       --   $ 12,000,000  $ 12,000,000
                          ===========  ===========  ============  ============

               See accompanying notes to the financial statements

                                 SonoSite, Inc.
                        (A Development Stage Enterprise)

                       Statements of Shareholders' Equity

                                                Deficit
                                              Accumulated
                                  Additional   During the   Net Advances      Total
                          Common    Paid-in   Development     from ATL    Shareholders'
                           Stock    Capital      Stage       Ultrasound      Equity
                          ------- ----------- ------------  ------------  -------------
Balance at February 1994
 (inception)............  $   --  $       --  $        --   $        --   $        --
Net advances from ATL
 Ultrasound.............      --          --           --         41,429        41,429
Net loss................      --          --       (41,429)          --        (41,429)
                          ------- ----------- ------------  ------------  ------------
Balance at December 31,
 1994...................      --          --       (41,429)       41,429           --
Net advances from ATL
 Ultrasound.............      --          --           --         83,551        83,551
Net loss................      --          --       (83,551)          --        (83,551)
                          ------- ----------- ------------  ------------  ------------
Balance at December 31,
 1995...................      --          --      (124,980)      124,980           --
Net advances from ATL
 Ultrasound.............      --          --           --      1,868,308     1,868,308
Net loss................      --          --    (1,764,459)          --     (1,764,459)
                          ------- ----------- ------------  ------------  ------------
Balance at December 31,
 1996...................      --          --    (1,889,439)    1,993,288       103,849
Net advances from ATL
 Ultrasound.............      --          --           --      6,130,730     6,130,730
Net loss................      --          --    (5,994,451)          --     (5,994,451)
                          ------- ----------- ------------  ------------  ------------
Balance at December 31,
 1997...................      --          --    (7,883,890)    8,124,018       240,128
Net advances from ATL
 Ultrasound from January
 1, 1998 through
 April 6, 1998..........      --          --           --      2,491,086     2,491,086
Issuance of 4,870,178
 common shares..........   48,702  40,627,573          --    (10,615,104)   30,061,171
Exercise of 2,015 stock
 options................       20       6,708          --            --          6,728
Amortization of deferred
 stock compensation of
 $214,550...............      --       58,914          --            --         58,914
Net loss................      --          --   (13,025,052)          --    (13,025,052)
                          ------- ----------- ------------  ------------  ------------
Balance at December 31,
 1998...................  $48,722 $40,693,195 $(20,908,942) $        --   $ 19,832,975
                          ======= =========== ============  ============  ============



               See accompanying notes to the financial statements

                                 SonoSite, Inc.
                        (A Development Stage Enterprise)

                       Notes to the Financial Statements

1. Business Overview

   SonoSite, Inc. ("SONO" or the "Company"), a development stage enterprise, began operations in 1994 as a project of ATL Ultrasound, Inc. ("ATL"). The project was chartered to develop the design and specifications for a hand-carried ultrasound device. During the period from inception (February 1994) through April 6, 1998, the project was organized as a separate division of ATL. On February 2, 1998, the ATL Board of Directors approved a plan to spin off SONO as an independent, publicly owned company. This transaction was effected through a tax-free dividend distribution of SONO's shares to ATL shareholders (the "Distribution") as of April 6, 1998 (the "Distribution Date"). ATL shareholders received one share of SONO common stock for each three shares of ATL common stock held. In addition, ATL option holders were granted one option to purchase SONO shares for every six options to purchase ATL shares. In connection with the Distribution, SONO received $18.0 million in cash from ATL, net advances made by ATL through the Distribution Date, and an agreement by ATL to contribute an additional $12.0 million in cash on January 15, 1999 to SONO, all as a contribution of capital.

   SONO, as an independent public company, continues to use its technology to develop and design hand-carried, diagnostic ultrasound devices for use by physicians in private practice, hospitals, clinics, private and governmental institutions and healthcare agencies. In addition, the Company is establishing distribution and selling networks and education and marketing programs to support the hand-carried ultrasound devices developed. SONO's future growth will largely depend on its ability to market and sell hand-carried ultrasound products. To date, the Company has not generated revenue from product sales. Since inception, funding from ATL and the U.S. Navy has been used to finance the development of SONO's technologies. U.S. Navy funding was received as part of a development contract ("Development Contract") with the Office of Naval Research. The Development Contract involved a consortium of collaborators, including the University of Washington, Harris Semiconductor and VLSI Technology, Inc. The Application Specific Integrated Circuits ("ASICs") developed as part of the collaboration are essential to SONO developing a commercial hand-carried ultrasound device and SONO is relying on VLSI Technology, Inc. and Harris Semiconductor to manufacture ASICs which incorporate technology of the consortium. The Company expects to continue to incur operating losses unless and until the hand-carried product sales generate sufficient revenue to fund its continuing operations.

2. Summary of Significant Accounting Policies

Basis of presentation

   The financial statement information for periods prior to the Distribution Date represents the combination of the handheld ultrasound division of ATL and the corporate entity, SonoSite, Inc.

   Such information has been derived from the historical books and records of ATL and reflects the assets, liabilities, revenues and expenses of SONO, as it was operated as a division of ATL, at historical cost. Financial statement information for subsequent periods consists solely of SONO's activity as a separate company.

   For periods prior to the Distribution Date, the statement of operations included allocations for facilities and certain support services, such as engineering overhead, administration, accounting, finance, human resources and regulatory functions. These allocations were based on estimates of personnel time and effort spent by ATL on behalf of SONO. Management believes these allocations were made on a reasonable basis. Subsequent to the Distribution Date, items noted above were incorporated into agreements with ATL and charges were based upon actual time spent by ATL on behalf of SONO. Refer to Note 3.

                                 SonoSite, Inc.
                        (A Development Stage Enterprise)

                 Notes to the Financial Statements--(Continued)


   The portion of SONO's financing requirements funded by ATL prior to the Distribution Date are shown as net advances from ATL in shareholders' equity. Activity in the net advances from ATL equity account relates to net cash received from ATL through intercompany advances to fund SONO's operating deficits. ATL did not acquire additional financing to fund these advances and no interest has been charged to SONO.

   The financial information included herein is not necessarily indicative of the financial position, results of operations or cash flows of SONO in the future or what the financial position, results of operations or cash flows would have been if SONO had been a separate, independent public company during all periods presented.

Cash and cash equivalents

   Cash and cash equivalents consist of money market instruments with original maturities of three months or less. Cash equivalents are entirely held in money market funds with Provident Institutional Funds.

Property and equipment

   Property and equipment are stated at cost, less accumulated depreciation and amortization. The costs of significant additions and improvements to property and equipment are capitalized. Maintenance and repair costs are expensed as incurred.

   Depreciation and amortization are calculated using the straight-line basis over the estimated useful lives as follows:

                                                         Useful Life
                                             -----------------------------------
   Furniture and fixtures...................               5 years
   Computer equipment.......................             3 - 5 years
   Software.................................               3 years
   Equipment, other than computer...........            5 - 10 years
   Leasehold improvements................... Lesser of the lease term or 5 years

   Equipment held under capital leases are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the underlying asset.

   For long-lived assets, including property and equipment, the Company evaluates the carrying value of the assets by comparing the estimated future cash flows generated from the use of the asset and its eventual disposition with the assets' reported net book value. The carrying value of assets is evaluated for impairment when events or changes in circumstances occur which may indicate the carrying amount of the asset may not be recoverable.

   Property and equipment as of December 31 consist of the following:

                                                           1997        1998
                                                         ---------  ----------
   Furniture and fixtures............................... $ 172,025  $  368,170
   Computer equipment...................................   321,299     957,664
   Software.............................................    51,305   1,403,195
   Equipment, other than computer.......................       --      914,176
   Leasehold improvements...............................       --      281,885
                                                         ---------  ----------
                                                           544,629   3,925,090
   Less -- Accumulated depreciation and amortization....  (134,662)   (545,275)
                                                         ---------  ----------
     Total.............................................. $ 409,967  $3,379,815
                                                         =========  ==========

                                 SonoSite, Inc.
                        (A Development Stage Enterprise)

                 Notes to the Financial Statements--(Continued)


   Included above are assets acquired under capital leases at December 31, 1998 as follows:

     Software....................................................... $  991,814
     Equipment, other than computer.................................     68,179
                                                                     ----------
                                                                      1,059,993
     Less -- Accumulated amortization...............................   (123,837)
                                                                     ----------
       Total........................................................ $  936,156
                                                                     ==========

   As of December 31, 1997, there were no capital leases.

Revenue

   Revenue since inception of the Company consists of grant revenue under a United States Government Defense Advanced Research Projects Administrative (DARPA) grant (the "Development Contract"). Grant revenue is recognized consistent with the terms of the Development Contract and is generally tied to the achievement of technological milestones, the majority of which were achieved by the second quarter of 1998. Revenue recognition has been limited to amounts representing assured realization of contractual funding.

   SONO has not generated revenue from product sales and there can be no assurances that there will be sufficient revenue generated from future product sales to fund the Company's operations.

Research and development

   Research and development costs are expensed as incurred.

Income taxes

   Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards arising subsequent to the Distribution Date.

   Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount, if any, expected to be realized.

   SONO was not a separate taxpayer prior to the Distribution Date. During this period, it was the Company's policy to record its tax expenses and benefits as if it were a separate taxpayer and consequently due to its development stage status and its cumulative losses since inception, no current or deferred tax benefit was reported.

Stock-based compensation

   SONO applies the principles of APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related interpretations when measuring compensation costs for its employee stock option

                                 SonoSite, Inc.
                        (A Development Stage Enterprise)

                 Notes to the Financial Statements--(Continued)

plans. Pro forma net loss and net loss per share are presented as if compensation cost had been determined in accordance with Statement of Financial Accounting Standard No. 123 (FAS 123), "Accounting for Stock-Based Compensation".

Net loss per share

   Basic and diluted net loss per share was computed by dividing the net loss by the weighted average shares outstanding.

   Weighted average shares outstanding represent weighted average shares of SONO common shares outstanding from the Distribution Date forward and for the periods prior to the Distribution Date, weighted average shares outstanding represent ATL weighted average shares as adjusted for the exchange ratio established on the Distribution Date of one SONO share for every three shares of ATL. All periods presented have been restated to reflect this distribution.

   Options to purchase SONO shares and unvested restricted SONO shares issued by ATL and options issued by SONO after the Distribution, which were outstanding, were not included in the computations of diluted net loss per share because to do so would be antidilutive. As of December 31, 1998, outstanding SONO options and unvested restricted shares issued by ATL through the Distribution totaled 270,453 and 60,930, respectively, and outstanding options issued by SONO totaled 1,277,365. As of December 31, 1997, outstanding ATL issued options and unvested restricted shares totaled 307,833 and 51,788, respectively. As of December 31, 1996, outstanding ATL issued options and unvested restricted shares totaled 359,667 and 38,242, respectively. The ATL issued and outstanding options as of December 31, 1997 and 1996 were adjusted for the exchange ratio of one SONO option for every six options of ATL and the restricted stock was adjusted for the exchange ratio of one SONO restricted share for every three restricted shares of ATL.

   The following is a reconciliation of the numerator and denominator of the basic loss per share calculations:

                                 1996                     1997                      1998
                         -----------------------  -----------------------  ------------------------
(in thousands, except     Loss    Shares   LPS     Loss    Shares   LPS      Loss    Shares   LPS
LPS)                     -------  ------  ------  -------  ------  ------  --------  ------  ------
Weighted average shares
 outstanding............          4,675                    4,726                     4,853
Weighted average
 unvested restricted
 stock..................            (42)                     (42)                      (57)
                         -------  -----   ------  -------  -----   ------  --------  -----   ------
Basic and diluted loss
 per share.............. $(1,764) 4,633   $(0.38) $(5,994) 4,684   $(1.28) $(13,025) 4,796   $(2.72)
                         =======  =====   ======  =======  =====   ======  ========  =====   ======

Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial instruments

   The Company has financial instruments consisting of cash and cash equivalents, receivable from ATL and accounts payable. The fair value of these financial instruments approximates their carrying amount due to their short-term nature.

                                SonoSite, Inc.
                       (A Development Stage Enterprise)

                Notes to the Financial Statements--(Continued)


Reclassification of prior period balances

   Certain amounts reported in previous years have been reclassified to conform to the 1998 presentation.

Liquidity

   As of December 31, 1998, the Company had cash and cash equivalents of $7.5 million. In addition, the Company collected its additional $12.0 million receivable from ATL on January 15, 1999. SONO expects its cash needs to increase in future periods as it continues to fund its research and development activity and increases spending to accommodate its manufacturing, distribution, education and marketing plans. The Company believes that its existing cash will be sufficient to fund its operations through the third quarter of 1999. Within this period, the Company will seek additional funding, through public or private sources, to meet its future requirements. There can be no assurance such funds will be available as needed or on terms that are acceptable to the Company. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, the Company will be forced to delay, reduce or eliminate some or all of its research and development activities, planned clinical trials and manufacturing and administrative programs, or dispose of assets or technology.


3. Agreements with ATL

   The Company has entered into several agreements with ATL effective as of the Distribution Date. These agreements were negotiated between the CEO of SONO and the CEO of ATL. ATL was assisted in these discussions by ATL's in-house counsel. Outside counsel was obtained for SONO by ATL in connection with the Distribution. SONO and ATL consider the terms of these agreements competitive with the cost of obtaining such rights and services in arm's length negotiations with third parties. The following is a summary of the significant agreements:

 Service Agreement

   SONO and ATL have an agreement pursuant to which ATL provides certain engineering design and development services to SONO in exchange for payment of actual expenses incurred, including an overhead component, plus a markup on the actual expense and overhead costs for these services. ATL has also agreed to provide to SONO, at SONO's request and expense, services for limited periods of time ranging up to five years, including financial, human resource, engineering, information, facilities and regulatory services. Termination of any of these services may occur with 90 days' prior written notice by either party.

 OEM Supply Agreement

   ATL has agreed to manufacture highly portable ultrasound devices exclusively for SONO for a period up to five years. In return for the manufacturing services, SONO has agreed to compensate ATL for manufacturing expenses incurred, including, but not limited to, indirect and direct labor, materials and nonrecurring engineering expenses, plus a markup, until SONO notifies ATL that the product is within ninety days of final production status ("start-up phase"). After the start-up phase is complete, or if SONO elects, until final product production begins, the manufacturing expenses will be factored into a cost model, based upon material and labor, at a rate of ATL's cost per unit plus a markup percentage. This agreement may be terminated for any of the following reasons: unremedied material default by either party, acquisition of or by a competitor without written consent of the other party, insolvency, or no product purchase orders for a period of six months after SONO's initial product order. In addition, SONO may terminate this agreement without cause upon 180 days written notice or ATL may terminate this agreement after the exclusive five-year period without cause upon 180 days written notice.

                                 SonoSite, Inc.
                        (A Development Stage Enterprise)

                 Notes to the Financial Statements--(Continued)


 Technology Transfer and License Agreement

   SONO and ATL have agreed to a Technology Transfer and License Agreement pursuant to which SONO owns certain highly portable ultrasound technology developed while it was a division of ATL and has access to certain ATL technology which is necessary or useful in the development and manufacture of highly portable ultrasound products. Under this agreement, SONO has taken ownership of the technology developed as part of the DARPA Development Contract and also patent rights which have been established or are being pursued for that technology. In addition, SONO received a nonexclusive license to use any other ATL technology in existence or developed during the period ending three years after the Distribution Date in its handheld ultrasound products.

   This license bears a royalty equivalent to a percentage of the net sales of handheld ultrasound products under fifteen pounds that use ATL technology. The license will become paid-in-full by a lump-sum payment which is due ATL if SONO ceases to be an independent stand-alone company during the eight year period following the Distribution Date. The lump-sum payment is $150 million during the five years following the Distribution Date and $75 million for the next three years.

   SONO and ATL have also entered into a cross-license agreement whereby SONO has the right to use technology developed by ATL during the three year period following the Distribution Date in its handheld products and ATL has the right to use developments of SONO made during the same period in its full-size ultrasound system products. SONO and ATL have also agreed that SONO will not engage in full-size ultrasound business and ATL will not engage in the handheld ultrasound device business for five years following the Distribution Date. After this five year period, each party's ongoing obligation with respect to the technology of the other will be to respect the patent and copyright rights of the other, although SONO will retain a license to use the previously-licensed ATL technology in handheld systems and ATL will retain a license to use the previously licensed SONO technology in full-size ultrasound systems.

   From the Distribution Date, April 6, 1998, through December 31, 1998, SONO has incurred expenses relating to work performed by ATL totaling $2.2 million. In addition, as of December 31, 1998, included in accounts payable are amounts owed to ATL totaling $523,000.

4. Accrued Expenses

   Accrued expenses as of December 31 include the following:

                                                              1997      1998
                                                            -------- ----------
     Payroll and related................................... $169,839 $  480,580
     Research and development tooling......................      --     350,820
     Outside services......................................      --     142,550
     Other.................................................      --     149,998
                                                            -------- ----------
       Total............................................... $169,839 $1,123,948
                                                            ======== ==========

5. Shareholders' Equity

 Stock option plans

   At December 31, 1998, SONO had the following stock compensation plans: the 1998 Nonofficer Employee Stock Option Plan ("1998 NOE Plan"), the 1998 Option, Stock Appreciation Right, Restricted

                                 SonoSite, Inc.
                        (A Development Stage Enterprise)

                 Notes to the Financial Statements--(Continued)

Stock, Stock Grant and Performance Unit Plan ("1998 Plan"), the Nonemployee Director Stock Option Plan ("Director Plan"), the Management Incentive Compensation Plan ("MIC Plan") and the Adjustment Plan. SONO accounts for employee stock options under provisions of APB 25 and therefore, to the extent the fair value of the underlying stock is equal to or less than the exercise price, no compensation expense is recognized for employee stock option grants.

   As of December 31, 1998, 27,500 options had been issued to nonemployees. This resulted in net deferred compensation of $156,000 as of December 31, 1998 and compensation expense of $59,000 for the year ended 1998. There was no similar charge to SONO for the period prior to the Distribution Date.

   Prior to the Distribution Date, all option information represents the outstanding and issued options of ATL. Financial data presented relating to option grants represents the exchange ratio calculated as one SONO option for every six ATL options outstanding. This exchange ratio provides the basis for the pro forma presentation for 1996 and 1997.

   If the Company had accounted for the costs relating to all option grants under the provisions of FAS 123, the Company's net loss and net loss per share would have been the following pro forma amounts:

                                                        1996    1997    1998
                                                       ------  ------  -------
                                                       (in thousands, except
                                                          per share data)
   Net loss:
     As reported.....................................  $1,764  $5,994  $13,025
     Pro forma.......................................  $1,860  $6,141  $14,946
   Basic and diluted net loss per share:
     As reported.....................................  $(0.38) $(1.28) $ (2.72)
     Pro forma.......................................  $(0.40) $(1.31) $ (3.12)

   Pro forma compensation expense is recognized for the fair value of each option estimated on the date of grant using the Black-Scholes multiple option pricing model. The following assumptions were used for option grants in 1996, 1997 and 1998, respectively: expected volatility 33%, 39% and 67%; risk-free interest rates 6.7%, 6.3% and 4.8%; expected terms of 4.25, 4.25 and 9.16 years; and zero dividend yield. The preceding assumptions for 1996 and 1997 were based on facts and circumstances directly related to ATL.

   Under the 1998 NOE Plan, 1998 Plan, and MIC Plan, 1,700,000 total shares of common stock are authorized primarily for issuance upon exercise of stock options at prices equal to the fair market value of the Company's common shares at the date of grant. As of December 31, 1998, 507,635 shares were available for grant under the aforementioned plans. Stock options are exercisable at 25% each year over a four-year vesting period and have a ten-year term from the grant date.

   Under the Director Plan, 125,000 shares of common stock are authorized for the issuance of stock options at prices equal to the fair market value of the Company's common shares at the date of grant. Option grants under the Director Plan occurred during the months of June and July 1998. At December 31, 1998, 40,000 shares were available for grant under this Plan. Stock options are exercisable and vest in full one year following their grant date provided the optionee has continued to serve as a SONO Director. Each option expires on the earlier of ten years from the grant date or ninety days following the termination of a director's service as a SONO Director.

   SONO also has an Adjustment Plan, which includes options granted in connection with the dividend distribution occurring on April 6, 1998. As part of the Distribution, existing ATL option holders received one

                                 SonoSite, Inc.
                        (A Development Stage Enterprise)

                 Notes to the Financial Statements--(Continued)

SONO option for every six ATL options held. There was no change to the intrinsic value of the option grant, ratio of exercise price to market value, vesting provisions or option period as a result of the Distribution. Total options to purchase shares outstanding under this plan as of December 31, 1998 are 270,453.

   Also as a result of the Distribution, restricted shares totaling 38,242, 51,788 and 60,930, as determined using the exchange ratio of one SONO restricted share for every three ATL restricted shares, were outstanding as of December 31, 1996, 1997 and 1998, respectively.

 Summary of stock option activity

   Prior to the Distribution Date, SONO had no stock option plans specifically identified as SONO plans. All stock options granted through that date were part of ATL options and therefore shares and weighted average exercise prices as of December 31, 1996 and 1997 are not included in the disclosure herein because it would not be meaningful. The following table presents summary stock option activity for the year ended December 31, 1998:

                                                              Weighted average
                                                      Shares   exercise price
                                                      ------  ----------------
                                                       (Shares presented in
                                                            thousands)
   Outstanding, beginning of year....................   --           --
     Adjustment Plan grants..........................   289        $5.39
     Non-Adjustment Plan grants...................... 1,290        $7.28
     Exercised.......................................    (2)       $3.34
     Cancelled.......................................   (29)       $6.56
                                                      -----
   Outstanding, end of year.......................... 1,548        $6.95
   Exercisable, end of year..........................   185
   Weighted average fair value of options granted
    (excludes Adjustment Plan)....................... $5.58

   The following is a summary of stock options outstanding:

                             Options outstanding           Options exercisable
                     ----------------------------------- -----------------------
                                     Weighted
                                      average   Weighted                Weighted
                         Number      remaining  average      Number     average
      Range of        outstanding   contractual exercise  exercisable   exercise
   exercise prices   (in thousands)    life      price   (in thousands)  price
   ---------------   -------------- ----------- -------- -------------- --------
   $ 1.64 - $ 6.89         260         6.35      $4.67        147        $3.70
   $ 6.94 - $ 6.94       1,026         9.34      $6.94         20        $6.94
   $ 6.97 - $12.78         262         9.57      $9.26         18        $8.52
                         -----                                ---
                         1,548         8.88      $6.95        185        $4.52
                         =====                                ===

 Stock Purchase Rights

   On April 6, 1998, SONO and first Chicago Trust Company of New York entered into a Rights Agreement. The Rights Agreement has certain antitakeover effects which will cause substantial dilution to a person or

                                 SonoSite, Inc.
                        (A Development Stage Enterprise)

                 Notes to the Financial Statements--(Continued)

group that attempts to acquire SONO, however, it will not interfere with any merger or other business combination approved by the SONO Board of Directors ("Board").

   Under the terms of the Rights Agreement, holders of SONO common stock also hold Rights exercisable in certain circumstances discussed below. Holders of these Rights may purchase 1/100th of a share of Series A Participating Cumulative Preferred Stock, par value of $1.00, at a price equal to four times the average high and low sales prices of SONO common stock quoted on the Nasdaq National Market for each of the ten trading days commencing on the sixth trading day following April 6, 1998. Circumstances under which these Rights are exercisable involve acquisition or knowledge of expected acquisition or tender of 15% or more of the outstanding SONO common stock. In addition, the Board may redeem all, but not part, of the Rights outstanding for consideration in cash or common stock at a price equal to $.01 per Right.

   Separate certificates for Rights will not be distributed. SONO common stock certificates serve as evidence of the Rights. Prior to exercise of the Rights and in accordance with the terms of the Rights Agreement, the Rights have no voting or dividend value. If the Rights are not exercised prior to April 5, 2008, they expire with no consideration for the expiration being provided to the holder of the Right.

6. Income Taxes

   For income tax purposes, SONO's results through the Distribution Date were included in the consolidated Federal income tax return of ATL and, accordingly, the net operating loss generated prior to the Distribution Date will not be available to SONO for use in periods subsequent to the Distribution Date. For the period from the Distribution Date through December 31, 1998, SONO has accumulated a net operating loss carryforward of approximately $10.3 million. Utilization of this carryforward expires in 2018.

   Because SONO is a development stage enterprise and has incurred losses since its inception, a valuation allowance entirely offsetting deferred tax assets has been established, thereby eliminating any deferred tax benefit for the year ended December 31, 1998.

   The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 are as follows:


                                                                  (in thousands)
     Deferred tax assets
       Net operating loss carryforwards..........................    $ 3,508
       Other.....................................................         75
                                                                     -------
     Gross deferred tax assets...................................      3,583
     Valuation allowance.........................................     (3,583)
                                                                     -------
     Net deferred tax assets.....................................    $   --
                                                                     =======

   As of December 31, 1997, tax effects of temporary differences, which individually and in aggregate were not significant, as SONO's net operating losses were included in ATL, were entirely offset by a valuation allowance.

7. Employee Benefit Plans

 401(k) Retirement Savings Plan ("401k Plan")

   All employees of SONO are eligible to participate in the 401k Plan. Terms of the 401k Plan permit an employee to contribute up to a maximum of 16% of an employee's annual compensation on a post-tax or

                                 SonoSite, Inc.
                        (A Development Stage Enterprise)

                 Notes to the Financial Statements--(Continued)

pretax basis, up to the maximum permissible by the Internal Revenue Service
(IRS) during any plan year. Contributions exceeding the IRS limitation may be made only on a post-tax basis. SONO matches each employee's contribution in increments equivalent to 100% for the first 3% and 50% for the second 3% of the contribution. For the year ended December 31, 1998, the Company contributed $98,000 to the 401k Plan in accordance with the Plan's terms. Employees immediately vest in the contributions the employee makes. Vesting in SONO's contribution on behalf of the employee occurs at equal increments at the end of the first five years of an employee's service with the Company or ATL.

8. Commitments and contingencies

 Operating leases

   The Company leases office space and certain equipment under noncancelable operating leases. Future minimum payments under these leases as of December 31, 1998 are as follows:

     1999............................................................ $  294,442
     2000............................................................    305,907
     2001............................................................    318,660
     2002............................................................    312,694
     2003............................................................    183,554
     Thereafter......................................................        --
                                                                      ----------
                                                                      $1,415,257
                                                                      ==========

   Prior to November 1998, SONO utilized facility space within ATL and was charged rent expense for the space occupied. Subsequently, SONO vacated the ATL facility and moved into a separate facility. Rent expense for the year-ended December 31, 1998 was $243,000, which represents ATL charges of $128,000 and the current location charges of $115,000. The Company did not incur any rent expense prior to the Distribution Date as its operations were in ATL's owned facility. In addition, rent expense for the year ended 1998 is not indicative of future rent expense as SONO no longer occupies the shared ATL space.

 Capital lease obligations

   The Company has entered into certain long-term obligations to finance the purchase of capital equipment as part of its normal business operations. Terms of the obligations range from eighteen to thirty-six months and have interest rates ranging between 12% and 16%. Obligations are secured by underlying assets. The following is a summary of the capital lease obligations and future minimum payments under capital lease obligations as of December 31, 1998:

     1999........................................................... $  476,198
     2000...........................................................    443,488
     2001...........................................................    139,567
                                                                     ----------
     Total lease payments...........................................  1,059,253
     Less amount representing interest..............................   (189,494)
                                                                     ----------
     Present value of net minimum capital lease payments............    869,759
     Less -- current portion........................................   (388,795)
                                                                     ----------
     Long-term obligations -- excluding current portion............. $  480,964
                                                                     ==========

                                 SonoSite, Inc.
                        (A Development Stage Enterprise)

                 Notes to the Financial Statements--(Continued)

 Other Commitments

   As part of the Company's agreements with ATL, ATL may procure resources and material expected to be used for the manufacture of SONO products in accordance with a production schedule provided by SONO. In the event these items are not used in the quantities submitted as part of the production schedule or material becomes obsolete as a result of production timing, SONO would be responsible for compensating ATL for these procurements.

 Contingencies

   SONO is a development stage enterprise and has obtained Section 510(k) clearance for a prototype of its initial product from the U.S. Food and Drug Administration ("FDA"). SONO has applied for Section 510(k) clearance from the FDA for the commercial version of its initial product. However, there is no guarantee the FDA will grant Section 510(k) clearance on this pending or any future applications. Additionally, international sales and distribution are dependent upon the Company obtaining approvals from certain foreign regulatory agencies. There are no guarantees that such approvals will be attained on a timely basis, if at all.

9. Segment Reporting

   SONO currently has no revenue from operations. All revenue to date is related to the DARPA project. Expenses incurred to date are reported according to their expense category. No further segment segregation is considered meaningful at this point in time.

10. Subsequent Event

 Receipt of $12.0 million from ATL Ultrasound

   On January 15, 1999, SONO received $12.0 million cash in accordance with the Distribution Agreement between the Company and ATL. No further funding from ATL in connection with the Distribution is provided for.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

   Information called for by Part III, Item 10, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 6, 1999, and is incorporated herein by reference. The information appears in the Proxy Statement under the captions "Election of Directors" and "Executive Officers." Such Proxy Statement will be filed within 120 days of December 31, 1998, the Company's fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

   Information called for by Part III, Item 11, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 6, 1999, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Executive Compensation." Such Proxy Statement will be filed within 120 days of December 31, 1998, the Company's fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information called for by Part III, Item 12, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 6, 1999, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management." Such Proxy Statement will be filed within 120 days of December 31, 1998, the Company's fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information called for by Part III, Item 13, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 6, 1999, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Certain Relationships and Related Transactions." Such Proxy Statement will be filed within 120 days of December 31, 1998, the Company's fiscal year end.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this Report:

    (1) Financial Statements--See "Index to Financial Statements" under
        Item 8 of this Report.

    (2) Financial Statement Schedules.

      All financial statement schedules have been omitted because either they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

    (3) Exhibits.

 Exhibit
   No.                                 Description
 -------                               -----------
  3.1*   Restated Articles of Incorporation of the registrant
  3.2**  Certificate of Designation of Series A Participating Cumulative
         Preferred Stock
  3.3**  Bylaws of the registrant
  4.1*   Rights Agreement between First Chicago Trust Company and the registrant, dated April 6, 1998
 10.1*   Amended and Restated 1998 Option, Stock Appreciation Right, Restricted
         Stock, Stock Grant and Performance Unit Plan
 10.2*   Terms of Stock Option Grant Program for Nonemployee Directors under the Sonosite, Inc. 1998 Option, Stock Appreciation Right, Restricted
         Stock, Stock Grant and Performance Unit Plan
 10.3    1998 Nonofficer Employee Stock Option Plan
 10.4**  Nonemployee Director Stock Option Plan
 10.5    Management Incentive Compensation Plan
 10.6**  Adjustment Plan
 10.7*   Form of Senior Management Employment Agreement between the registrant and each of Kevin M. Goodwin, Allen W. Guisinger, David H. Gusdorf,
         Jens U. Quistgaard, Ph.D., Donald F. Seaton III and Douglas W. Tefft
 10.8*   Distribution Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998
 10.9*   Technology Transfer and License Agreement between ATL Ultrasound, Inc.
         and the registrant, effective as of April 6, 1998, as amended
 10.10*  OEM Supply Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended
 10.11*  Employee Benefits Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998
 10.12*  Service Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998
 10.13*  Lease Agreement between TMT-Bothell, LLC and the registrant, dated May
         9, 1998
 23.1    Consent of KPMG LLP, independent auditors

--------
* Incorporated by reference to the designated exhibit included in the Company's Registration Statement on Form S-1 (Registration No. 333-71457).
** Incorporated by reference to the designated exhibit included in the Company's report on Form 10 (SEC File No. 000-23791).

  (b) Reports on Form 8-K:

    No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SONOSITE, INC.

Date: March 19, 1999                   By:       /s/ Donald F. Seaton III
                                          _____________________________________
                                                   Donald F. Seaton III
                                          Vice President--Business Development,
                                                 Chief Financial Officer,
                                                 Secretary and Treasurer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the nineteenth day of March, 1999.

       /s/ Kirby L. Cramer               Chairman of the Board
_____________________________________
           Kirby L. Cramer

      /s/ Kevin M. Goodwin               President, Chief Executive Officer
_____________________________________     and Director (Principal Executive
          Kevin M. Goodwin                Officer)

    /s/ Donald F. Seaton III             Vice President--Business
_____________________________________     Development, Chief Financial
          Donald F. Seaton                Officer, Secretary and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)

     /s/ Edward V. Fritzky               Director
_____________________________________
         Edward V. Fritzky

  /s/ Steven R. Goldstein, M.D.          Director
_____________________________________
      Steven R. Goldstein, M.D.

  /s/ William G. Parzybok, Jr.           Director
_____________________________________
      William G. Parzybok, Jr.

   /s/ Jeffrey Pfeffer, Ph.D.            Director
_____________________________________
       Jeffrey Pfeffer, Ph.D.

    /s/ Dennis A. Sarti, M.D.            Director
_____________________________________
        Dennis A. Sarti, M.D.

   /s/ Jacques Souquet, Ph.D.            Director
_____________________________________
       Jacques Souquet, Ph.D.

                               INDEX TO EXHIBITS

 Exhibit
   No.                                 Description
 -------                               -----------
  3.1*   Restated Articles of Incorporation of the registrant
  3.2**  Certificate of Designation of Series A Participating Cumulative
         Preferred Stock
  3.3**  Bylaws of the registrant
  4.1*   Rights Agreement between First Chicago Trust Company and the registrant, dated April 6, 1998
 10.1*   Amended and Restated 1998 Option, Stock Appreciation Right, Restricted
         Stock, Stock Grant and Performance Unit Plan
 10.2*   Terms of Stock Option Grant Program for Nonemployee Directors under the Sonosite, Inc. 1998 Option, Stock Appreciation Right, Restricted
         Stock, Stock Grant and Performance Unit Plan
 10.3    1998 Nonofficer Employee Stock Option Plan
 10.4**  Nonemployee Director Stock Option Plan
 10.5    Management Incentive Compensation Plan
 10.6**  Adjustment Plan
 10.7*   Form of Senior Management Employment Agreement between the registrant and each of Kevin M. Goodwin, Allen W. Guisinger, David H. Gusdorf,
         Jens U. Quistgaard, Ph.D., Donald F. Seaton III and Douglas W. Tefft
 10.8*   Distribution Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998
 10.9*   Technology Transfer and License Agreement between ATL Ultrasound, Inc.
         and the registrant, effective as of April 6, 1998, as amended
 10.10*  OEM Supply Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended
 10.11*  Employee Benefits Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998
 10.12*  Service Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998
 10.13*  Lease Agreement between TMT-Bothell, LLC and the registrant, dated May
         9, 1998
 23.1    Consent of KPMG LLP, independent auditors

--------
* Incorporated by reference to the designated exhibit included in the Company's Registration Statement on Form S-1 (Registration No. 333-71457).
** Incorporated by reference to the designated exhibit included in the Company's report on Form 10 (SEC File No. 000-23791).