Form 10-K/A
period 1998-12-31
SONOSITE INC
filed 1999-04-08
CIK 1055355

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                FORM 10-K/A

                             (Amendment No. 1)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

ITEM 1. BUSINESS

Overview

   SonoSite is the leader in the design and development of miniaturized, high-performance, digital ultrasound imaging devices. Our first hand-carried devices, based on our initial product platform, will weigh less than six pounds and generate high-quality images comparable to those produced by larger, more expensive ultrasound machines. We expect our devices to expand access to high-quality ultrasound imaging as we target the replacement market for lower-priced ultrasound machines characterized by low-quality images. In addition, our devices will make high-quality ultrasound imaging available as a diagnostic tool to physicians at the point of care, enabling physicians to bring ultrasound directly to the patient, instead of referring them to an ultrasound specialist. Our first product suite will target gynecologists and obstetricians who currently use ultrasound imaging within a well-established reimbursement framework.

   We received Section 510(k) clearance for a prototype of our initial product platform in May 1998. We have applied for Section 510(k) clearance for the commercial version of our initial product platform and expect to launch our first product suite prior to the end of 1999 following receipt of this approval. Subsequent product suites based on the initial product platform will target markets for emergency medicine, cardiology and whole body ultrasound imaging.

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

Our Product Suites

  Initial Product Platform

   General Specifications. Our initial product platform is comprised of a hand-carried display unit consisting of an integrated color display and control panel, together with the application-specific transducer. Products based on this platform will be able to store images in memory and allow simulated stored real-time motion images, a diagnostic capability that is used in many ultrasound examinations. Products based on this platform will also provide 2D and power Doppler imaging and a proprietary auto-focus capability which enables the user to quickly complete the ultrasound examination. These products can be powered by conventional alternating current or by a rechargeable lithium ion battery.

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

  Product Suites

   Products based on our initial product platform will be offered in suites consisting of a display unit, transducers and other essential accessories. We have designed our product suites to target the following clinical applications:

    Product                                                          Expected
     Suite                      Clinical Segment                    Launch Date

-------------------------------------------------------------------------------

               The SonoSite Gynecology and Obstetrics Suite of        Fourth
               products and accessories will offer a convenient,      Quarter
               effective means of incorporating ultrasound in           of
               gynecologic and obstetric office examinations. It       1999
               will include both the abdominal and transvaginal
               transducers for both currently reimbursable
               routine and symptomatic imaging procedures.
   Gynecology
  & Obstetrics

-------------------------------------------------------------------------------

               The SonoSite Emergency Medicine Suite of products      Fourth
               and accessories will provide the capability to         Quarter
               perform high-quality ultrasound imaging at trauma        of
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

-------------------------------------------------------------------------------

               The SonoSite Cardiology Suite of products and           First
               accessories will augment the cardiologist's             Half
               current use of ultrasound imaging to aid in the          of
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

-------------------------------------------------------------------------------

               The SonoSite Body Imaging Suite of products and         First
               accessories will allow the radiologist to go            Half
               directly to the patient to provide ultrasound            of
               imaging services with a full complement of              2000
               specially designed transducers and functional
               capabilities.
  Body Imaging


  Additional Product Development

   We intend to continue to invest heavily in further research and development, focused on (1) expansion of our initial product platform to product suites targeted at additional clinical applications, (2) further enhancing image quality, and (3) further reducing the size and manufacturing costs of our products. By accomplishing these objectives, we hope to both extend the range of our current product platform and develop other, potentially smaller product platforms for our ultrasound imaging technology, in order to further expand the use of ultrasound imaging and our products.

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

Research and Development

   Product development activities have comprised the majority of our activities and expenditures since we were formed as a division within ATL Ultrasound. We continue to conduct extensive research, development and engineering activities and, as of December 31, 1998, we employed 37 engineers and support staff dedicated to the technical development of our hand-carried ultrasound products. The majority of these individuals joined us from ATL Ultrasound. We expect research and development expenditures to increase during 1999 in anticipation of the commercial launch of our initial product platform and as we begin to manufacture products based on that platform. We invested $9.5 million, $7.1 million and $2.6 million in research and development for the years ended December 31, 1998, 1997 and 1996, respectively.

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

   We received Section 510(k) clearance for a prototype of our initial product platform in May 1998 for 10 clinical applications, based upon substantial equivalence to current ultrasound products being marketed by ATL Ultrasound. Based on advances we have made since that approval, we have applied for a new
Section 510(k) clearance for the commercial version of our initial product platform that covers enhanced performance features and one additional clinical application. We believe that any future generation hand-carried ultrasound product platforms will also require only Section 510(k) clearance. We design our products to comply with applicable electrical safety standards, such as those of Underwriters Laboratories and non-U.S. safety standards authorities.

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

   We believe that our existing cash and cash equivalents, including the $12.0 million in cash received from ATL Ultrasound in January 1999 and available lease financing, should be sufficient to fund our operations at least through the third quarter of 1999. However, it is difficult to accurately predict the amount of cash that we may require in the future. The amount required will depend, in part, upon factors beyond our control. Capital requirements could exceed our estimates as a result of a variety of factors. These factors include technical obstacles, delays in product development or introduction, cost overruns in research and development programs or establishing manufacturing activities, greater than anticipated administrative expenses or lower than anticipated customer demand or revenues after product introduction. From time to time, we may seek additional financing from various sources. Adequate financing may not be available on a timely basis, on favorable terms, or at all. If we are unable to meet our cash needs, we will be required to significantly alter our operating plans. Activities that may be affected could include our research and development programs, overall spending levels, marketing initiatives or product introductions. We also may be required to seek to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to aspects of our technology or products.

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

 Service Agreement

   SONO and ATL have an agreement pursuant to which ATL provides certain engineering design and development services to SONO in exchange for payment of actual expenses incurred, including an overhead component, plus a markup on the actual expense and overhead costs for these services. ATL has also agreed to provide to SONO, at SONO's request and expense, services for limited periods of time ranging up to five years, including financial, human resource, engineering, information, facilities and regulatory services. Termination of any of these services may occur with ninety days' prior written notice by either party.

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

                                                              Weighted average
                                                      Options  exercise price
                                                      ------- ----------------
                                                       (Options presented in
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

    (3) Exhibits.

 Exhibit
   No.                                 Description
 -------                               -----------
  3.1*   Restated Articles of Incorporation of the registrant
  3.2**  Certificate of Designation of Series A Participating Cumulative
         Preferred Stock
  3.3**  Bylaws of the registrant
  4.1*   Rights Agreement between First Chicago Trust Company and the registrant, dated April 6, 1998
 10.1*   Amended and Restated 1998 Option, Stock Appreciation Right, Restricted
         Stock, Stock Grant and Performance Unit Plan
 10.2*   Terms of Stock Option Grant Program for Nonemployee Directors under the Sonosite, Inc. 1998 Option, Stock Appreciation Right, Restricted
         Stock, Stock Grant and Performance Unit Plan
 10.3*** 1998 Nonofficer Employee Stock Option Plan
 10.4**  Nonemployee Director Stock Option Plan
 10.5*** Management Incentive Compensation Plan
 10.6**  Adjustment Plan
 10.7*   Form of Senior Management Employment Agreement between the registrant and each of Kevin M. Goodwin, Allen W. Guisinger, David H. Gusdorf,
         Jens U. Quistgaard, Ph.D., Donald F. Seaton III and Douglas W. Tefft
 10.8*   Distribution Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998
 10.9*   Technology Transfer and License Agreement between ATL Ultrasound, Inc.
         and the registrant, effective as of April 6, 1998, as amended
 10.10*  OEM Supply Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended
 10.11*  Employee Benefits Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998
 10.12*  Service Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998
 10.13*  Lease Agreement between TMT-Bothell, LLC and the registrant, dated May
         9, 1998
 23.1    Consent of KPMG LLP, independent auditors
 24.1    Power of Attorney (contained on signature page)

--------
* Incorporated by reference to the designated exhibit included in the Company's Registration Statement on Form S-1 (Registration No. 333-71457).
** Incorporated by reference to the designated exhibit included in the Company's report on Form 10 (SEC File No. 000-23791).

*** Previously filed.

  (b) Reports on Form 8-K:

    No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SONOSITE, INC.

                                                /s/ Donald F. Seaton III
                                          By: _________________________________
Date: April 8, 1999                                 Donald F. Seaton III
                                                  Vice President--Business
                                                Development, Chief Financial
                                              Officer, Secretary and Treasurer

   Each person whose individual signature appears below hereby authorizes and appoints Kevin M. Goodwin and Donald F. Seaton III, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the eighth day of April, 1999.

           /s/ Kirby L. Cramer               Chairman of the Board
 ___________________________________________
               Kirby L. Cramer

           /s/ Kevin M Goodwin               President, Chief Executive Officer and
 ___________________________________________  Director (Principal Executive Officer)
               Kevin M Goodwin

          /s/ Donald F. Seaton               Vice President--Business Development, Chief
 ___________________________________________  Financial Officer, Secretary and Treasurer
              Donald F. Seaton                (Principal Financial and Accounting
                                              Officer)

          /s/ Edward V. Fritzky              Director
 ___________________________________________
              Edward V. Fritzky

      /s/ Steven R. Goldstein, M.D.          Director
 ___________________________________________
          Steven R. Goldstein, M.D.

      /s/ William G. Parzybok, Jr.           Director
 ___________________________________________
          William G. Parzybok, Jr.

       /s/ Jeffrey Pfeffer, Ph.D.            Director
 ___________________________________________
           Jeffrey Pfeffer, Ph.D.

        /s/ Dennis A. Sarti, M.D.            Director
 ___________________________________________
            Dennis A. Sarti, M.D.

       /s/ Jacques Souquet, Ph.D.            Director
 ___________________________________________
           Jacques Souquet, Ph.D.

                               INDEX TO EXHIBITS

 Exhibit
   No.                                 Description
 -------                               -----------
  3.1*   Restated Articles of Incorporation of the registrant
  3.2**  Certificate of Designation of Series A Participating Cumulative
         Preferred Stock
  3.3**  Bylaws of the registrant
  4.1*   Rights Agreement between First Chicago Trust Company and the registrant, dated April 6, 1998
 10.1*   Amended and Restated 1998 Option, Stock Appreciation Right, Restricted
         Stock, Stock Grant and Performance Unit Plan
 10.2*   Terms of Stock Option Grant Program for Nonemployee Directors under the Sonosite, Inc. 1998 Option, Stock Appreciation Right, Restricted
         Stock, Stock Grant and Performance Unit Plan
 10.3*** 1998 Nonofficer Employee Stock Option Plan
 10.4**  Nonemployee Director Stock Option Plan
 10.5*** Management Incentive Compensation Plan
 10.6**  Adjustment Plan
 10.7*   Form of Senior Management Employment Agreement between the registrant and each of Kevin M. Goodwin, Allen W. Guisinger, David H. Gusdorf,
         Jens U. Quistgaard, Ph.D., Donald F. Seaton III and Douglas W. Tefft
 10.8*   Distribution Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998
 10.9*   Technology Transfer and License Agreement between ATL Ultrasound, Inc.
         and the registrant, effective as of April 6, 1998, as amended
 10.10*  OEM Supply Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended
 10.11*  Employee Benefits Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998
 10.12*  Service Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998
 10.13*  Lease Agreement between TMT-Bothell, LLC and the registrant, dated May
         9, 1998
 23.1    Consent of KPMG LLP, independent auditors
 24.1    Power of Attorney (contained on signature page)

--------
* Incorporated by reference to the designated exhibit included in the Company's Registration Statement on Form S-1 (Registration No. 333-71457).
** Incorporated by reference to the designated exhibit included in the Company's report on Form 10 (SEC File No. 000-23791).

*** Previously filed.