Form 10-Q
period 1999-03-31
SONOSITE INC
filed 1999-05-17
CIK 1055355

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549
                             _____________________

                                   FORM 10-Q

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1999

                                      or

 [_]  Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934. For the transition period from     to

                        Commission file number 0-23791

                                SONOSITE, INC.
            (Exact name of registrant as specified in its charter)

            Washington                               91-1405022
  ---------------------------------   ---------------------------------------
    (State or other jurisdiction      (I.R.S. Employer Identification Number)
  of incorporation or organization)


                                 P.O. Box 3020
                              North Creek Parkway
                            Bothell, WA  98041-3020
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

            Yes  [X]    No  [ ]
            --------    -------

As of May 11, 1999, there were 7,914,401 shares of the registrant's $.01 par value Common Stock outstanding.

                   Page 1 of 12 sequentially numbered pages

                                 SONOSITE, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS


                                                                       Page No.
                                                                       --------
Part I    Financial Information

Item 1.   Financial Statements (unaudited)

          Condensed Balance Sheets -
             March 31, 1999 and December 31, 1998......................   3

          Condensed Statements of Operations -
             Quarters ended March 31, 1999 and April 3, 1998,
             and period from inception through March 31, 1999..........   4

          Condensed Statements of Cash Flows -
             Quarters ended March 31, 1999 and April 3, 1998,
             and period from inception through March 31, 1999..........   5

          Notes to Condensed Financial Statements......................   6

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations.............   7

Item 3.    Quantitative and Qualitative Disclosures about Market Risk..  10


Part II    Other Information

Item 2.    Changes in Securities and Use of Proceeds...................  10

Item 5.    Other information...........................................  10

Item 6.    Exhibits and Reports on Form 8-K............................  11

           Signature...................................................  12

                   Page 2 of 12 sequentially numbered pages

Part I:   Financial Information

Item 1:   Financial Statements

                                 SONOSITE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            CONDENSED BALANCE SHEETS
                                  (unaudited)

                                     ASSETS

                                                                         March 31,                  December 31,
                                                                           1999                         1998
                                                                  ---------------------        ---------------------
Current assets:
     Cash and cash equivalents                                              $13,325,456                  $ 7,525,762
     Receivable from ATL Ultrasound                                                  --                   12,000,000
     Prepaid expenses and other current assets                                  334,226                      304,599
                                                                  ---------------------        ---------------------
Total current assets                                                         13,659,682                   19,830,361
Property and equipment, net                                                   3,789,158                    3,379,815
Other assets                                                                    221,030                       80,057
                                                                  ---------------------        ---------------------
Total assets                                                                $17,669,870                  $23,290,233
                                                                  =====================        =====================

Current liabilities:
     Checks drawn in excess of bank balances                              $         --                  $    601,629
     Accounts payable                                                          691,136                       781,999
     Accrued expenses                                                        1,465,026                     1,123,948
     Current portion of long-term obligations                                  390,529                       388,795
                                                               -----------------------         ---------------------
Total current liabilities                                                    2,546,691                     2,896,371

Deferred rent                                                                   84,727                        79,923
Long-term obligations, less current portion                                    401,283                       480,964
                                                               -----------------------         ---------------------
Total liabilities                                                            3,032,701                     3,457,258

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $1.00 par value
          Authorized shares -- 6,000,000;
          Issued and outstanding shares  None                                      --                            --
     Common stock, $.01 par value:
          Authorized shares -- 50,000,000
          Issued and outstanding shares --
          As of December 31, 1998 -- 4,872,193
          As of March 31, 1999 -- 4,875,609                                     48,756                        48,722
     Additional paid-in-capital                                             40,734,836                    40,693,195
     Deficit accumulated during development stage                          (26,146,423)                  (20,908,942)
                                                               -----------------------         ---------------------
Total shareholders' equity                                                  14,637,169                    19,832,975
                                                               -----------------------         ---------------------
Total liabilities and shareholders' equity                                $ 17,669,870                  $ 23,290,233
                                                               =======================         =====================

                            See accompanying notes.

                    Page 3 of 12 sequntially numbered pages

                                 SONOSITE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                                         Period from
                                                                                                       February, 1994
                                                                Quarter ended,                           (inception)
                                                   March 31,                     April 3,                  through
                                                      1999                         1998                March 31, 1999
                                             -------------------          -------------------      --------------------
Grant revenue                                        $   124,506                  $   758,607              $  5,074,208

Expenses:
  Research and development                             3,003,120                    2,154,957                22,230,609
  Sales and marketing                                  1,772,917                      803,607                 6,161,427
  General and administrative                             695,430                      261,562                 3,438,111
                                             -------------------          -------------------      --------------------
Total expenses                                         5,471,467                    3,220,126                31,830,147

Interest income, net                                     109,480                           --                   609,516
                                             -------------------          -------------------      --------------------
Net loss                                             $(5,237,481)                 $(2,461,519)             $(26,146,423)
                                             ===================          ===================      ====================

Basic and diluted net loss per share                 $     (1.08)                 $     (0.52)
                                             ===================          ===================
Weighted average shares used in computation
 of basic and diluted net loss per share               4,843,598                    4,767,667
                                             ===================          ===================

                            See accompanying notes.

                   Page 4 of 12 sequentially numbered pages

                                 SONOSITE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                               Period from
                                                                                                             February 1994,
                                                                                Quarter ended,                 (inception)
                                                                      March 31,               April 3,           through
                                                                        1999                    1998         March 31, 1999
                                                                  --------------          --------------    ----------------
Operating activities:
Net loss                                                             $(5,237,481)            $(2,461,519)      $(26,146,423)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization                                         228,021                  29,457            773,296
   Amortization of deferred stock compensation                            18,942                      --             77,856
Changes in operating assets and liabilities:
   Increase in prepaid expenses and other current assets                 (29,627)                     --           (334,226)
   Increase/(decrease) in accounts payable                               (90,863)                     --            691,136
   Increase/(decrease) in accrued expenses                               341,078                 (39,700)         1,465,026
   Increase in deferred rent                                               4,804                      --             84,727
                                                                  --------------          ---------------    --------------
Net cash used in operating activities                                 (4,765,126)             (2,471,762)       (23,388,608)

Investing activities:
Purchases of property and equipment                                     (637,364)                (19,324)        (3,502,461)
Increase in other assets                                                (140,973)                     --           (221,030)
                                                                  --------------          ---------------    --------------
Net cash used in investing activities                                   (778,337)                (19,324)        (3,723,491)

Financing activities:
Decrease in checks drawn in excess of bank balances                     (601,629)                     --                 --
Repayment of long-term obligations                                       (77,947)                     --           (268,181)
Exercise of stock options                                                 22,733                      --             29,461
Contributions from ATL                                                12,000,000               2,491,086         40,676,275
                                                                  --------------          --------------     --------------
Net cash provided by financing activities                             11,343,157               2,491,086         40,437,555

Net increase in cash and cash equivalents                              5,799,694                      --         13,325,456

Cash and cash equivalents at beginning of period                       7,525,762                      --                 --
                                                                  --------------          --------------     --------------
Cash and cash equivalents at end of period                           $13,325,456             $        --       $ 13,325,456
                                                                  ==============          ==============     ==============
Supplemental disclosure of cash flow information:
Cash paid for interest                                               $    53,404             $        --       $     94,468
                                                                  ==============          ==============     ==============
Supplemental disclosure of non-cash investing and financing
 activities:
Equipment acquired through long-term obligations                     $        --             $        --       $  1,059,993
                                                                  ==============          ==============     ==============

                            See accompanying notes.

                   Page 5 of 12 sequentially numbered pages

                                 SONOSITE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Interim financial Information

The information contained herein has been prepared in accordance with instructions for Form 10-Q. The information furnished reflects, in the opinion of SonoSite, Inc. ("SonoSite") management, all adjustments necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the first quarter ended March 31, 1999, are not necessarily indicative of our results to be expected for the entire year ending December 31, 1999 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998, included in our Annual Report on Form 10-K.

SonoSite, a development stage enterprise, began operations in 1994 as a project of ATL Ultrasound, Inc ("ATL"). The project was chartered to develop the design and specifications for a hand-carried ultrasound device. During the period from inception (February 1994) through April 6, 1998, the project was organized as a separate division of ATL. On February 2, 1998, the ATL Board of Directors approved a plan to spin off SonoSite as an independent publicly owned company (the "Distribution"). This transaction was effected through a tax-free dividend distribution of SonoSite's shares to ATL shareholders as of April 6, 1998 (the "Distribution Date"). ATL shareholders received one share of SonoSite common stock for each three shares of ATL common stock held. In addition, ATL option holders were granted one option to purchase SonoSite shares for every six options to purchase ATL shares.

The financial statement information for periods prior to the Distribution Date represents the combination of the hand-carried ultrasound division of ATL and the corporate entity, SonoSite, Inc.

Such information has been derived from the historical books and records of ATL and reflects the assets, liabilities, revenues and expenses of SonoSite, as it was operated as a division of ATL, at historical cost. Financial statement information for subsequent periods consists solely of SonoSite's activity as a separate company.

For periods prior to the Distribution Date, the statement of operations included allocations for facilities and certain support services, such as engineering overhead, administration, accounting, finance, human resources and regulatory functions. The allocations were based on estimates of personnel time and effort spent by ATL on behalf of SonoSite. Management believes these allocations were made on a reasonable basis. Subsequent to the Distribution Date, items noted above were incorporated into agreements with ATL and charges were based upon actual time spent by ATL on behalf of SonoSite.

Reclassification of Prior Period Balances

Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.

Net Loss per Share

Basic and diluted net loss per share was computed by dividing the net loss by the weighted average shares outstanding.

Weighted average shares outstanding represent weighted average shares of SonoSite common shares outstanding from the Distribution Date forward and, for the periods prior to the Distribution Date, weighted average shares outstanding represent ATL weighted average shares as adjusted for the exchange ratio established on the Distribution Date of one SonoSite share for every three shares of ATL. All periods presented were restated to reflect this distribution.

                   Page 6 of 12 sequentially numbered pages

Options to purchase SonoSite shares and unvested restricted SonoSite shares issued by ATL and options issued by SonoSite after the Distribution Date which were outstanding were not included in the computations of diluted net loss per share because to do so would be antidilutive. As of March 31, 1999 and April 3, 1998, outstanding SonoSite options and unvested restricted shares issued by ATL through the Distribution totaled 288,833 and 336,870, respectively, and outstanding stock options issued by SonoSite as of March 31, 1999, totaled 1,523,015. The ATL issued and outstanding options as of April 3, 1998 were adjusted for the exchange ratio of one SonoSite option for every six options of ATL and the restricted stock was adjusted for the exchange ratio of one SonoSite restricted share for every three shares of ATL.

Subsequent Event

Subsequent to March 31, 1999, SonoSite successfully completed the sale of 2,990,000 shares of common stock at a price of $13 per share. Net proceeds, after accounting for underwriters' fees and other expenses associated with the offering, were approximately $35.6 million, which will be used primarily to fund product development and increased sales and marketing activities associated with the anticipated commercial launch of our products.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our condensed financial statements and the related notes thereto appearing in Item 1 of this report. In addition to historical information, this report contains and may incorporate by reference forward-looking statements that are based on current expectations, assumptions, estimates and projections about our industry and SonoSite. When used in this discussion, the words "expects," "anticipates," "estimates" and "intends" and similar expressions are intended to identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These statements include, but are not limited to, statements about:

    - our ability to develop, introduce and market our products in a timely manner;
    -  market acceptance of our products;
    -  the ability of ATL Ultrasound to manufacture our products;
    -  our ability to maintain our relationship with ATL Ultrasound;
    - our ability to provide sufficient support to our indirect sales and distribution network;
    -  the adequacy of our capital resources;
    -  future fluctuations in our operating results; and
    -  our future capital expenditures and cash resources.

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. The cautionary statements made in this discussion should be read as being applicable to all related forward-looking statements wherever they appear in this discussion. Reference is made to our Annual Report on Form 10-K for a detailed description of these and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update such forward-looking statements publicly for any reason, or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements, even if new information becomes available in the future.

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

                   Page 7 of 12 sequentially numbered pages

ATL Ultrasound retained no ownership in us following the spin-off. In an unrelated event, Philips Medical Products Division of Philips Electronics, B.V. of the Netherlands acquired ATL Ultrasound later in 1998.

To date, our capital requirements have been met primarily by contributions from ATL Ultrasound in connection with our spin-off and by funding from the U.S. Office of Naval Research under a U.S. Government Defense Advanced Research Projects Agency grant. Additionally, subsequent to March 31, 1999, we successfully completed a public offering of 2,990,000 shares of common stock, which resulted in net proceeds of approximately $35.6 million. ATL Ultrasound's funding obligations have been met and any future grant revenue is expected to be insignificant. Future revenues will depend on product and accessory sales, which we do not anticipate until the latter part of 1999 at the earliest. At that time, we expect to have completed product development activities on our initial product platform and to be in a position to commence customer delivery of our initial ultrasound devices and accessories. We will continue to incur operating losses until our product sales generate sufficient revenue to fund our continuing operations. We may not generate sufficient revenue to fund our operations in future periods.

Results of operations

Grant revenue

We received grant revenue from a contract with the U.S. Office of Naval Research that was generally tied to the achievement of technological milestones. Grant revenue for the quarter ended March 31, 1999 was $124,506 compared to $758,607 for the comparable period in 1998. The decrease of grant revenue in the most recent quarter was consistent with our expectations, as the majority of technological milestones had been achieved by the end of June 1998.

Research and development expenses

Research and development expenses for the quarter ended March 31, 1999 were $3,003,120 compared to $2,154,957 for the comparable period in 1998. The increase in research and development expenses was due primarily to additional personnel and personnel-related expenses and increases in product development and manufacturing expenses. We anticipate that spending levels in research and development in 1999 will increase as we complete development, design validation and verification of our first product platform and commence manufacturing activity of our initial products.

Sales and marketing expenses

Sales and marketing expenses for the quarters ended March 31, 1999 were $1,772,917 compared to $803,607 for the comparable period in 1998. The increase in sales and marketing expenses was a result of hiring additional sales and marketing personnel and increases in consulting and travel expenditures during the first quarter of 1999 compared to the first quarter of 1998. Increases in personnel and marketing expenses are a result of product definition and launch activities, refinement of customer requirement specifications and attainment of United States and international distributor agreements. We intend to continue to add personnel and infrastructure to our selling and marketing functions and undertake significant outside promotional and comuunications agency activities in anticipation of product introduction, and expect that selling and marketing expenses will increase significantly in the upcoming quarters.

General and administrative expenses

General and administrative expenses for the quarter ended March 31, 1999 were $695,430 compared to $261,562 for the comparable period in 1998. The increase in general and administrative expenses was a result of an increase in personnel in the general management, administration, information services and finance and accounting functions as a result of our operating as an independent publicly owned company. We intend to add administrative personnel to support the research and development and sales and marketing activities, and, consequently, expect that general and administrative expenses will continue to increase at a moderate rate.

                   Page 8 of 12 sequentially numbered pages

Net loss

Net loss for the quarter ended March 31, 1999 was $5,237,481 compared to $2,461,519 for the comparable period in 1998. This increase was due primarily to the increase in expenses and reduction in grant revenue as noted above. We expect to incur significant net losses in the near term as we continue research and development activities relating to our initial and next generation products, equip manufacturing facilities, begin manufacturing our initial products, increase sales and marketing efforts in anticipation of product release and continue to provide necessary administrative support for increased activities throughout SonoSite.

Liquidity and Capital Resources

On April 6, 1998, the day we became an independent public company, ATL Ultrasound contributed $18.0 million in cash and was obligated, without contingency, to contribute an additional $12.0 million in cash on January 15, 1999. That payment was received on schedule. The $30.0 million cash transfer from ATL Ultrasound, development grant revenues from the U.S. Office of Naval Research of $5.1 million and lease financing of $1.1 million have funded our capital requirements. As of March 31, 1999, cash and cash equivalents on hand totaled $13.3 million. Subsequent to March 31, 1999, we received approximately $35.6 million, net of underwriters' fees and other offering expenses, from the public offering of 2,990,000 shares of common stock, including the exercise of the overallotment option by our underwriters. Our cash requirements have increased in recent quarters due to continued product development activities, accelerated marketing and distribution development activities and maintenance of the management and administrative infrastructure necessary to function effectively as an independent publicly owned company. As described above, our cash requirements are expected to continue to increase in 1999.

We believe that our existing cash and cash equivalents together with the net proceeds from the public offering and interest on these proceeds, in addition to anticipated product revenue, should be sufficient to fund our operations at least through 2000. However, it is difficult to accurately predict the amount of cash that we may require in the future. The amount required will depend, in part, upon factors beyond our control. Capital requirements could exceed our estimates as a result of a variety of factors. These factors include technical obstacles, delays in product development or introduction, cost overruns in research and development programs or establishing manufacturing activities, greater than anticipated administrative expenses or lower than anticipated customer demand or revenues after product introduction. From time to time, we may seek additional financing from various sources. Adequate financing may not be available on a timely basis, on favorable terms, or at all. If we are unable to meet our cash needs, we will be required to significantly alter our operating plans. Activities that may be affected could include our research and development programs, overall spending levels, marketing initiatives or product introductions. We also may be required to seek to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to aspects of our technology or products.

Year 2000 Compliance

Overview

Many computer programs were written using two, rather than four, digits to define the applicable year. Unless corrected, those systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, potentially resulting in system failures or miscalculations. This problem has been dubbed the "Year 2000 Problem." The year 2000 Problem is complex and pervasive in the general economy, as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00.

Readiness

We conducted a review of our existing information technology infrastructure and computer systems. Based on representations made by our software and hardware suppliers, we believe that our existing information technology infrastructure and computer systems are year 2000 compliant. We contacted other vendors via direct mail or the internet and, to date, have received a response from over half of those vendors, none of which noted any significant year 2000 issues. We will continue to contact new vendors throughout the year and follow-up with vendors from which we do not receive a response.

                   Page 9 of 12 sequentially numbered pages

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

Costs

To date, we have not incurred any material costs directly associated with our year 2000 compliance efforts. At this time, we cannot determine the full cost of correcting any potential year 2000 issues. The full estimated cost of correcting the year 2000 issue will be known, if possible, after we complete our initial survey of third-party vendors. We do not anticipate that these costs will be material.

Risks

In assessing the overall risks related to the Year 2000 Problem, we believe our greatest potential exposures involve development activities relating to our products. Additional areas of risk include equipment and materials that will be used in manufacturing our products and accessories, vendors providing distribution functions, and software and hardware support for these and other
administrative functions.   If the Year 2000 Problem exists in these areas, it
could significantly delay or eliminate our ability to bring our products to market, which would have a material adverse effect on our business. Because these areas of risk involve third parties, over which we have little or no control, a contingency plan for these risks does not exist and we cannot assure you that we will be able to develop one. We are not able to estimate the full cost, if any, of correcting any potential Year 2000 Problems at this time. Full estimated costs, if any, will not be known until we complete the survey and review all responses received from vendors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.


Part II:  Other Information

Item 2.  Changes in Securities and Use of Proceeds

On April 21, 1999, the Securities and Exchange Commission declared effective our registration statement on Form S-1 as filed with the Commission in connection with our public offering of common stock, par value $0.01 per share. The date of commencement of the offering was April 22, 1999. The offering was co-managed by Vector Securities International, Inc. and Prudential Securities Incorporated. Pursuant to the registration statement and a related registration statement filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended, we registered and sold an aggregate of 2,990,000 shares of common stock for a gross aggregate offering price of approximately $38.9 million. In connection with the offering, we incurred total expenses of approximately $3.3 million, including underwriting discounts and commissions of approximately $2.7 million. All of these expenses were direct or indirect payments to others and not payments to our directors or officers (or their associates) or to our affiliates or 10% shareholders. Of the approximately $35.6 million in net proceeds that we received upon consummation of the offering, approximately $1.0 million has been used to fund ongoing operations and pay offering costs. The remaining net proceeds of approximately $34.6 million have been deposited in a money market account with Chase Manhattan Bank. None of the proceeds were used as payments to our directors or officers (or their associates), or to our affiliates or 10% shareholders.

Item 5.  Other Information

The Company had previously utilized financial quarters that were based on a four-four-five week per quarter structure independent of particular calendar quarter-end

                   Page 10 of 12 sequentially numbered pages days, with any remainder being adjusted to a true year-end. For ease of financial reporting, and other related reasons, the Company now bases its financial quarters on calendar quarter-end days. The result of this change is that the Company's quarters now end on the following days: March 31, June 30, September 30 and December 31.

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

Exhibit 27   Financial Data Schedule

b)  Reports on Form 8-K

No reports on form 8-K were filed during the quarter ended March 31, 1999.

                   Page 11 of 12 sequentially numbered pages

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SonoSite, Inc.
                                       (Registrant)


Dated:  May 14, 1999                   By:   /S/ DONALD F. SEATON, III
      --------------                     -----------------------------
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