Form 10-Q
period 1999-06-30
SONOSITE INC
filed 1999-08-16
CIK 1055355

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                              ------------------

                                   FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1999

                                      or

[_]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934. For the transition period from        to


                       Commission file number   0-23791

                                SONOSITE, INC.
            (Exact name of registrant as specified in its charter)

            Washington                                 91-1405022
            ----------                                 ----------
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)


                                 P.O. Box 3020
                              North Creek Parkway
                            Bothell, WA  98041-3020
                                (425) 951-1200
  (Address and telephone number of registrant's principal executive offices)

                              ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes [X]   No [_]


As of August 10, 1999, there were 7,922,609 shares of the registrant's $.01 par value Common Stock outstanding.

                   Page 1 of 12 sequentially numbered pages

                                SONOSITE, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

                                                                                                               Page No.
                                                                                                               --------
Part I      Financial Information

Item 1.     Financial Statements (unaudited)

            Condensed Balance Sheets -- June 30, 1999 and December 31, 1998...............................         3

            Condensed Statements of Operations -- One and two quarters ended June 30, 1999 and July 3,
            1998, and period from inception through June 30, 1999.........................................         4

            Condensed Statements of Cash Flows -- Two quarters ended June 30, 1999 and July 3, 1998, and
            period from inception through June 30, 1999...................................................         5

            Notes to Condensed Financial Statements.......................................................         6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.........         7

Item 3.     Quantitative and Qualitative Disclosures about Market Risk....................................        10

Part II     Other Information

Item 2.     Changes in Securities and Use of Proceeds.....................................................        11

Item 5.     Other Information.............................................................................        11

Item 6.     Exhibits and Reports on Form 8-K..............................................................        11

            Signature.....................................................................................        12

                   Page 2 of 12 sequentially numbered pages

Part I:  Financial Information

Item 1:  Financial Statements

                                SONOSITE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                           CONDENSED BALANCE SHEETS
                                  (unaudited)

                                    ASSETS

                                                                June 30,                  December 31,
                                                                  1999                        1998
                                                              ------------                ------------
Current assets:
  Cash and cash equivalents                                   $  7,538,045                $  7,525,762
  Investment in marketable securities                           26,362,943                          --
  Receivable from ATL Ultrasound                                        --                  12,000,000
  Prepaid expenses and other current assets                        578,996                     304,599
                                                              ------------                ------------
Total current assets                                            34,479,984                  19,830,361
Investment in marketable securities                              8,236,746                          --
Property and equipment, net                                      4,312,817                   3,379,815
Other assets                                                        85,149                      80,057
                                                              ------------                ------------
Total assets                                                  $ 47,114,696                $ 23,290,233
                                                              ============                ============

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Checks drawn in excess of bank balances                     $         --                $    601,629
  Accounts payable                                                 903,631                     781,999
  Accrued expenses                                               1,945,259                   1,123,948
  Current portion of long-term obligations                         471,421                     388,795
                                                              ------------                ------------
Total current liabilities                                        3,320,311                   2,896,371

Deferred rent                                                       83,700                      79,923
Long-term obligations, less current portion                        253,006                     480,964
                                                              ------------                ------------
Total liabilities                                                3,657,017                   3,457,258

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $1.00 par value
     Authorized shares -- 6,000,000
     Issued and outstanding shares - None                               --                          --
  Common stock, $.01 par value:
     Authorized shares -- 50,000,000
     Issued and outstanding shares:
       As of December 31, 1998 -- 4,872,193
       As of June 30, 1999 - 7,884,982                              78,850                      48,722
  Additional paid-in-capital                                    76,528,903                  40,693,195
  Accumulated other comprehensive loss                             (92,800)                         --
  Deficit accumulated during development stage                 (33,057,274)                (20,908,942)
                                                              ------------                ------------
Total shareholders' equity                                      43,457,679                  19,832,975
                                                              ------------                ------------
Total liabilities and shareholders' equity                    $ 47,114,696                $ 23,290,233
                                                              ============                ============

                            See accompanying notes.

                   Page 3 of 12 sequentially numbered pages

                                SONOSITE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                                                Period from
                                               Quarter Ended                   Two Quarters Ended             February, 1994
                                       ---------------------------       -----------------------------          (inception)
                                         June 30,         July 3,           June 30,         July 3,              through
                                           1999            1998               1999            1998             June 30, 1999
                                       -----------     -----------       ------------      -----------         -------------
Grant revenue                          $        --     $   214,500       $    124,506      $   973,107         $  5,074,208

Operating expenses:
   Research and development              4,063,969       1,913,957          7,067,089        4,068,914           26,294,578
   Sales and marketing                   2,727,942         520,604          4,500,859        1,324,211            8,889,369
   General and administrative              516,418         575,696          1,211,848          837,258            3,954,529
                                       -----------     -----------       ------------      -----------         ------------
Total operating expenses                 7,308,329       3,010,257         12,779,796        6,230,383           39,138,476

Interest income, net                       397,478         219,271            506,958          219,271            1,006,994
                                       -----------     -----------       ------------      -----------         ------------
Net loss                               $(6,910,851)    $(2,576,486)      $(12,148,332)     $(5,038,005)        $(33,057,274)
                                       ===========     ===========       ============      ===========         ============

Basic and diluted net loss per share   $     (0.99)    $     (0.53)      $      (2.06)     $     (1.05)
                                       ===========     ===========       ============      ===========
Weighted average shares used in
   computation of basic and diluted
   net loss per share                    6,962,987       4,862,716          5,909,147        4,815,192
                                       ===========     ===========       ============      ===========

                            See accompanying notes.

                   Page 4 of 12 sequentially numbered pages

                                SONOSITE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                        Period from
                                                                     Two Quarters Ended                February 1994,
                                                             ---------------------------------           (inception)
                                                                June 30,             July 3,          through June 30,
                                                                  1999                1998                  1999
                                                             ------------         ------------        -----------------
Operating activities:
Net loss                                                     $(12,148,332)        $(5,038,005)          $(33,057,274)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization                                  552,723              83,317              1,097,998
   Amortization of deferred stock compensation                    192,351                  --                251,265
Changes in operating assets and liabilities:
   Increase in prepaid expenses and other current assets         (224,732)           (502,526)              (529,331)
   Increase in accounts payable                                   121,632             690,381                903,631
   Increase in accrued expenses                                   821,311             348,012              1,945,259
   Increase in deferred rent                                        3,777                  --                 83,700
                                                             ------------         -----------           ------------
Net cash used in operating activities                         (10,681,270)         (4,418,821)           (29,304,752)

Investing activities:
   Proceeds from maturity of marketable securities                500,000                  --                500,000
   Purchase of marketable securities                          (35,192,489)                 --            (35,192,489)
   Purchases of property and equipment                         (1,485,725)           (365,226)            (4,350,822)
   Increase in other assets                                        (5,092)            (76,057)               (85,149)
                                                             ------------         -----------           ------------
Net cash used in investing activities                         (36,183,306)           (441,283)           (39,128,460)

Financing activities:
   Decrease in checks drawn in excess of bank balances           (601,629)                 --                     --
   Repayment of obligations                                      (194,997)                 --               (385,231)
   Exercise of stock options                                      147,230                  --                153,958
   Proceeds from sale of common stock, net of costs            35,526,255                  --             35,526,255
   Contributions from ATL                                      12,000,000          20,491,085             40,676,275
                                                             ------------         -----------           ------------
Net cash provided by financing activities                      46,876,859          20,491,085             75,971,257

Net increase in cash and cash equivalents                          12,283                  --              7,538,045
Cash and cash equivalents at beginning of period                7,525,762                  --                     --
                                                             ------------         -----------           ------------
Cash and cash equivalents at end of period                   $  7,538,045         $15,630,981           $  7,538,045
                                                             ============         ===========           ============
Supplemental disclosure of cash flow information:
Cash paid for interest                                       $     78,479         $        --           $    119,543
                                                             ============         ===========           ============
Supplemental disclosure of non-cash investing and
 financing activities:
Equipment acquired through long-term obligations             $         --         $   732,870           $  1,059,993
                                                             ============         ===========           ============
Unrealized loss on investments                               $     92,800         $        --           $     92,800
                                                             ============         ===========           ============

                            See accompanying notes.

                   Page 5 of 12 sequentially numbered pages

                                SONOSITE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Interim financial Information

The information contained herein has been prepared in accordance with instructions for Form 10-Q. The information furnished reflects, in the opinion of SonoSite, Inc. ("SonoSite") management, all adjustments necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and two quarters ended June 30, 1999 are not necessarily indicative of our results to be expected for the entire year ending December 31, 1999 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998, included in our Annual Report on Form 10-K/A.

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

Investments

Investments are managed by a third-party investment advisor and consist of high-quality debt securities and commercial paper. The entire investment portfolio is classified as available for sale and is classified based upon management's intended liquidation date.

Risk Purchases

As part of our operations, we have permitted our manufacturer, ATL, to procure certain raw material items with long lead-times that will be used for the production of our products. If these procurements become obsolete, we would be responsible for compensating ATL for these items.

                   Page 6 of 12 sequentially numbered pages

Other Comprehensive Loss

Other comprehensive losses consist entirely of net unrealized gains and losses on investment during the quarter ended June 30, 1999. As of June 30, 1999, SonoSite had an unrealized loss of $92,800. No such gain or loss existed as of March 31, 1999 or December 31, 1998.

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

Options to purchase SonoSite shares and unvested restricted SonoSite shares issued by ATL and options issued by SonoSite after the Distribution Date which were outstanding were not included in the computations of diluted net loss per share because to do so would be antidilutive. As of June 30, 1999 and July 3, 1998, outstanding SonoSite options and unvested restricted shares issued by ATL through the Distribution totaled 276,491 and 333,871 and outstanding stock options issued by SonoSite as of June 30, 1999 and July 3, 1998, totaled 1,877,865 and 992,000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our condensed financial statements and the related notes thereto appearing in Item 1 of this report. In addition to historical information, this report contains and incorporates forward-looking statements that are based on current expectations, assumptions, estimates and projections about our industry and SonoSite. When used in this discussion, the words "expects," "anticipates," "estimates" and "intends" and similar expressions are intended to identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These statements include, but are not limited to, statements about:

  -- our ability to develop, introduce and market our products in a timely manner;
  -- market acceptance of our products;
  -- the ability of ATL Ultrasound to manufacture our products;
  -- our ability to maintain our relationship with ATL Ultrasound;
  -- our ability to provide sufficient support to our indirect sales and distribution network;
  -- future fluctuations in our operating results; and -- our future capital expenditures and capital resources.

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. The cautionary statements made in this discussion should be read as being applicable to all related forward-looking statements wherever they appear in this discussion. Reference is made to our Annual Report on Form 10-K/A for a detailed description of these and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update such forward-looking statements publicly for any reason, or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements, even if new information becomes available in the future.

                   Page 7 of 12 sequentially numbered pages

Overview

SonoSite, a development-stage enterprise, commenced operations in 1994 as a project of ATL Ultrasound. We were formed to develop the design and specifications for miniaturized ultrasound products for diagnostic imaging in a variety of clinical settings. From the time we started on this project until we became an independent company on April 6, 1998, we were organized as a separate division within ATL Ultrasound. On February 2, 1998, the ATL Ultrasound board of directors approved a plan to spin off our division as an independent publicly owned company. This transaction was completed through the tax-free distribution of one new share of SonoSite common stock for every three shares of ATL Ultrasound common stock held on April 6, 1998, and options to purchase one share of SonoSite common stock for every six shares of ATL Ultrasound common stock subject to outstanding options on April 6, 1998.

ATL Ultrasound retained no ownership in us following the spin-off. In an unrelated event, the Philips Medical Products Division of Philips Electronics, B.V. of the Netherlands acquired ATL Ultrasound later in 1998.

To date, our capital requirements have been met primarily by contributions from ATL Ultrasound in connection with our spin-off, funding from the U.S. Office of Naval Research under a U.S. Government Defense Advanced Research Projects Agency grant and net proceeds from our successfully completed public offering of 2,990,000 shares of common stock, which resulted in net proceeds of approximately $35.5 million. ATL Ultrasound's funding obligations have been met and any future grant revenue is expected to be insignificant. Future revenues will depend on product and accessory sales, which we do not anticipate until the latter part of 1999 at the earliest. At that time, we expect to have completed product development activities on our initial product platform and to be in a position to commence customer delivery of our initial ultrasound devices and accessories. We will continue to incur operating losses until our product sales generate sufficient revenue to fund our continuing operations. We may not generate sufficient revenue to fund our operations in future periods.

Results of operations

Grant revenue

In prior periods, we received grant revenue from a contract with the U.S. Office of Naval Research that was generally tied to the achievement of technological milestones. As expected, no grant revenue for the quarter ended June 30, 1999 was received. During the comparable quarter ended July 3, 1998, grant revenue was $214,500. Grant revenue for the six months ended June 30, 1999 and July 3, 1998 was $124,506 and $973,107. The decrease in grant revenue in recent periods was consistent with our expectations, as the majority of technological milestones had been achieved by the end of June 1998.

Research and development expenses

Research and development expenses for the quarter and two quarters ended June 30, 1999 were $4,063,969 and $7,067,089. In the comparable periods in 1998, we reported research and development expenses of $1,913,957 and $4,068,914. The increase in research and development expenses was primarily the result of additional personnel and personnel-related expenses and increases in product development and manufacturing expenses. We anticipate that spending levels in research and development in 1999 will remain at the second quarter level or slightly decrease over the remainder of 1999 as we complete development, design validation and verification of our first product platform, continue to develop future products and build inventory to support our anticipated product sales.

Sales and marketing expenses

Sales and marketing expenses for the quarter and six months ended June 30, 1999 were $2,727,942 and $4,500,859. In the comparable periods in 1998, we reported sales and marketing expenses of $520,604 and $1,324,211. The increase was primarily the result of increases in personnel and personnel-related expenses and increases in consulting, travel and trade show related expenditures during the second quarter of 1999 in connection with the formal launch of our product. We expect sales and marketing expenses to increase as we continue promotional activity and support our worldwide distribution network.

                   Page 8 of 12 sequentially numbered pages

General and administrative expenses

General and administrative expenses for the quarter and six months ended June 30, 1999 were $516,418 and $1,211,848. In the comparable periods in 1998, we reported general and administrative expenses of $575,696 and $837,258. The comparable quarter decrease was primarily the result of personnel being added in the general and administrative area rather than subcontracting for the traditional general and administrative functions, including accounting and finance, investor relations, human resources and information services. The increase in the comparable two quarter period was primarily the result of charges during the first quarter of 1999 relating to annual report production and circulation and costs for the annual meeting of shareholders. No such charges were incurred in the comparable period in 1998. We intend to add administrative personnel to support the research and development, manufacturing and selling and marketing activities, and, consequently, expect that general and administrative expenses will increase at a moderate rate.

Net loss

Net loss for the quarter and six months ended June 30, 1999 was $6,910,851 and $12,148,332. In the 1998 comparable periods, we reported a net loss of $2,576,486 and $5,038,005. The increase in net losses was primarily due to the increase in expenses and reduction in grant revenue as noted above. We expect to incur significant net losses in the near term as we continue research and development activities relating to our initial and next generation products, continue to establish our manufacturing processes, increase sales and marketing efforts in anticipation of product release and continue to provide necessary administrative support for increased activities throughout SonoSite.

Liquidity and Capital Resources

On April 6, 1998, the day we became an independent public company, ATL Ultrasound contributed $18.0 million in cash and was obligated, without contingency, to contribute an additional $12.0 million in cash on January 15, 1999. That payment was received on schedule. The $30.0 million cash transfer from ATL Ultrasound, development grant revenues from the U.S. Office of Naval Research of $5.1 million, lease financing of $1.1 million and net proceeds of our public offering of common stock completed in the second quarter of 1999 have
funded our capital requirements.   In April 1999, we received approximately
$35.5 million, net of underwriters' fees and other offering expenses, from our public offering of 2,990,000 shares of common stock.

As of June 30, 1999, cash and cash equivalents on hand totaled $7.5 million and investments in marketable securities totaled $34.6 million. Our cash requirements have increased in recent quarters due to continued product development, validation and verification activities, preproduction manufacturing expenditures, sales and marketing activity and activity to support our worldwide distribution network. As described above, our cash requirements are expected to continue to increase in 1999 as we build inventories, continue those activities discussed and begin to ship our first revenue products, anticipated in late 1999.

We believe that our existing cash and cash equivalents, together with interest thereon and anticipated product revenue, should be sufficient to fund our operations at least through 2000. However, it is difficult to accurately predict the amount of cash that we may require in the future. The amount required will depend, in part, upon factors beyond our control. Capital requirements could exceed our estimates as a result of a variety of factors. These factors include technical obstacles, delays in product development or introduction, cost overruns in research and development programs or establishing manufacturing activities, greater than anticipated administrative expenses or lower than anticipated customer demand or revenues after product introduction. From time to time, we may seek additional financing from various sources. Adequate financing may not be available on a timely basis, on favorable terms, or at all. If we are unable to meet our cash needs, we will be required to significantly alter our operating plans. Activities that may be affected could include our research and development programs, overall spending levels, marketing initiatives or product introductions. We also may be required to seek to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to aspects of our technology or products. Page 9 of 12 sequentially numbered pages

Year 2000 Compliance

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

Readiness

We conducted a review of our existing information technology infrastructure and computer systems. Based on representations made by our software and hardware suppliers, we believe that our existing information technology infrastructure and computer systems are year 2000 compliant. We contacted other vendors via direct mail or the internet and, to date, have received a response from over sixty percent of those vendors, none of which noted any significant year 2000 issues. We will continue to contact new vendors throughout the year and follow-up with vendors from which we do not receive a response.

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

Costs

To date, we have not incurred any significant costs directly associated with our year 2000 compliance efforts. At this time, we cannot determine the full cost of correcting any potential year 2000 issues. The full estimated cost of correcting any year 2000 issues will not be known until after we complete our initial survey of third-party vendors. We do not anticipate that these costs will be significant.

Risks

In assessing the overall risks related to the Year 2000 Problem, we believe our greatest potential exposures involve development activities relating to our products. Additional areas of risk include equipment and materials that will be used in manufacturing our products and accessories, vendors providing distribution functions and software and hardware support for these and other administrative functions. If the Year 2000 Problem exists in these areas, it could significantly delay or eliminate our ability to bring our products to market, which would have a material adverse effect on our business. Because these areas of risk involve third parties, over which we have little or no control, a contingency plan for these risks does not exist and we cannot assure you that we will be able to develop one. We are not able to estimate the full cost, if any, of correcting any potential Year 2000 Problems at this time. Full estimated costs, if any, will not be known until we complete the survey and review all responses received from vendors.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk relating to changes in interest rates which could adversely affect the value of our investments in marketable securities or increase interest expense on outstanding debt.

Our portfolio consists of interest bearing securities with maturities of less than two years. Our intent is to hold these securities until maturity, but have classified them as available-for-sale in the event of liquidation or
unanticipated cash needs.   The interest bearing securities are subject to
interest rate risk and will fall in value if market interest

                   Page 10 of 12 sequentially numbered pages rates increase. A 10% increase in market interest rates would not have a material impact on either the investment portfolio or our obligations.


Part II:  Other Information

Item 2.  Changes in Securities and Use of Proceeds

On April 21, 1999, the Securities and Exchange Commission declared effective our registration statement on Form S-1 as filed with the Commission in connection with our public offering of common stock, par value $0.01 per share. The date of commencement of the offering was April 22, 1999. The offering was co-managed by Vector Securities International, Inc. and Prudential Securities Incorporated. Pursuant to the registration statement and a related registration statement filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended, we registered and sold an aggregate of 2,990,000 shares of common stock for a gross aggregate offering price of approximately $38.9 million. In connection with the offering, we incurred total expenses of approximately $3.3 million, including underwriting discounts and commissions of approximately $2.7 million. All of these expenses were direct or indirect payments to others and not payments to our directors or officers (or their associates) or to our affiliates or 10% shareholders. Of the approximately $35.5 million in net proceeds that we received upon consummation of the offering, approximately $400,000 have been used to fund ongoing operations. Ongoing operational funding is primarily provided by funds held in short-term money market accounts that existed prior to the equity offering. The remaining net proceeds from the offering of approximately $35.2 million were deposited in a money market account with Chase Manhattan Bank and used for the purchase of high-grade marketable securities with the majority in terms of less than one year. None of the proceeds were used as payments to our directors or officers (or their associates), or to our affiliates or 10% shareholders. We plan to utilize existing money market accounts to fund ongoing operations and have structured our marketable securities to be available for operational funding in late 1999 and well into 2000.

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

  a)  Exhibits

        Exhibit 3.1   Amended and Restated Bylaws

        Exhibit  27   Financial Data Schedule

  b)  Reports on Form 8-K

No reports on form 8-K were filed during the quarter ended June 30, 1999.

                   Page 11 of 12 sequentially numbered pages

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SonoSite, Inc.
                                    (Registrant)


Dated:  August 12, 1999         By:  /S/ DONALD F. SEATON, III
                                     Donald F. Seaton III
                                     Vice President, Finance and
                                     Chief Financial Officer
                                     (Authorized Officer and Principal
                                     Financial Officer)

                   Page 12 of 12 sequentially numbered pages