Form 10-Q
period 1999-09-30
SONOSITE INC
filed 1999-11-15
CIK 1055355

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1999

                                      or

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934. For the transition period from        to


                        Commission file number 0-23791

                                SONOSITE, INC.
            (Exact name of registrant as specified in its charter)


           Washington                                          91-1405022
---------------------------------                        ----------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification Number)


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

  Yes [X]   No [ ]


As of November 8, 1999, there were 7,944,006 shares of the registrant's $.01 par value Common Stock outstanding.


                   Page 1 of 18 sequentially numbered pages

                                SONOSITE, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

                                                                                                             Page No.
                                                                                                         --------------
Part I    Financial Information

Item 1.   Financial Statements (unaudited)

          Condensed Balance Sheets -- September 30, 1999 and December 31, 1998..........................             3

          Condensed Statements of Operations -- One and three quarters ended September 30, 1999 and
          1998, and period from inception through September 30, 1999....................................             4

          Condensed Statements of Cash Flows -- Three quarters ended September 30, 1999 and 1998, and
          period from inception through September 30, 1999..............................................             5

          Notes to Condensed Financial Statements.......................................................             6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.........             7

Item 3.   Quantitative and Qualitative Disclosures about Market Risk....................................            17

Part II   Other Information

Item 6.   Exhibits and Reports on Form 8-K..............................................................            17

          Signature.....................................................................................            18


                   Page 2 of 18 sequentially numbered pages

Part I:  Financial Information

Item 1:  Financial Statements

                                SONOSITE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                           CONDENSED BALANCE SHEETS
                                  (unaudited)

                                                      ASSETS
                                                                                  September 30,              December 31,
                                                                                      1999                       1998
                                                                           -------------------------      --------------------
Current assets:
  Cash and cash equivalents                                                             $  1,027,985              $  7,525,762
  Investment in marketable securities                                                     30,430,303                        --
  Receivable from ATL Ultrasound                                                                  --                12,000,000
  Accounts receivable                                                                        726,863                        --
  Inventory                                                                                1,646,841                        --
  Prepaid expenses and other current assets                                                  540,388                   304,599
                                                                           -------------------------      --------------------
Total current assets                                                                      34,372,380                19,830,361
Investment in marketable securities                                                        2,180,688                        --
Property and equipment, net                                                                4,541,923                 3,379,815
Other assets                                                                                  97,876                    80,057
                                                                           -------------------------      --------------------
Total assets                                                                            $ 41,192,867              $ 23,290,233
                                                                           =========================      ====================

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Checks drawn in excess of bank balances                                               $         --              $    601,629
  Accounts payable                                                                         1,464,384                   781,999
  Accrued and other expenses                                                               1,618,081                 1,123,948
  Current portion of long-term obligations                                                   428,992                   388,795
                                                                           -------------------------      --------------------
Total current liabilities                                                                  3,511,457                 2,896,371

Deferred rent                                                                                 82,674                    79,923
Long-term obligations, less current portion                                                  205,093                   480,964
                                                                           -------------------------      --------------------
Total liabilities                                                                          3,799,224                 3,457,258

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $1.00 par value
    Authorized shares -- 6,000,000
    Issued and outstanding shares -- none                                                         --                        --
  Common stock, $.01 par value:
    Authorized shares -- 50,000,000
    Issued and outstanding shares:
      As of December 31, 1998 -- 4,872,193
      As of September 30, 1999 -- 7,920,347                                                   79,203                    48,722
  Additional paid-in-capital                                                              76,677,978                40,693,195
  Accumulated other comprehensive loss                                                       (52,670)                       --
  Deficit accumulated during development stage                                           (39,310,868)              (20,908,942)
                                                                           -------------------------      --------------------
Total shareholders' equity                                                                37,393,643                19,832,975
                                                                           -------------------------      --------------------
Total liabilities and shareholders' equity                                              $ 41,192,867              $ 23,290,233
                                                                           =========================      ====================

                            See accompanying notes.


                   Page 3 of 18 sequentially numbered pages

                                SONOSITE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                                                                Period from
                                                                                                               February, 1994
                                                                                                                (inception)
                                                   Quarter Ended                 Three Quarters Ended             Through
                                                   September 30,                     September 30,              September 30,
                                               1999             1998             1999            1998              1999
                                           -------------    ------------     ------------     -----------      ------------
Grant revenue                              $          --    $         --     $    124,506     $   973,107      $  5,074,208

Sales revenue                                    745,438              --          745,438              --           745,438
Cost of sales                                    507,571              --          507,571              --           507,571
                                           -------------    ------------     ------------     -----------      ------------
Gross margin on sales revenue                    237,867              --          237,867              --           237,867

Operating expenses:
  Research and development                     4,072,731       2,273,436       11,139,820       6,456,449        30,367,309
  Sales and marketing                          2,187,057         641,113        6,687,916       1,992,708        11,076,426
  General and administrative                     573,977         512,550        1,785,825       1,208,325         4,528,506
                                           -------------    ------------     ------------     -----------      ------------
Total operating expenses                       6,833,765       3,427,099       19,613,561       9,657,482        45,972,241

Interest income, net                             342,304         175,155          849,262         394,426         1,349,298
                                           -------------    ------------     ------------     -----------      ------------
Net loss                                     $(6,253,594)    $(3,251,944)    $(18,401,926)    $(8,289,949)     $(39,310,868)
                                           =============    ============     ============     ===========      ============

Basic and diluted net
 loss per share                                   $(0.79)         $(0.67)          $(2.80)         $(1.72)
                                           =============    ============     ============     ===========
Weighted average shares used
 in computation of basic
 and diluted net loss per share                7,883,109       4,862,861        6,574,365       4,830,790
                                           =============    ============     ============     ===========


                            See accompanying notes.

                   Page 4 of 18 sequentially numbered pages

                                SONOSITE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)




                                                                                                                      Period from
                                                                               Three Quarters Ended                  February 1994,
                                                                                   September 30,                      (inception)
                                                                     ----------------------------------------           through
                                                                                                                      September 30,
                                                                            1999                  1998                    1999
                                                                     ------------------     -----------------      -----------------
Operating activities:
Net loss                                                                $(18,401,926)         $(8,289,949)           $(39,310,868)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                              928,932              230,609               1,474,207
  Amortization of deferred stock compensation                                262,506                   --                 321,420
Changes in operating assets and liabilities:
  Increase in accounts receivable                                           (726,863)                  --                (726,863)
  Increase in inventory                                                   (1,646,841)                  --              (1,646,841)
  Increase in prepaid expenses and other current assets                     (235,789)            (292,880)               (540,388)
  Increase in accounts payable                                               682,385              788,061               1,464,384
  Increase in accrued and other expenses                                     494,133              900,745               1,618,081
  Increase in deferred rent                                                    2,751                   --                  82,674
                                                                     ------------------     -----------------      -----------------
Net cash used in operating activities                                    (18,640,712)          (6,663,414)            (37,264,194)

Investing activities:
  Proceeds from maturity of marketable securities                          5,345,000                   --               5,345,000
  Purchase of marketable securities                                      (38,008,661)                  --             (38,008,661)
  Purchases of property and equipment                                     (2,091,040)          (1,197,309)             (4,956,137)
  Increase in other assets                                                   (17,819)             (84,037)                (97,876)
                                                                     ------------------     -----------------      -----------------
Net cash used in investing activities                                    (34,772,520)          (1,281,346)            (37,717,674)

Financing activities:
  Decrease in checks drawn in excess of bank balances                       (601,629)                  --                      --
  Repayment of long-term obligations                                        (235,674)             (81,980)               (425,908)
  Exercise of stock options                                                  226,503                1,278                 233,231
  Proceeds from sale of common stock, net of costs                        35,526,255                   --              35,526,255
  Contributions from ATL                                                  12,000,000           20,552,261              40,676,275
                                                                     ------------------     -----------------      -----------------
Net cash provided by financing activities                                 46,915,455           20,471,559              76,009,853

Net (decrease)/increase in cash and cash equivalents                      (6,497,777)          12,526,799               1,027,985
Cash and cash equivalents at beginning of period                           7,525,762                   --                      --
                                                                     ------------------     -----------------      -----------------
Cash and cash equivalents at end of period                              $  1,027,985          $12,526,799            $  1,027,985
                                                                     ==================     =================      =================
Supplemental disclosure of cash flow information:
Cash paid for interest                                                  $    101,420          $    20,664            $    142,484
                                                                     ==================     =================      =================
Supplemental disclosure of non-cash investing and financing
 activities:
Equipment acquired through long-term obligations                        $         --          $   732,870            $  1,059,993
                                                                     ==================     =================      =================

Unrealized loss on investments                                           $     52,670         $        --            $     52,670
                                                                     ==================     =================      =================

                            See accompanying notes.


                   Page 5 of 18 sequentially numbered pages

                                SONOSITE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Interim financial Information

The information contained herein has been prepared in accordance with instructions for Form 10-Q. The information furnished reflects, in the opinion of SonoSite, Inc. ("SonoSite") management, all adjustments necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and three quarters ended September 30, 1999 are not necessarily indicative of our results to be expected for the entire year ending December 31, 1999 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998, included in our Annual Report on Form 10-K/A.

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

For periods prior to the Distribution Date, the statement of operations includes allocations for facilities and certain support services, such as engineering overhead, administration, accounting, finance, human resources and regulatory functions. The allocations were based on estimates of personnel time and effort spent by ATL on behalf of SonoSite. Management believes these allocations were made on a reasonable basis. Subsequent to the Distribution Date, items noted above were incorporated into agreements with ATL and charges were based upon actual time spent by ATL on behalf of SonoSite.

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

Risk Purchases

As part of our operations, we permitted our manufacturer, ATL, to procure certain raw material items with long lead-times that will be used for the production of our products. If these procurements become obsolete, we would be responsible for compensating ATL for these items.


                   Page 6 of 18 sequentially numbered pages

Accumulated Other Comprehensive Loss

Other comprehensive losses consist entirely of net unrealized gains and losses on investment for the period ending September 30, 1999. For the quarter ended September 30, 1999, SonoSite had an unrealized gain of $40,130 and for the three-quarters ended September 30, 1999, SonoSite had an unrealized loss of $52,670. No such gain or loss existed as of December 31, 1998.

Net Loss per Share

Basic and diluted net loss per share was computed by dividing the net loss by the weighted average shares outstanding.

Weighted average shares outstanding represent weighted average shares of SonoSite outstanding from the Distribution Date forward and, for the periods prior to the Distribution Date, weighted average shares outstanding represent ATL weighted average shares as adjusted for the exchange ratio established on the Distribution Date of one SonoSite share for every three shares of ATL. All periods presented were restated to reflect this distribution.

Options to purchase SonoSite shares and unvested restricted SonoSite shares issued by ATL and options issued by SonoSite after the Distribution Date which were outstanding were not included in the computations of diluted net loss per share because to do so would be antidilutive. As of September 30, 1999 and 1998, outstanding SonoSite options and unvested restricted shares issued by ATL through the Distribution totaled 244,994 and 327,197 and outstanding stock options issued by SonoSite as of September 30, 1999 and 1998, totaled 1,884,015 and 1,100,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our condensed financial statements and the related notes thereto appearing in Item 1 of this report. In addition to historical information, this report contains and incorporates forward-looking statements that are based on current expectations, assumptions, estimates and projections about us and our industry. When used in this discussion, the words "expects," "anticipates," "estimates" and "intends" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of numerous factors, as more fully described below under "Factors Regarding Forward-Looking Statements" and elsewhere in this Report. You should not unduly rely on these forward-looking statements, which apply only as of the date of this Report.

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

ATL Ultrasound retained no ownership in us following the spin-off. In an unrelated event, the Philips Medical Products Division of Philips Electronics, N.V. of the Netherlands acquired ATL Ultrasound later in 1998.

To date, our capital requirements have been met primarily by contributions from ATL Ultrasound in connection with our spin-off, funding from the U.S. Office of Naval Research under a U.S. Government Defense Advanced Research Projects Agency grant and net proceeds from our public offering of 2,990,000 shares of common stock, which

                   Page 7 of 18 sequentially numbered pages resulted in net proceeds of approximately $35.5 million. ATL Ultrasound's funding obligations have been met and any future grant revenue is expected to be insignificant.

Results of operations

Grant revenues

In prior periods, we received grant revenue from a contract with the U.S. Office of Naval Research that was generally tied to the achievement of technological milestones. There was no grant revenue for the quarter ended September 30, 1999 or 1998. Grant revenue for the three-quarters ended September 30, 1999 and 1998 was $124,506 and $973,107. The 1999 decrease in grant revenue was consistent with our expectations, as the majority of technological milestones had been achieved by the end of June 1998.

Sales revenue, cost of sales and gross margin on sales revenue

Sales revenue for the quarter and three-quarters ended September 30, 1999 was $745,438. Cost of sales for the same periods was $507,571. There were no such activities during the same periods in 1998. Sales of our SonoSite 180 ultrasound systems and accessories began during September 1999 and therefore our revenue, cost of sales and resulting gross margin are entirely related to September activity. Our initial gross margin of $237,867, represents an initial gross margin percentage of 32%, which is consistent with our initial expectations which included discounts and reduced pricing to stimulate market demand and lower than capacity manufacturing volumes. We expect sales revenue to increase in the future and margins to improve moderately with increased sales revenue.

Research and development expenses

Research and development expenses for the quarter and three-quarters ended September 30, 1999 were $4,072,731 and $11,139,820. In the comparable periods in 1998, we reported research and development expenses of $2,273,436 and $6,456,449. The increase in research and development expenses was primarily the result of initial development and start-up activities surrounding the manufacturing and tooling of our initial product and accessories and additional personnel and personnel-related expenses to facilitate the transition to an operating company, in particular in the manufacturing operations area. We anticipate that spending levels in research and development in 1999 will decrease slightly in the fourth quarter as a result of manufacturing overhead costs being absorbed as inventory is produced. Other research and development expenses are expected to remain stable as we proceed with our next generation of products.

Sales and marketing expenses

Sales and marketing expenses for the quarter and three-quarters ended September 30, 1999 were $2,187,057 and $6,687,916. In the comparable periods in 1998, we reported sales and marketing expenses of $641,113 and $1,992,708. The increase was primarily the result of increases in personnel and personnel-related expenses and increases in consulting, travel and trade show related expenditures in 1999 in connection with the formal launch and first sales of our SonoSite 180 system and accessories. We expect sales and marketing expenses to increase as we continue promotional activity, support our worldwide distribution network and actively create market demand for our products.

General and administrative expenses

General and administrative expenses for the quarter and three-quarters ended September 30, 1999 were $573,977 and $1,785,825. In the comparable periods in 1998, we reported general and administrative expenses of $512,550 and $1,208,325. The comparable period increases were primarily the result of additional personnel being added to support the growing development, marketing and distribution functions, including accounting and finance, investor relations, human resources and information services. We intend to add administrative personnel to support the research and development, manufacturing and selling and marketing activities, and, consequently, expect that general and administrative expenses will increase at a moderate rate.

                   Page 8 of 18 sequentially numbered pages

Net loss

Net loss for the quarter and three-quarters ended September 30, 1999 was $6,253,594 and $18,401,926. In the 1998 comparable periods, we reported a net loss of $3,251,944 and $8,289,949. The quarter to quarter increase in net losses was due to the increase in expenses as noted above. These expenses were partially offset by our gross margin on sales and investment income earned during the period. The three-quarter to three-quarter increase in net losses was due to increases in expenses and decreases in grant revenue, both of which were partially offset by our gross margin on sales and investment income. We expect to incur net losses in the near term as we continue research and development activities relating to our next generation products, establish our manufacturing processes, support and possibly increase sales and marketing efforts to stimulate market demand, support current and future customer needs and continue to provide necessary administrative support for increased activities throughout SonoSite.

Liquidity and Capital Resources

On April 6, 1998, the day we became an independent public company, ATL Ultrasound contributed $18.0 million in cash and was obligated to contribute an additional $12.0 million in cash on January 15, 1999. That payment was received on schedule. In April 1999, we received approximately $35.5 million, net of underwriters' fees and other offering expenses, from our public offering of 2,990,000 shares of common stock. The $30.0 million cash transfer from ATL Ultrasound, development grant revenues from the U.S. Office of Naval Research of $5.1 million, lease financing of $1.1 million and net proceeds of our public offering of common stock continue to fund our capital requirements.

As of September 30, 1999, cash and cash equivalents on hand totaled $1.0 million and investments in marketable securities totaled $32.6 million. Our cash requirements have increased in recent quarters due to continued product development, validation and verification activities, preproduction manufacturing expenditures, sales and marketing activity and activity to support our worldwide distribution network. As described above, our cash requirements are expected to continue to increase in 1999 as we build inventories, continue those activities discussed and support our customers and distribution network.

We believe that our existing cash and cash equivalents, together with interest thereon and product revenue, should be sufficient to fund our operations at least through 2000. However, it is difficult to accurately predict the amount of cash that we may require in the future. The amount required will depend, in part, upon factors beyond our control. Capital requirements could exceed our estimates as a result of a variety of factors. These factors include technical obstacles, strategic initiatives, delays in product shipment, cost overruns in research and development programs or manufacturing activities, greater than anticipated administrative expenses or lower than anticipated customer demand. From time to time, we may seek additional financing from various sources. Adequate financing may not be available on a timely basis, on favorable terms, or at all. If we are unable to meet our cash needs, we will be required to significantly alter our operating plans. Activities that may be affected could include our research and development programs, overall spending levels, strategic and marketing initiatives or future product and accessory introductions. We also may be required to seek to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to aspects of our technology or products.

Subsequent Event

Subsequent to September 30, 1999, we entered into a definitive agreement for the sale of 1,250,000 shares of common stock at a price of $25 per share to selected institutional and other accredited investors. Gross proceeds from this private placement are expected to be $31.25 million. The closing of this financing is expected to occur concurrently with the declaration of effectiveness of a resale registration statement relating to the shares, which has not occurred as of the filing of this document.

Year 2000 Compliance

Overview

Many computer programs were written using two, rather than four, digits to define the applicable year. Unless corrected, those systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, potentially resulting in system failures or miscalculations. This problem has been dubbed the

                   Page 9 of 18 sequentially numbered pages

"Year 2000 Problem." The Year 2000 Problem is complex and pervasive in the general economy, as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00.

Readiness

We conducted a review and tested our SonoSite 180 system and its accessories. Through our testing, which included testing of both operability and calculations, we found that our products are year 2000 compliant and we do not anticipate problems relating to the rollover to the year 2000 and beyond, including the leap year.

In addition to our products, we conducted a review of our existing information technology infrastructure and computer systems. Based on representations made by our vendors and limited testing performed, we believe that our existing information technology infrastructure and computer systems are year 2000 compliant. We also contacted other vendors via direct mail or the internet and, to date, have received a response from over eighty percent of those vendors and nearly one hundred percent of those vendors considered to be critical to our ability to continue as a going concern. None of the responses received indicated a significant year 2000 issue. We will continue to contact new vendors throughout the year and follow-up with vendors from which we do not receive a response or have defined as critical.

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

Risks

In assessing the overall risks related to the Year 2000 Problem, although we have noted no issues during our testing, we believe our greatest potential exposures involve development activities relating to our products. Additional areas of risk include equipment and materials that will be used in manufacturing our products and accessories, vendors providing distribution functions and software and hardware support for these and other administrative functions. If the Year 2000 Problem exists in these areas, it could significantly delay or eliminate our ability to bring our products to market, which would have a material adverse effect on our business. Because these areas of risk involve third parties, over which we have little or no control, we are in the process of developing a contingency plan for these risks, but cannot assure you that we will be able to develop one to address all potential issues.

Factors Affecting Forward-Looking Statements

In addition to the other information contained in this Report, you should carefully read and consider the following risk factors before purchasing our common stock. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have a limited operating history and there are numerous reasons why we may not be successful

We commenced operations as a separate company in April 1998. Prior to that, we operated as a business unit of ATL Ultrasound. We have only recently begun to ship our first products. Accordingly, we have a limited operating history and our prospects for success are difficult to determine. You should consider our business and prospects in light of the risks and uncertainties encountered by new technology companies in evaluating whether to invest in our common stock. There are many reasons why we may be unsuccessful in implementing our strategy, including:

 . any inability to manufacture our products with the quality and quantity necessary to achieve profitability;

 . our dependence on the market acceptance of a new platform for ultrasound imaging procedures;

 . our inability to achieve market acceptance of our products for any other reason;

 .  our reliance on third-party manufacturing of our products;

                   Page 10 of 18 sequentially numbered pages

 .  our need to maintain and expand distribution networks;

 .  our need to obtain governmental approvals in key foreign markets;

 .  any loss of key personnel;

 .  any inability to respond effectively to competitive pressures;

 .  any inability to manage rapid growth and expanding operations; and

 .  any failure to comply with governmental regulations.

We have a history of losses, we expect future losses and we may never be profitable

We have incurred net losses in each quarter since we started operations and have only recently begun product sales. As of September 30, 1999, we had an accumulated deficit of approximately $39.3 million, including approximately $10.3 million that was accumulated prior to our commencing operations as a separate company in April 1998. We expect to incur substantial additional expenses in the future as we continue to conduct research and development efforts on newer generation products and increase sales and marketing efforts on our recently released first generation products. We will need to generate significant additional revenues in the future before we will be able to achieve and maintain profitability. Our business strategies may not be successful and we may not be profitable in any future period. If we do become profitable, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

Demand for our products may fluctuate, is subject to numerous uncertainties and may not support a profitable business

Our products represent a new platform for ultrasound imaging procedures and we have only sold our products in limited quantities. The market for hand-carried, high-performance ultrasound devices is new and largely untested. We do not know the rate at which physicians or other healthcare providers will adopt our products or the rate at which they will purchase them in the future. Acceptance of our products by physicians, including physicians who do not currently use ultrasound, is essential to our success and may require us to overcome resistance to a new platform for ultrasound imaging. Use of our products will require training for physicians who currently do not use ultrasound imaging instruments. The time required to complete such training may be substantial and could result in a delay or decrease in market acceptance. Currently, patients requiring an ultrasound examination are generally referred to a centralized testing location. Radiologists and other specialized providers of ultrasound at these locations may have an incentive to discourage market acceptance for our products in order to maintain these referrals.

Physicians and other healthcare providers will not purchase our products unless they determine that they are preferable to other means of obtaining an ultrasound examination and that the benefits to the patient and physician outweigh the costs of purchasing our products. This determination will depend on our products' image quality, cost-effectiveness, ease of use, reliability and portability. Furthermore, acceptance of our products by physicians and other healthcare providers may be more difficult if they are unable to obtain adequate reimbursement from third-party payors for tests performed using our products. In addition, while we have priced our products to be competitive in the marketplace for lower-end ultrasound machines, our pricing policies could limit market acceptance compared to competing products or alternative testing methods.

We rely on ATL Ultrasound for manufacturing our products and any interruption or delay at ATL Ultrasound could harm our business

We have contracts with ATL Ultrasound for manufacturing services for all of our ultrasound products. These services are critical to our ability to deliver our products to customers. ATL Ultrasound may be unable to provide all the manufacturing capacity we will need to meet our planned objectives. Although we believe that we will ultimately develop alternative sources for the services provided by ATL Ultrasound, we may lose future sales and incur additional expenses as a result of any interruption or delay by ATL Ultrasound in manufacturing our products. Additionally, ATL Ultrasound has the right to terminate our manufacturing contract on 180 days' notice.

                   Page 11 of 18 sequentially numbered pages

We intend to assume some or all of the manufacture and assembly of our products but we have no manufacturing experience or capability

Within the next two years, we intend to assume some or all of the manufacture and assembly of our products. To do so, we will be required to develop our own manufacturing capability. We may be unable to comply with regulations applicable to manufacturers of ultrasound devices or manufacture our products at a cost or in quantities necessary to achieve or maintain profitability. In addition to compliance with regulatory requirements, we may encounter difficulties in scaling up production of our products, including problems involving manufacturing yields, quality control and assurance and shortages of qualified personnel. We will also need to effectively manage raw material inventories to minimize shortages that would disrupt manufacture. We have no experience with manufacturing and assembly and we may be unable to successfully meet these challenges.

If our third-party vendors fail to supply us with the highly specialized parts and other components we need for our products, we will be unable to effectively ship our products

We depend on third-party vendors to supply highly specialized parts, such as custom-designed integrated circuits and some transducer components. These vendors may experience difficulty in manufacturing these parts, or in meeting our high quality standards. In addition, these parts generally have long order lead times which restrict our ability to respond quickly to changing market conditions. If we are required to switch vendors, the manufacture and delivery of our products could be interrupted for an extended period. We also rely on third party vendors to supply essential parts and components that are in high demand in other industries such as electronics manufacturing and telecommunications equipment manufacturing. Our ability to manufacture and deliver products in a timely manner could be harmed if these vendors fail to maintain an adequate supply of these components.

We depend on single-source vendors for some of our components which may be difficult and costly to replace

We depend on single-source vendors for some key components for our products, including custom-designed integrated circuits, image displays, batteries, capacitors and transformers. There are relatively few alternative sources of supply for some of these components. While these vendors have generally produced our components with acceptable quality, quantity and cost in the past, they have experienced periodic problems that have caused us delays in production. To date these problems have not been material. These suppliers may be unable to meet our future demands or may continue to experience quality and specification problems which might cause us to experience delays, incur additional costs and possibly miss customer deliveries. Establishing additional or replacement suppliers for these components may take a substantial amount of time. If we have to switch to a replacement vendor, the manufacture and delivery of our products could be interrupted for an extended period.

Our future success could be impaired if the perception of our products is based on any early performance problems

We will not succeed unless the marketplace is confident that we can provide quality products and deliver them in a timely manner. We have only recently begun to ship our products. If these initial shipments fail to perform as advertised or if they are perceived as being difficult to use or causing discomfort to patients, the public image of our products may be impaired. Public perception may also be impaired if we fail to deliver our products in a timely manner due to difficulties with our suppliers and vendors or due to our inability to efficiently manufacture and assemble products in-house. A tarnished reputation could result in the failure of our products to gain market acceptance even after any quality or delivery problems are resolved.

We may be unable to manage our growth, which could strain our resources and impair our ability to deliver our products

We expect significant growth in all areas of operations as we develop and market our products. We will need to add personnel and expand our capabilities, which may strain our existing management, operational, financial and other resources. To compete effectively and manage future growth, we must

 .  accurately forecast demand for our products;

 .  train, manage and motivate a growing employee base; and

                   Page 12 of 18 sequentially numbered pages

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

Our quarterly operating results are uncertain and may fluctuate significantly, which could impair the value of your investment

Our future operating results will depend on numerous factors, many of which we do not control. Changes in any or all of these factors could cause our operating results to fluctuate and increase the volatility of our stock. Some of these factors are

 .  demand for our products;

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

The market for ultrasound imaging products is highly competitive and we may be unable to compete effectively

The existing market for ultrasound imaging products is well established and intensely competitive. In addition, we are seeking to develop new markets for our hand-carried ultrasound imaging products. In response, we expect competition to increase as potential and existing competitors begin to enter these new markets or modify their existing products to compete directly with ours. Our primary competitors have

 .  better name recognition;

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

We have limited sales and marketing experience and rely on an indirect sales and distribution network to sell our products which we may be unable to successfully maintain or replace

We have limited sales and distribution capabilities and have established an indirect sales and distribution network to sell our products domestically and internationally. Our future revenue growth will depend in large part on our success in maintaining and expanding these indirect sales and distribution channels. We depend on these distributors to help promote market acceptance and demand for our products. We may elect to develop our own direct sales and distribution capabilities in the future or we may be required to do so if we fail to maintain or expand our existing

                   Page 13 of 18 sequentially numbered pages third-party distribution network. Developing our own direct sales and distribution capabilities will be expensive and time-consuming. We may be unable to develop our own distribution capabilities in a timely manner, if at all, which would have an adverse effect on our ability to sell our products.

Many of our third-party distributors will be in the business of distributing other, sometimes competing, medical products. As a result, our products may not receive the resources and support required within this network to meet our sales objectives.

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

If we do not retain key employees and attract additional highly skilled employees, we will not be successful

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

We may be unable to adequately protect our intellectual property rights, which could harm our business

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

We cannot be sure that our pending patent applications will result in issued patents. In addition, our issued patents or pending applications may be challenged or circumvented by our competitors. Policing unauthorized use of our intellectual property will be difficult and we cannot be certain that we will be able to prevent misappropriation of our technology, particularly in countries where the laws may not protect our proprietary rights as fully as in the United States.

Our products may infringe on the intellectual property rights of others which could subject us to significant liability

Many of our competitors in the ultrasound imaging business hold issued patents and have filed, or may file, patent applications. Our competitors may claim our technology or products infringe upon the technology covered by these patents or patent applications. Any such claims, with or without merit, could

 .  be time-consuming to defend;

 .  result in costly litigation;

 .  divert management's attention and resources;

 .  cause product shipment delays;

 .  require us to enter into royalty or licensing agreements;

 .  prevent us from manufacturing or selling some or all of our products; or

 .  result in our liability to one or more of these competitors.

                   Page 14 of 18 sequentially numbered pages

If a third party makes a successful claim of patent infringement against us, we may be unable to license the infringed or similar technology on acceptable terms, if at all.

Our products may become obsolete

Our competitors may develop and market ultrasound products that render our products obsolete or noncompetitive. In addition, although diagnostic ultrasound imaging products may have price and/or performance advantages over competing medical imaging equipment, such as computed tomography and magnetic resonance imaging, any price or performance advantages may not continue. Our products could become obsolete or unmarketable if other products utilizing new technologies are introduced or new industry standards emerge. As a result, the life cycles of our products are difficult to estimate. To be successful, we will need to continually enhance our products and to design, develop and market new products that successfully respond to any competitive developments. In addition, because our products are based on a single platform, we may be more vulnerable to adverse events affecting the healthcare industry generally, and the medical ultrasound market specifically, than we would be if we offered products based on more than one platform.

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

Governmental regulation of our business could prevent us from introducing new products in a timely manner

All of our planned products and our manufacturing activities and the manufacturing activities of our third-party medical device manufacturers are subject to extensive regulation by a number of governmental agencies, including the U.S. Food and Drug Administration and comparable international agencies. We and such third-party manufacturers are or will be required to

 .  undergo rigorous inspections by domestic and international agencies;

 . obtain the prior approval of these agencies before we can market and sell our products; and

 .  satisfy content requirements for all of our sales and promotional materials.

Compliance with the regulations of these agencies may delay or prevent us from introducing new or improved products. We may be subject to sanctions, including the temporary or permanent suspension of operations, product recalls and marketing restrictions, if we fail to comply with the laws and regulations pertaining to our business. Our third-party medical device manufacturers may also be subject to the same sanctions and, as a result, may be unable to supply our products.

We need to establish international markets for our products and our prospects of doing so successfully are uncertain

Our current business strategy depends on our ability to establish international markets for our products. We will need to devote significant management attention and financial resources to obtain any necessary foreign governmental approvals. International sales are subject to inherent risks, including

 .  the costs of localizing products for foreign markets;

 . longer receivables collection periods and greater difficulty in receivables collection, as compared to those experienced in the United States;

 .  reduced protection for intellectual property rights in some countries;

                   Page 15 of 18 sequentially numbered pages

 .  fluctuations in the value of the U.S. dollar relative to other currencies;
   and

 .  delays or failures in obtaining necessary regulatory approvals.

We may face product liability and warranty claims which could result in significant costs

The sale and support of our products entails the risk of product liability or warranty claims, such as those based on claims that the failure of one of our products resulted in a misdiagnosis. The medical instrument industry in general has been subject to significant medical malpractice litigation. We may incur significant liability in the event of such litigation. Although we maintain product liability insurance, we cannot be sure that this coverage is adequate or that it will continue to be available on acceptable terms, if at all.

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

We may require additional funding to satisfy our future capital expenditure needs and our prospects of obtaining such funding are uncertain

Our future revenues may not be sufficient to support the expenses of our operations and the expansion of our business. We may therefore need additional equity or debt capital to finance our operations as we develop our products and expand our sales internationally. To date, our capital requirements have been met primarily by the sale of equity, contributions by ATL Ultrasound in connection with our spinoff and by grant revenue from the U.S. Office of Naval Research under a U.S. Government Defense Advanced Research Projects Agency grant. ATL Ultrasound's funding obligations have been met and any future grant revenue is expected to be immaterial. As such, if we need additional financing we would need to explore other sources of financing, including public equity or debt offerings, private placements of equity or debt and collaborative or other arrangements with corporate partners. Financing may not be available when needed or may not be available on acceptable terms. If we are unable to obtain financing, we may be required to delay, reduce or eliminate some or all of our research and development and/or sales and marketing efforts.

Our stock price has been and is likely to continue to be volatile

The market price for our common stock and for securities of medical technology companies generally has been volatile in the past and is likely to continue to be volatile in the future. If you decide to purchase our shares, you may not be able to resell them at or above the price you paid due to a number of factors, including

 .  actual or anticipated variations in quarterly operating results;

 .  the loss of significant orders;

 .  changes in earnings estimates by analysts;

 . announcements of technological innovations or new products by our competitors;

 .  changes in the structure of the healthcare financing and payment systems;

 .  general conditions in the medical industry; and

 . significant sales of our common stock by one or more of our principal shareholders.

Our restated articles of incorporation, our bylaws, Washington law and some of our agreements contain provisions that could discourage a takeover that may be beneficial to shareholders

There are provisions in our restated articles of incorporation, our bylaws and Washington law that make it more difficult for a third party to obtain control of SonoSite, even if doing so would be beneficial to our shareholders. Additionally, the acquisition of SonoSite may be made more difficult or expensive by the following:

                   Page 16 of 18 sequentially numbered pages

 . a provision in our license agreement with ATL Ultrasound requiring a significant cash payment to ATL Ultrasound upon a change in control of SonoSite;

 .  a shareholder rights agreement; and

 . acceleration provisions in benefit plans and change-in-control agreements with all of our employees.

The "Year 2000" problem could disrupt our business

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk relating to changes in interest rates which could adversely affect the value of our investments in marketable securities or increase interest expense on outstanding obligations.

Our portfolio consists of interest bearing securities with maturities of less than two years. Our intent is to hold these securities until maturity, but have classified them as available-for-sale in the event of liquidation or unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. A 10% increase in market interest rates would not have a material impact on either the investment portfolio or our obligations.


Part II:  Other Information

Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits

          Exhibit 27   Financial Data Schedule

     b)  Reports on Form 8-K

No reports on form 8-K were filed during the quarter ended September 30, 1999.

                    Page 17 of 18 sequentially number pages

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SonoSite, Inc.
                                    (Registrant)


Dated: November 12, 1999            By:  /S/ DONALD F. SEATON, III
                                         Donald F. Seaton III
                                         Vice President, Finance and
                                         Chief Financial Officer
                                         (Authorized Officer and Principal
                                         Financial Officer)

                   Page 18 of 18 sequentially numbered pages