Form 10-K
period 1999-12-31
SONOSITE INC
filed 2000-03-30
CIK 1055355

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON D.C.  20549
                             _____________________

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

          SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     (X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the year fiscal year ended December 31, 1999

     ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from     to

                        Commission file number 0-23791

                                SONOSITE, INC.

            (Exact name of registrant as specified in its charter)

          Washington                                    91-1405022
--------------------------------------------------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)


                           19807 North Creek Parkway
                            Bothell, WA  98011-8214
                                (425) 951-1200

  (Address and telephone number of registrant's principal executive offices)
                             _____________________

          Securities registered pursuant to Section 12(b) of the Act:


      Title of each class                 Name of exchange on which registered
      -------------------                 ------------------------------------
            None                                     Not applicable

          Securities registered pursuant to Section 12(g) of the Act:
                         Common stock, $0.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   (X)   No   ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sale price of the registrant's Common Stock on March 23, 2000, as reported on the Nasdaq National Market, was $290,107,597.

As of March 23, 2000, there were 9,320,726 shares of the registrant's Common Stock outstanding.

Portions of the registrant's Proxy Statement relating to its 2000 annual meeting of stockholders are incorporated by reference into Part III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the registrant's fiscal year ended December 31, 1999.

                                SONOSITE, INC.

                          ANNUAL REPORT ON FORM 10-K

                                   CONTENTS

                                                                        Page No.
                                                                        --------
PART I..................................................................     1
          Item 1.   Business............................................     1
                    Factors Affecting our Operating Results, Our
                    Business and Our Stock Price........................    14
          Item 2.   Properties..........................................    24
          Item 3.   Legal Proceedings...................................    24
          Item 4.   Submission of Matters to a Vote of Security Holders.    24

PART II.................................................................    25
          Item 5.   Market for Registrant's Common Equity and Related
                      Stockholder Matters...............................    25
          Item 6.   Selected Financial Data.............................    26
          Item 7.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...............    27
          Item 7A.  Quantitative and Qualitative Disclosures About
                      Market Risk.......................................    30
          Item 8.   Financial Statements and Supplementary Data.........    31
          Item 9.   Changes in and Disagreements With Accountants on
                      Accounting and Financial Disclosure...............    51

PART III................................................................    52
          Item 10.  Directors and Executive Officers of the Registrant..    52
          Item 11.  Executive Compensation..............................    52
          Item 12.  Security Ownership of Certain Beneficial Owners and
                      Management........................................    52
          Item 13.  Certain Relationships and Related Transactions......    52
          Item 14.  Exhibits, Financial Statement Schedules, and Reports
                      on Form 8-K.......................................    53

                                     PART I

Item 1.   Business

     Our disclosure and analysis in this report contain some forward-looking statements. When used in the discussion, the words "believes," "expects," "intends," "anticipates" and similar expressions are intended to identify forward-looking statements, but the absence of such statements does not mean that a statement is not forward-looking. Such statements include, but are not limited to, statements about our plans objectives, expectations and intentions and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expected or implied by these forward-looking statements. See "Factors Affecting our Operating Results, Our Business and Our Stock Price." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. SonoSite undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrences of unanticipated events. Readers are urged, however, to review the factors set forth in reports we file from time to time with the Securities and Exchange Commission.

Overview

     SonoSite is a leader in the design, development and commercialization of miniaturized, high-performance, digital ultrasound imaging devices. We received
Section 510(k) clearance to market our first products, the SonoSite 180/TM/ highly portable ultrasound machine, the C60 curved-array abdominal transducer and the ICT intra-cavital transvaginal transducer, in May 1999, and began commercial shipments in September 1999. The SonoSite 180/TM/, together with one transducer, weighs only 5.4 pounds and generates high-quality images comparable to those produced by larger, more expensive ultrasound machines. We believe our products expand access to high-quality ultrasound imaging by targeting the replacement market for lower-priced ultrasound machines characterized by low-quality images. In addition, the SonoSite 180/TM/ makes high-quality ultrasound imaging available as a diagnostic tool to physicians at the point of care, enabling physicians to bring ultrasound directly to the patient, instead of requiring referral to an ultrasound specialist. Our initial products target obstetricians and gynecologists who currently use ultrasound imaging within a well-established reimbursement framework as well as radiologists and emergency medicine physicians for whom the use of ultrasound is a recognized clinical advantage. We intend to introduce subsequent products, based on the SonoSite 180 platform, which will be designed to target markets for ultrasound in clinical specialties such as cardiology, emergency medicine, vascular medicine and internal medicine.

     Physicians utilize ultrasound imaging as an effective tool for the noninvasive visual examination of soft tissue. However, they do not have immediate point-of-care access to high-quality ultrasound imaging due to the cost, size and complexity of existing high-quality ultrasound machines. These machines are typically operated in centralized locations by specialists who produce ultrasound images on a referral basis. We believe that our products put the power of high-quality ultrasound imaging directly in the hands of the front-line physicians who have utilized ultrasound as part of their diagnostic procedures but either outsourced ultrasound imaging or have been required to rely on lower-quality ultrasound imaging performed at the point of care. We believe our products offer the following advantages:

     . easy-to-use, affordable, highly portable, high-quality ultrasound imaging at the point of care;

     . physicians can use ultrasound imaging more frequently to identify earlier those patients requiring more comprehensive diagnostic procedures or specialist intervention;

     . physicians can improve patient healthcare by beginning any required treatments earlier;

     . patients will not experience the "waiting trauma" associated with the delay in obtaining ultrasound image results conducted on a referral basis; and

     . for symptomatic patients, physicians can utilize existing reimbursement codes.

     Just as personal computers enabled the effective use of computing power beyond the mainframe computer and computer technicians, we believe our devices will enable the expanded use of high-quality ultrasound imaging by front-line physicians and in new clinical settings.

     According to industry sources, the annual worldwide market for all ultrasound imaging devices is approximately $2.7 billion and growing between 4% and 6% annually. Initially, we are targeting our products at current users of ultrasound imaging who purchase lower-end ultrasound machines and are attracted to the high image quality and low cost of our products. We estimate that this segment represents approximately 22% of the existing market or $590 million annually. In addition, we are finding that our products are attractive to physicians, such as cardiologists and emergency medicine physicians who seek portable ultrasound imaging with high image quality. We believe that our products are also attractive to physicians such as gynecologists, internists and pediatricians who currently outsource ultrasound imaging because existing high-performance devices are too costly and difficult to use.

     We entered into distribution agreements covering the United States and more than 50 other countries. In late 1999, to more effectively address the large institutional buyers of medical products in the United States, we decided to utilize a direct sales force by contracting with a third party. These large institutional buyers include large hospitals, managed care organizations and the various departments of the military. We expect to utilize this direct sales force of more than 25 trained sonographers at least through 2000.

     We were formerly the handheld ultrasound device division of ATL Ultrasound, Inc., a leader in high-end, digital ultrasound machines. We were spun off as a separate Washington corporation in April 1998 to focus on further development and commercialization of high-performance, miniaturized ultrasound devices. Our products are based on research and development begun at ATL Ultrasound twelve years ago. Most of the key engineers responsible for the development of our technology at ATL Ultrasound joined SonoSite. Under an agreement with ATL Ultrasound, we have exclusive rights through 2003 to use all applicable ATL Ultrasound technology in the area of miniaturized digital ultrasound imaging. In addition, ATL Ultrasound agreed to manufacture our products through 2003; however, we intend to transfer some of the manufacturing of our products to other third parties and assume some of the manufacturing ourselves during that time.

Industry Background

  The Use of Ultrasound Imaging

     Medical imaging has been an important element of medical diagnosis since the introduction of X-ray technology. As imaging technology advanced in recent decades, applications of medical imaging expanded to address increasingly complex disease states and conditions involving soft tissues and internal body organs. While X-ray technology is the dominant method used for visual analysis of hard tissue such as bone material, the most widely used imaging methods for visual analysis of soft tissues and organs include computed tomography (CT), magnetic resonance imaging (MRI), nuclear medicine, X-ray angiography and ultrasound. Each method of soft tissue imaging requires specialized equipment and has different patterns of use and applications. A physician selects the soft tissue imaging method to be used based on a variety of factors, including:

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

     Ultrasound systems use low-power, high-frequency sound waves emitted by a transducer to produce soft tissue images. The physician places the transducer on the skin or in a body cavity near the targeted area. Tissues and fluids reflect these sound waves and the transducer detects these reflections. Based on these reflections, the ultrasound system's beamformer organizes the sound waves and produces an image for visual examination, using digital or analog signal processing or a combination of the two. Digital signal processing technology allows an ultrasound device to process greater amounts of information. As such, digital ultrasound machines produce higher resolution images than analog and analog/digital ultrasound machines.

     Standard ultrasound imaging produces a two-dimensional image that physicians use to diagnose and monitor disease states and conditions by analyzing the relative shading of tissues or organs. This is known as grayscale imaging, or two-dimensional imaging when used in cardiology applications. Color power Doppler ultrasound imaging expands standard ultrasound imaging to enable physicians to image the direction and velocity of blood flow through the body, including the chambers and valves of the heart.

     Physicians currently use ultrasound imaging in a variety of clinical applications. In addition to obstetric and gynecological applications, ultrasound imaging is increasingly used in cardiac imaging. Ultrasound imaging for cardiac function indications, otherwise known as echocardiography, provides the physician an enhanced real-time image of the internal heart structure, including the valves and chambers. The physician uses this image to diagnose coronary artery disease, valvular disease and congenital heart defects. In vascular medicine, physicians determine the presence of a disease state or condition using color power Doppler ultrasound to image blood flow in soft tissues, organs and the vascular system.

  Limitations of Current Ultrasound Technology

     Users of ultrasound imaging have traditionally faced a tradeoff between image quality on the one hand and price and portability on the other. High-performance machines are based on digital signal processing technology and provide a high-quality image, but they require a large capital investment of greater than $100,000 plus significant operating costs. These ultrasound machines typically weigh approximately 200-300 pounds and require specially trained technologists to operate them. Ultrasound machines based on the less precise analog/digital hybrid imaging technology are less expensive, but they suffer from poorer image quality. They are not easily portable and cost from $30,000 to $100,000. "Luggable" analog ultrasound machines have even lower prices, but they suffer from poor image quality that limits their diagnostic utility.

     Advances in technology have greatly improved the image quality of ultrasound systems and substantially increased their diagnostic utility, resulting in the growth in the use of ultrasound. However, prior to our products being available, high-quality images have only been able to be produced by large, high-performance, digital ultrasound systems. Because of the high cost, size and complexity of these systems, ultrasound imaging is generally performed in diagnostic imaging centers and radiology departments in hospitals. These imaging centers typically have several high-performance ultrasound systems operated by a team of specially trained technologists and radiology specialists who interpret the ultrasound images. Patients requiring ultrasound imaging are generally referred to these centers. This traditional referral model for ultrasound imaging results in significant disadvantages for physicians and their patients. The physicians who make these referrals lose reimbursement income and relinquish control of their patients during primary diagnosis. The patient must schedule a separate appointment for the ultrasound imaging procedure, travel to the diagnostic center and experience the inconvenience and uncertainty of a delayed primary diagnosis.

     We believe patient care is significantly improved if high-quality ultrasound imaging is readily available at the point of care. We believe that early diagnosis will prove to be beneficial clinically and economically. In addition, physicians can easily and more frequently monitor patient progress during subsequent office visits, readily obtaining the information necessary to enable more timely adjustments to treatment. Patient care also can be improved significantly if high-quality ultrasound imaging is available in settings where the use of high-end ultrasound systems generally is not feasible due to their high cost, complexity of operation and limited portability. These unserved or underserved settings have included emergency rooms and vehicles, athletic arenas, battlefields and even the patient's bedside.

The SonoSite Solution

     In much the same way that today's personal computers provide the computing power of earlier-generation mainframe computers, we believe our products achieve the high-quality imaging performance of existing, larger ultrasound machines on a highly portable, generally more affordable platform. Our products feature high-quality, digitally formed imaging comparable to that generated by larger, significantly more expensive ultrasound machines in a handheld device that is easy to use. We believe our products offer the following advantages to physicians and their patients:

High-Quality             Our products break out of the traditional continuum of ultrasound systems
 Ultrasound              where cost and size are directly related to image quality.  We possess
 Imaging in an           proprietary technology in three important areas:  (1) custom-designed
 Affordable              computer chips that achieve high performance while enabling reduced size and
 Handheld Device         power consumption, (2) process technology that allows the production of transducers with performance comparable to high-performance devices at significantly reduced costs, and (3) ergonomic and design-engineering advances that enable physicians to use our products with little effort and training and to integrate our products into their existing workflow.

Substantial Value for    For current diagnostic ultrasound procedures with established third-party
 Existing Users of       reimbursement codes, our products provide a low-cost, high-quality
 Ultrasound Imaging      alternative.  For example, our first product, the SonoSite 180/TM/, includes in its target markets the gynecologists and obstetricians who together currently perform 12.3 million ultrasound procedures annually in the United States, typically using large, more expensive ultrasound machines.

Substantial              The combination of the portability, ease of use and quality of our products
 Opportunity to Expand   allows physicians to perform established ultrasound examinations more
 Uses of Ultrasound      routinely.  The SonoSite 180/TM/ can be used in the gynecology market, where we
 Imaging                 believe ultrasound imaging has been traditionally underutilized due to the high cost and low availability of high-quality imaging.  For example, gynecologists are now able to perform a transvaginal ultrasound procedure as part of a patient's routine pelvic examination to obtain valuable visual information.  Our products also facilitate the use of ultrasound in other clinical settings that benefit from point-of-care imaging, such as cardiology, emergency medicine and internal medicine.

Improved Patient Care    Our products enable physicians to deliver immediate primary diagnosis by
 Through Earlier         avoiding the delay associated with the referral of ultrasound imaging
 Diagnosis               procedures.  The immediate primary diagnosis results in earlier detection and treatment cycles when appropriate.  In addition, the reduced time to diagnosis can substantially reduce the inconvenience and uncertainty resulting from the delay in obtaining ultrasound imaging results.

Superior Efficiency      Our products enable physicians and healthcare providers to (1) reduce the use
 for Healthcare          of downstream ultrasound referral services, (2) shorten patient care cycle
 Providers               times, and (3) increase the quality of patient care.  Front-line physicians can use our products to reduce the number of patients unnecessarily referred for additional testing.  In addition, healthcare organizations can use our products to increase their diagnostic imaging capacity at low incremental cost, without expanding existing facilities and personnel.  As a result, these organizations are able to more efficiently use their existing labor pools related to the delivery of ultrasound services.

Strategy

     Our objective is to maintain our position as a leader in the design, development and successful commercialization of miniaturized, high-performance, digital ultrasound imaging devices. To achieve this objective, we developed a strategy with the following key elements:

Capitalize on Our        We intend to build on the significant technological lead we achieved in
 Technology              developing miniaturized, high-performance, digital ultrasound devices.  Our
 Advantage               proprietary technology is the subject of three issued and several pending patents.  We intend to utilize our advantage in blending ultrasound performance, size and cost to develop additional, innovative products for new and existing markets and applications.

Position Our Products    Our strategy is to penetrate existing markets by positioning our products as
 as a Superior Value     a superior value alternative to both lower-priced machines that lack high
 Alternative to          image quality and higher-priced machines that lack portability and ease of
 Existing Ultrasound     use.  To facilitate early and rapid market acceptance, we targeted our
 Products                initial products for traditional use within existing clinical applications for ultrasound imaging, including:

                         .  gynecology and obstetrics;
                         .  cardiology; and
                         .  radiology.

Offer Customized         We offer customized education programs to help teach physicians not currently
 Education to Increase   utilizing ultrasound imaging various clinical applications of our products.
 Number of Users of      We are working with clinical opinion leaders to demonstrate and communicate
 Ultrasound Imaging      the efficacy and cost-effectiveness of our ultrasound technology.  We are targeting physicians that can benefit from our products, including:

                         .  emergency medicine physicians;
                         .  general practitioners;
                         .  sports orthopedists;
                         .  general and specialty surgeons; and
                         .  gastroenterologists.

Establish Strategic      We formed strategic partnerships with companies in established positions and
 Partnerships in Key     with distribution channels in clinical segments where our products and
 Clinical Segments       proprietary technology may benefit new users.  These clinical segments currently include cardiology and may in the future include surgery, emergency medicine and gastroenterology.

Utilize Outside          We are using ATL Ultrasound to initially manufacture our products.  This
 Manufacturing           relationship enables us to benefit from ATL Ultrasound's ultrasound
 Expertise               production expertise and manufacturing facilities that comply with
                         International Standards Organization (ISO) requirements.  This arrangement also reduced risks and capital costs in 1999 during the start-up phase of our first products.  We intend to continue to outsource selected manufacturing functions to recognized leaders in those functions and focus our operational activities on a limited number of customer service and order management functions.

Expand Domestic Sales    We are beginning to use a direct, contracted sales force to target the large
 Effort With Direct      hospital, managed care and military markets in the United States.  The sales
 Presence                representatives are trained sonographers who are able to effectively demonstrate our product performance to this large and important market.

Leverage Third-Party     We established alliances with leading independent medical equipment
 Distribution            distributors.  We are utilizing their expertise to reach both customary
 Capabilities            purchasers of ultrasound systems and a wide variety of medical practitioners who do not currently use ultrasound imaging.

Our Products

  SonoSite 180/TM/, SonoHeart/TM/, C60 transducer, ICT transducer and C15 transducer

     General Specifications. These products consist of a handheld display unit comprised of an integrated color display and control panel, the SonoSite 180/TM/ or the SonoHeart/TM/, together with the application-specific transducer, either the C60 for abdominal imaging, the ICT for intra-cavital imaging or the C15 transducer for cardiac imaging. The SonoSite 180/TM/ and the SonoHeart/TM/ display units are comprised of the same hardware platform. These display units are able to store 50 images in memory and allow cine storage of a limited number of motion images, a diagnostic capability that is used in many ultrasound exams, including obstetrics and cardiology. The SonoSite 180/TM/ and SonoHeart/TM/ contain numerous clinically useful diagnostic capabilities including two dimensional and color power Doppler imaging and a proprietary auto-focus capability that enables the user to quickly complete the ultrasound exam. These products can be powered by conventional alternating current or by an 11.1-volt rechargeable lithium ion battery, which will operate the machine for two to four hours of normal clinical use.

     SonoSite 180/TM/ and SonoHeart/TM/. Our handheld display units weigh less than five pounds and measure 13 inches long, 7.5 inches wide and 2.5 inches thick. The display unit houses circuitry built around four custom Application Specific Integrated Circuit ("ASIC") designs and circuitry with digital signal processing that can generate up to 100 image frames per second. These real-time images can be transmitted to industry-standard monitors and printers or shown on the five-inch articulated high-resolution liquid crystal display panel that is integrated in the display unit. Imaging functions are controlled through a small alphanumeric keyboard immediately below the display panel and a navigational 'trackball.' We use injection-molded plastic for the outer shell of the display unit and its built-in handle. We designed the display unit to be durable, visually appealing and easy to handle.

     Transducers. We offer a variety of transducers that are specific to particular clinical applications, including the C60 abdominal transducer, the ICT intra-cavital transducer and the C15 cardiac transducer.
The C60 is a 60-millimeter 2-5 megaHertz curved array broadband transducer for general abdominal and obstetrics applications. The ICT is an 11 millimeter 4-7 megaHertz broadband transducer for gynecological ultrasound scanning. The C15 is a 15 millimeter 2-4 megaHertz broadband transducer for transthoracic scanning. ATL ultrasound manufactures the C60 and ICT on our behalf using a SonoSite proprietary manufacturing process that lowers manufacturing costs compared to traditional transducer-production techniques. We believe that this new process also increases the acoustic capability of the transducer in the important area of contrast resolution. The C15 is outsourced to another independent OEM transducer-manufacturing company. Each transducer is attached to the display unit by a cable with an innovative, compact, pinless connecting device. This connecting device reduces the weight of the transducer and cable assembly and allows the physician to make a rapid connection between the display unit and transducer. We continue to develop transducers for additional clinical applications. Within the next twelve months, we anticipate releasing a linear array unit that will have utility for the radiologist and internist in shallow ultrasound imaging applications and a neonatal cranial transducer for use in ultrasound scanning on newly born infants.

     SiteStand/TM/. To enhance the utility and efficiency of our products, we offer the SiteStand/TM/, which provides the following customer benefits:

     . interface capabilities between our products and third-party output devices, such as printers and storage devices;

     .  recharging of the battery in the base unit;

     . storage of our products when not in use and a stand for our products when they are in use; and

     .  portability and minimal space requirements.

  Customized Education and Training - SonoKnowledge/TM/

     We are providing product training and clinical education to help enable physicians who do not currently use ultrasound imaging to be competent in both the fundamental operation of our products and in the clinical skills required to use them responsibly and efficiently. Renowned ultrasound clinicians collaborated in the production of an educational package, the SonoKnowledge/TM/ package, consisting of six CDs, video tapes in multiple languages and selected information on course work. Utilizing leading-edge multimedia technology, we are delivering innovative programs in multiple languages for

     .  ultrasound knowledge assessments,

     .  product operation training, and

     .  Continuing Medical Education (CME) accredited clinical education.

     The SonoKnowledge/TM/ package is included in every SonoSite 180/TM/ and SonoHeart/TM/ shipment and is focused on delivering clinically specific and relevant information to our customers.

  Additional Product Development

     We continue to invest heavily in further research and development. We are focused on

     . enhancement of the existing products, including products that we expect will be targeted at additional clinical applications, such as general and specialty surgery;

     .  further enhancing image quality; and

     . further reducing the size, weight and manufacturing costs of our products.

     By accomplishing these objectives, we hope to both extend the effective product lives of our current products and develop other, potentially smaller, less costly product platforms for our ultrasound imaging technology and expand the use of ultrasound imaging and our products.

Technology

     Our product development efforts enabled us to achieve the performance of a large, high-quality ultrasound imaging system in a smaller, less expensive device that is simple to use. Our proprietary technology is the subject of three issued and several pending patents. The key components in our technology platform include the following:

     Custom-Designed Computer Chips. We built on extensive ATL Ultrasound experience in high-end digital ultrasound and ASIC technology to develop four proprietary custom-designed computer chips that implement most of the functions required in a completely digital ultrasound imaging system. We made significant advances in the integration of ultrasound functions onto customized chip designs, including the integration of a complete ultrasound beamformer onto a single computer chip. Our proprietary chip technology allows our products to share many of the architectural and signal-processing attributes of a high-end ultrasound imaging system in a significantly smaller device.

     Transducers. Using proprietary technology, we developed high-performance transducers and advanced pinless cable connections. We designed our display units to also utilize transducers manufactured by a variety of third-party suppliers, increasing the versatility of our platform.

     Modular Design. Our products are developed in a building-block fashion, which allows us to develop future products based on a single platform, with each product possessing specific attributes for particular clinical applications. This modular design enables us to integrate new technological advances into our platform by modifying only a part of the platform, rather than the entire platform itself.

     Human Factors Engineering. We conducted research regarding the utility of our products and their use in clinical settings. Based on these observations, we designed our products to be compatible with a variety of printing, recording and support devices. We developed the SiteStand/TM/ in response to the particular needs of physicians who use our products.

     Development Infrastructure. We possess a sophisticated infrastructure to facilitate rapid development of new high-performance products and features. Specific features of this infrastructure include:

     . Advanced acoustic beam simulation. We developed the ability to simulate the emission, propagation, reflection and reception of simulated acoustic waves in a Computer Aided Design (CAD) environment. This allows us to evaluate the characteristics of acoustic waveforms and to test various product configurations and transducer geometrics without having to produce physical prototypes.

     . Transducer finite element modeling. We use sophisticated finite element modeling techniques to model the detailed physical characteristics and acoustic performance of selected transducer designs. This enables rapid product development, changes and improvements without having to produce hardware prototypes.

     . Fully integrated system simulation. We use state-of-the-art engineering CAD tools to assess the performance of a proposed ultrasound system solution relative to its design targets. Based on this assessment, we can rapidly simulate design revisions to attain targeted performance levels.

     . High-speed ASIC behavioral modeling. We developed sophisticated, proprietary engineering design software to simulate the architecture and performance of our custom computer chip designs. We are able to test and debug our computer chip designs before committing to their manufacture. This reduces development time and the cost of materials.

     . Object-oriented system and software. We utilize sophisticated system and software development practices that include the use of object-oriented building blocks to eliminate time and cost during software development and to allow for more robust and reusable software designs.

Research and Development

     Product development activities comprised the majority of our activities and expenditures since we were formed as a division within ATL Ultrasound. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations." We continue to conduct extensive research, development and engineering activities although we expect that, as a percentage of our total expenditures, spending on these activities will decline in the future.

     We currently have 50 engineers and support staff members that are dedicated to the technical support of the SonoSite180/TM/ and SonoHeart/TM/ and the development of new generations of handheld ultrasound products. The majority of these individuals joined our Company from ATL Ultrasound. We expect research and development expenditures to increase moderately during 2000, at a rate slower than the 1999 increase as compared to 1998, due to a decrease in final product verification and validation activities and a reduction in manufacturing development expenditures in 2000 as compared to 1999. We invested $14.5 million, $9.5 million and $7.1 million in research and development for the years ended December 31, 1999, 1998 and 1997, respectively.

Sales and Marketing, Clinical Training and Customer Education

     We utilize a worldwide distribution network for our products. As of December 31, 1999, there were approximately 50 such distribution agreements executed. In addition, we are deploying a team of direct sales contractors in the United States to target large institutional customers, including hospitals, managed care organizations and government organizations. We expect to field a force of at least 25 direct sales contractors during 2000. We anticipate the combination of distribution partners and direct sales contractors to reach the hospitals, clinics and medical practices that customarily purchase ultrasound equipment. We also expect our distribution network to reach a wide variety of medical practitioners who do not presently use ultrasonic imaging.

     We believe that maintaining product and Company awareness on the part of our customers and distributors is critical to market acceptance and product adoption rates and, consequently product sales. We employ professional public relations organizations and advertising and corporate communications firms to assist in the preparation of materials designed to raise awareness about our Company and our products. We also established an education and training program to teach basic ultrasound techniques to those unfamiliar with ultrasonic imaging. We believe our delivery of this customer education and training service is unique, giving us a competitive advantage compared to commonly available industry training programs. Additionally, we are supporting customers through ongoing training and clinical support.

Service and Warranty

     A one-year warranty is included with the original purchase of SonoSite products. Additional warranty protection is available for a fee. All returned products are diagnosed for cause of failure and, if applicable and if possible, design improvements to incorporate into future products. We do not have significant warranty or service business at this time and we do not expect significant warranty or service businesses in the next year.

Manufacturing

     ATL Ultrasound manufactures the SonoSite 180/TM/, the SonoHeart/TM/, the C60 transducer and the ICT transducer; another third party OEM transducer manufacturing company manufactures the C15 transducer. We plan to maintain the current supply arrangements for our transducers. During 2000, we expect to add a second source for the manufacture of the SonoSite 180/TM/ and the SonoHeart/TM/ ultrasound machines.

Patents, Trademarks and Licenses

     We are committed to developing and protecting our intellectual property.
We file patent applications to protect innovative technology, inventions and innovative improvements that are significant to the development of our business. As of December 31, 1999, we filed a number of patent applications in the United States and other countries on our handheld ultrasound device. We received our first U.S. patent, No. 5,722,412, in March 1998, our second U.S. patent, No. 5,817,024, in November 1998 and our third U.S. patent, No. 5,893,363 in April 1999. U.S. Pat. No. 5,722,412 has a term extending to June 28, 2016 and covers handheld ultrasound systems with digital beamformers weighing less than ten pounds, including those that we are developing. U.S. Pat. No. 5,817,024 has a term extending to December 31, 2017 and covers integrated circuits that incorporate analog to digital conversion circuitry and ultrasound beamforming capability on the same integrated circuit. This technology also pertains to the products that we are developing. U.S. patent, No. 5,893,363 has a term extending to April 13, 2017 and covers handheld systems with integrated transducer transceiver circuits, including those that we are developing. We also have a license from ATL Ultrasound to use ATL Ultrasound technology in existence at the time of our formation, such as ASIC technology, in our handheld products and to continue to have access to ATL Ultrasound's technological developments up to April 5, 2001.

     We intend to register the trademarks and trade names through which we will conduct our business in the United States and abroad. We also intend to seek protection for the software contained in our ultrasound products under patent, copyright and trade-secret laws where, in our judgment, significant advantages may be obtained from such protection. Patent, copyright and trade secret protection is subject to limitations and uncertainties and may not provide significant competitive advantages to us. See "Factors Affecting our Operating Results, Our Business and Our Stock Price."

     We do not know of any infringement by our products of any intellectual property rights of others, nor have we received notice from any third party of any claimed infringement. We are unaware of any competitive products that infringe on our intellectual property rights.

Competition

     We know of no current direct competition in the marketplace for handheld ultrasound imaging products. A number of companies today offer portable ultrasound systems, which are low-performance desktop units often resembling portable black and white televisions.

     Other companies are planning to develop highly portable devices to address the market opportunity that we believe exists for hand-carried ultrasound imaging products. We expect Acuson Corporation to introduce, by mid-2000, a small, 20 pounds in weight, ultrasound machine that we believe will be targeted at the echocardiography markets. Medison Co., Ltd, Agilent Technologies, Inc. and Esaote S.p.A. announced that they are developing highly portable ultrasound machines that may be introduced in 2000. A number of other groups are being, or have been, funded by government grants to develop small ultrasound devices or select components of such a system.

     Competition in the marketplace for hand-carried ultrasound imaging products is based on several factors. We believe we can successfully compete with other companies based on our products' certain unique advantages. First, we have a head start in the development of hand-carried ultrasound imaging products and were first to commercialize a product. We also believe we possess fundamental technological advantages including the broadband transducer and digital ASIC expertise we brought with us from ATL Ultrasound, both of which provide a proprietary foundation for high-quality image performance and ongoing cost reduction. Competitors may gain market advantage over us if their products are more inexpensive or have a more widely known brand name.

Government Regulation

     Our ultrasound products are subject to extensive regulation by numerous governmental authorities, principally the U.S. Food and Drug Administration ("FDA"), as well as numerous other state and foreign agencies. Our products are also subject to various domestic and foreign electrical safety and emission standards. The U.S. FDA has broad regulatory powers with respect to preclinical and clinical testing of new medical products and the manufacturing, marketing and advertising of medical products. The manufacture of our products is subject to U.S. FDA regulations governing registration of manufacturing facilities and compliance with the U.S. FDA's Quality System Regulations. We are subject to periodic on-site inspection from the U.S. FDA for compliance with such regulations. As of December 31, 1999, we have not had an on-site inspection from the U.S. FDA.

     The U.S. FDA requires that all medical devices introduced to the market be preceded either by a premarket notification clearance order under Section 510(k) of the Federal Food, Drug & Cosmetic Acts Act, or an approved premarket approval application. A 510(k) premarket notification clearance order indicates U.S. FDA agreement with an applicant's determination that the product for which clearance has been sought is substantially equivalent to medical devices that were on the market prior to 1976 or have subsequently received clearance. A premarket approval indicates that the U.S. FDA has determined the Company must submit clinical trial data and manufacturing quality assurance information, to prove it is safe and effective for its labeled indications. The process of obtaining 510(k) clearance typically takes approximately six to nine months, while a premarket approval process typically takes more than a year.

     We received 510(k) clearance on our initial product in May 1998 based upon substantial equivalence to current ultrasound products being marketed by ATL Ultrasound. We received additional 510(k) clearance on the SonoSite 180/TM/ for ten clinical applications in April 1999 and 510(k) clearance on our latest product, the SonoHeart/TM/, in December 1999. We believe that our future generation handheld ultrasound devices will also require only 510(k) clearance.

     On September 15, 1999, we received Conformite Europeene (CE) Marking approval, signifying European Certification to the international quality system standards and to the Medical Device Directive. The Certification allows us to distribute the SonoSite 180/TM/ system to the 19 countries of the European Union and the European Free Trade Association.

     Our products are designed to comply generally with applicable electrical safety standards, such as those of Underwriters Laboratories and non-U.S. safety standards authorities. Several countries have, in recent years, changed the electronic emission requirement that must be met by ultrasound equipment. There can be no assurances that we will be able to continue to respond to these continually changing regulatory requirements in a timely manner.

     Our regulatory compliance programs encompass verification of our compliance with international standards for medical device design, manufacture, installation, and servicing. These international standards are known as ISO 9001 standards. The Medical Device Directives, which encompass ISO 9001 standards, became mandatory in Europe in 1998. The U.S. FDA has adopted the ISO 9001 standards as the basis for its Quality System Regulations for the United States, and these standards went into full effect for U.S. manufacturers of medical devices in June 1998.

Reimbursement

     Our products are used as diagnostic ultrasound imaging tools for healthcare providers. These providers may seek reimbursement from third-party payors for the services they provide while using our products. In the United States, the third-party payors include Medicare, Medicaid and private health insurance plans. Reimbursement from these organizations is subject to the regulations and policies of governmental agencies and other third-party payors. For example, the Medicare program, which reimburses hospitals and physicians for services provided to a significant percentage of hospital patients, places certain limitations on the methods and levels of reimbursement of hospitals for procedure costs and for capital expenditures made to purchase equipment such as ours. The Medicare program also limits the level of reimbursement to physicians for diagnostic tests. The state-administered Medicaid programs and private payors also place limitations on the reimbursement of both facilities and physicians for services provided in connection with diagnostic and clinical procedures. Reduced governmental expenditures in the United States and many other countries continue to put pressure on diagnostic procedure reimbursement. We cannot predict what changes may be forthcoming in these policies and procedures, or the effect of any such changes on our business.

     Third-party payors worldwide, including governmental agencies, are under increasing pressure to contain medical costs. Limits on reimbursement or other cost containment measures imposed by third-party payors may adversely affect the financial condition and ability of hospitals and other users to purchase products, such as ours, by reducing funds available for capital expenditures or otherwise. We cannot forecast what additional legislation or regulation, if any, relating to the healthcare industry or third-party reimbursement may be enacted in the future or what effect such legislation or regulation would have on us.

Employees

     As of December 31, 1999, we had 100 full-time employees, 50 of these who were engaged in research and product development activities, 24 in sales and marketing activities, 14 in administrative capacities and 12 in manufacturing and regulatory activities. We have never had a work stoppage and no employees are covered by collective bargaining agreements. We believe our employee relations are good.

Facilities

     Our principal offices are in approximately 22,000 square feet of leased space in Bothell, Washington. These facilities contain approximately 5,000 square feet used for research and lab space with the remainder comprising administrative offices. The facilities are leased through mid-year 2000. We also lease approximately 3,000 square feet of warehouse space in another facility that is used for finished goods storage. This warehouse space is leased through August 2000. Our space requirements, as expected, exceeded our current facilities by the end of 1999. Consequently, in December 1999, we entered into a lease for a new, larger facility also in Bothell, Washington. The new facility has approximately 65,000 square feet of space. Our current plans will utilize approximately 40,000 square feet for administrative offices and the remaining 25,000 for engineering labs, manufacturing and warehouse space.

     We expect to take occupancy of our new building by mid-2000. We believe that these facilities will be adequate to meet our needs through 2002 and that we will be able to find additional space for manufacturing and research and administrative offices as needed, without an adverse impact on our operations.

Factors Affecting Our Operating Results, Our Business and Our Stock Price

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

We have a history of losses, we expect future losses and we may never be profitable

     We have incurred net losses in each quarter since we started operations and have only recently begun product sales. As of December 31, 1999, we had an accumulated deficit of approximately $42.5 million, including approximately $10.3 million that was accumulated prior to our commencing operations as a separate company in April 1998. We expect to incur substantial additional expenses in the future as we continue to conduct research and development efforts on newer generation products and increase sales and marketing efforts on our recently released first generation products. We will need to generate significant additional revenues in the future before we will be able to achieve and maintain profitability. Our business strategies may not be successful and we may not be profitable in any future period. If we do become profitable, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

Demand for our products may fluctuate, is subject to numerous uncertainties and may not support a profitable business

     Our products represent a new platform for ultrasound imaging procedures and we have only sold our products in limited quantities. The market for hand carried, high-performance ultrasound devices is new and largely untested. We do not know the rate at which physicians or other healthcare providers will adopt our products or the rate at which they will purchase them in the future. Acceptance of our products by physicians, including physicians who do not currently use ultrasound, is essential to our success and may require us to overcome resistance to a new platform for ultrasound imaging. Use of our products will require training for physicians who currently do not use ultrasound imaging instruments. The time required to complete such training may be substantial and could result in a delay or decrease in market acceptance. Currently, patients requiring an ultrasound examination are generally referred to a centralized testing location. Radiologists and other specialized providers of ultrasound at these locations may have an incentive to discourage market acceptance for our products in order to maintain these referrals.

     Physicians and other healthcare providers will not purchase our products unless they determine that they are preferable to other means of obtaining an ultrasound examination and that the benefits to the patient and physician outweigh the costs of purchasing our products. This determination will depend on our products' image quality, cost-effectiveness, ease of use, reliability and portability. Furthermore, acceptance of our products by physicians and other healthcare providers may be more difficult if they are unable to obtain adequate reimbursement from third-party payors for tests performed using our products. In addition, while we priced our products to be competitive in the marketplace for lower-end ultrasound machines, our pricing policies could limit market acceptance compared to competing products or alternative testing methods.

We rely on ATL Ultrasound for manufacturing our products and any interruption or delay at ATL Ultrasound could harm our business

     We have contracts with ATL Ultrasound for manufacturing services for many of our ultrasound products. These services are critical to our ability to deliver our products to customers. ATL Ultrasound may be unable to provide all the manufacturing capacity we will need to meet our planned objectives. Although we believe that we will ultimately develop alternative sources for the services provided by ATL Ultrasound, we may lose future sales and incur additional expenses as a result of any interruption or delay by ATL Ultrasound in manufacturing our products. Additionally, ATL Ultrasound has the right to terminate our manufacturing contract on 180 days notice after December 31, 2000 or sooner if for cause.

We intend to assume some or all of the manufacture and assembly of our products but we have no manufacturing experience or capability

     Within the next two years, we intend to assume some or all of the manufacture and assembly of our products. To do so, we will be required to develop our own manufacturing capability. We may be unable to comply with regulations applicable to manufacturers of ultrasound devices or manufacture our products at a cost or in quantities necessary to achieve or maintain profitability. In addition to compliance with regulatory requirements, we may encounter difficulties in scaling up production of our products, including problems involving manufacturing yields, quality control and assurance and shortages of qualified personnel. We will also need to effectively manage raw material inventories to minimize shortages that would disrupt manufacturing of our products. We have no experience with manufacturing and assembly and we may be unable to successfully meet these challenges.

If our third-party vendors fail to supply us with the highly specialized parts and other components we need for our products, we will be unable to effectively ship our products

     We depend on third-party vendors to supply highly specialized parts, such as custom-designed integrated circuits and some transducer components. These vendors may experience difficulty in manufacturing these parts, or in meeting our high quality standards. In addition, these parts generally have long order lead-times which restrict our ability to respond quickly to changing market conditions. If we are required to switch vendors, the manufacture and delivery of our products could be interrupted for an extended period. We also rely on third-party vendors to supply essential parts and components that are in high demand in other industries such as electronics manufacturing and telecommunications equipment manufacturing. Our ability to manufacture and deliver products in a timely manner could be harmed if these vendors fail to maintain an adequate supply of these components.

We depend on single-source vendors for some of our components that may be difficult and costly to replace

     We depend on single-source vendors for some key components for our products, including custom-designed integrated circuits, image displays, batteries, capacitors and transformers. There are relatively few alternative sources of supply for some of these components. While these vendors have generally produced our components with acceptable quality, quantity and cost in the past, they have experienced periodic problems that have caused us delays in production. To date, these problems have not been material. These suppliers may be unable to meet our future demands or may continue to experience quality and specification problems which might cause us to experience delays, incur additional costs and possibly miss customer deliveries. Establishing additional or replacement suppliers for these components may take a substantial amount of time. If we have to switch to a replacement vendor, the manufacture and delivery of our products could be interrupted for an extended period.

Our future success could be impaired if the perception of our products is based on any early performance problems

     We will not succeed unless the marketplace is confident that we can provide high-quality products and deliver them in a timely manner. We only recently began to ship our products. If these initial shipments fail to perform as advertised or if they are perceived as being difficult to use or causing discomfort to patients, the public image of our products may be impaired.
Public perception may also be impaired if we fail to deliver our products in a timely manner due to difficulties with our suppliers and vendors or due to our inability to efficiently manufacture and assemble products in-house. A tarnished reputation could result in the failure of our products to gain market acceptance even after any quality or delivery problems are resolved.

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

We have limited sales and marketing experience and rely on an indirect sales and distribution network to sell our products, which we may be unable to successfully maintain or replace

     We established an indirect sales and distribution network to sell our products domestically and internationally and we established a direct contract sales group to augment sales efforts in the United States. Our future revenue growth will depend in large part on our success in maintaining and expanding these indirect and limited direct, sales and distribution channels. We depend on these distributors to help promote market acceptance and demand for our products. In the United States, our indirect sales and distribution network include agreements with each of PSS World Medical, Inc. and its subsidiary, Diagnostic Imaging, Inc. In the future, we may elect to expand our own direct sales and distribution capabilities domestically or internationally or we may be required to do so if our existing third-party distribution network fails to produce satisfactory results. Efforts to expand our own direct sales and distribution capabilities will be expensive and time-consuming, particularly if we undertake such activities outside of the United States. We may be unable to expand our own distribution capabilities in a timely manner, if at all, which would have an adverse effect on our ability to sell our products.

     Many of our third-party distributors will be in the business of distributing other, sometimes competing, medical products. In particular, in the important ultrasound markets of Italy, France and Germany, our distribution partner, Esaote S.p.A., manufactures and sells ultrasound products similarly priced to ours. As a result, our products may not receive the resources and support required within these countries to meet our sales objectives.

     We manage our third-party distribution network and direct sales contractors with several sales directors. These sales directors possess a high level of technical expertise and knowledge regarding our products' capabilities and ultrasound imaging products in general and their use. We face intense competition for qualified sales directors and may be unable to retain such personnel, which would adversely affect our ability to expand and maintain our third-party distribution network.

If we do not retain key employees and attract additional highly skilled employees, we will not be successful

     Our future performance will depend largely on the efforts and abilities of our key technical, marketing and managerial personnel and our ability to retain them. Our success depends on our ability to attract and retain additional key personnel in the future. The loss of any of our key employees could adversely affect our business, particularly the loss of any of our key engineering personnel. We do not have any employment agreements with any of our employees. We do not maintain key-person insurance on any of our employees.

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

Our products may infringe on the intellectual property rights of others, which could subject us to significant liability

     Many of our competitors in the ultrasound imaging business hold issued patents and have filed, or may file, patent applications. Our competitors may claim that our technology or products infringe upon the technology covered by these patents or patent applications. Any such claims, with or without merit, could

     .  be time-consuming to defend;

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

We may incur tax liability in connection with our spin-off from ATL Ultrasound

     Our spin-off was treated by ATL Ultrasound as a tax-free spin-off under
Section 355 of the Internal Revenue Code of 1986. However, if ATL Ultrasound were to recognize taxable gain from the spin-off, the Internal Revenue Service could impose that liability on any member of the ATL Ultrasound consolidated group as constituted prior to the spinoff, including us. ATL Ultrasound agreed to cover 85% of any such liability (unless the tax is imposed due to the actions by ATL Ultrasound solely or SonoSite solely, in which case we and ATL Ultrasound agreed that the party who is solely at fault shall bear all of the tax liability). We cannot guarantee that ATL Ultrasound would indemnify us or agree that it caused the liability to be imposed. If we were required to pay all or a portion of any taxes related to the spin-off, our business would be adversely affected.

Governmental regulation of our business could prevent us from introducing new products in a timely manner

     All of our planned products and our manufacturing activities and the manufacturing activities of our third-party medical device manufacturers are subject to extensive regulation by a number of governmental agencies, including the U.S. FDA and comparable international agencies. We and such third-party manufacturers are or will be required to

     .  undergo rigorous inspections by domestic and international agencies;

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

     We also face warranty exposure, which could adversely affect our operating results. Our products carry a one-year warranty against defects in materials and workmanship. We are responsible for all claims, actions, damages, liens, liabilities, costs and expenses under our manufacturing contract with ATL Ultrasound for all product recalls, returns and defects attributable to manufacturing. We established accruals for the costs associated with product warranties. However, any unforeseen warranty exposure could adversely affect our operating results.

We may require additional funding to satisfy our future capital expenditure needs and our prospects of obtaining such funding are uncertain

     Our future revenues may not be sufficient to support the expenses of our operations and the expansion of our business. We may therefore need additional equity or debt capital to finance our operations as we develop our products and expand our sales internationally. To date, our capital requirements have been met primarily by the sale of equity, contributions by ATL Ultrasound in connection with our spin-off and by grant revenue from the U.S. Office of Naval Research under a U.S. Government Defense Advanced Research Projects Agency grant. ATL Ultrasound's funding obligations have been met and any future grant revenue is not expected. As such, if we need additional financing we would need to explore other sources of financing, including public equity or debt offerings, private placements of equity or debt and collaborative or other arrangements with corporate partners. Financing may not be available when needed or may not be available on acceptable terms. If we are unable to obtain financing, we may be required to delay, reduce or eliminate some or all of our research and development and/or sales and marketing efforts.

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

Our restated articles of incorporation, our bylaws, Washington law and some of our agreements contain provisions that could discourage a takeover that may be beneficial to shareholders

     There are provisions in our restated articles of incorporation, our bylaws and Washington law that make it more difficult for a third party to obtain control of us, even if doing so would be beneficial to our shareholders. Additionally, our acquisition may be made more difficult or expensive by the following:

     . a provision in our license agreement with ATL Ultrasound requiring a significant cash payment to ATL Ultrasound upon a change in our control;

     .  a shareholder rights agreement; and

     . acceleration provisions in benefit plans and change-in-control agreements with all of our employees.

Item 2.   Properties

     The Company leases approximately 22,000 square feet in Bothell, Washington. These facilities contain approximately 5,000 square feet used for research and lab space with the remainder comprising administrative offices. The facilities are leased through mid-year 2000. As anticipated, the space is no longer adequate for our needs. Consequently, we negotiated a termination to our existing lease and entered into a new lease in another facility. The terms of the lease termination have no adverse impact on our operations.

     Our new facility comprises approximately 65,000 square feet, also in Bothell, Washington. We anticipate occupying the new building by mid-year 2000. The new facility is leased through 2007. We believe that these facilities will be adequate to meet our needs through the foreseeable future.

Item 3.   Legal Proceedings

     There are no suits or claims pending against us, nor are we aware of any threatened suits or claims.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1999.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     Our common stock is traded on the Nasdaq National Market under the symbol SONO. As of March 15, 2000, there were 5,625 holders of record of the common stock. This figure does not include the number of shareholders whose shares are held of record by a broker or clearing agency, but does include each such a brokerage house or clearing agency as one holder of record.

     The high and low sales prices for the our common stock for each of the second, third and fourth quarters of 1998 and each quarter of 1999 are as follows. These prices reflect interdealer prices, without retail mark-up or commission, and may not necessarily represent actual transactions.


              Year                                     High                Low
--------------------------------------------------------------------------------
1998
  Second quarter (from April 7, 1998)                  $10.50             $ 6.13
  Third quarter                                        $ 8.13             $ 4.50
  Fourth quarter                                       $13.75             $ 5.88
1999
  First quarter                                        $14.50             $ 9.75
  Second quarter                                       $22.63             $12.63
  Third quarter                                        $30.88             $15.50
  Fourth quarter                                       $37.75             $25.31

     The Company has never declared or paid cash dividends on its Common Stock. The Company currently intends to retain all earnings, if any, for future growth and, therefore, does not intend to pay cash dividends on its Common Stock in the foreseeable future.

     On November 30, 1999, the Company issued 1,250,000 shares of unregistered Common Stock to fifteen investors, generating gross proceeds to the Company of $31,250,000. Prudential Vector Healthcare Group, a unit of Prudential Securities Incorporated, served as placement agent and received a commission of $1,875,000 in connection with the transaction. The shares of common stock were sold pursuant to Regulation D promulgated under the 1933 Securities Act and the investors represented to SonoSite that they were accredited investors as the term is defined in Regulation D. The offer and sale of the securities were not made by any formal general solicitation or general advertising. Concurrent with the completion of the sale, SonoSite filed a registration statement covering the resale of the Common Stock sold in the financing.

Item 6.   Selected Financial Data

     The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                                            Years Ended December 31,
                                 -----------------------------------------------------------------------------
                                       1999            1998             1997            1996            1995
                                     ---------       ---------        --------         -------        --------
                                                     (in thousands, except per share data)
Statement of Operations Data
Grant revenues                        $    125        $    973         $ 2,948         $ 1,029           $  --

Sales revenues                          10,132              --              --              --              --
Cost of sales                            6,445              --              --              --              --
                                      --------        --------         -------         -------          ------
Gross margin on sales revenue            3,687              --              --              --              --

Operating expenses:
   Research and development             14,533           9,474           7,064           2,576              75
   Sales and marketing                   9,767           3,120           1,268              --              --
   General and administrative            2,637           1,904             610             217               9
                                      --------        --------         -------         -------          ------
                                        26,937          14,498           8,942           2,793              84

Interest income                          1,600             541
Interest expense                           117              41
Other income                                30              --
                                      --------        --------         -------         -------          ------
Net loss                              $(21,612)       $(13,025)        $(5,994)        $(1,764)         $  (84)

Net loss per share (1)                  $(3.08)         $(2.72)         $(1.28)         $(0.38)         $(0.02)
Shares used in computation of
 net loss per share (1)                  7,025           4,796           4,684           4,633           4,409

                                                        As of December 31,
                                 ----------------------------------------------------------------
                                       1999             1998             1997           1996
                                    -----------      -----------      ----------     ----------
                                                         (in thousands)
Balance Sheet Data (2)
Cash and cash equivalents              $33,252         $ 7,526           $  --          $  --
Working capital (deficiency) (3)        55,323          16,934            (170)           (53)
Total assets                            69,726          23,290             410            157
Long-term obligations, less
 current portion                           135             481              --             --

Total shareholders' equity              63,709          19,833             240            104

------------------------
(1) Net loss per share amounts are computed on the basis described in Note 2 of Notes to the Financial Statements.
(2) Balance sheet data prior to 1996 is not meaningful, as it was incorporated into the books and records of ATL Ultrasound and is not considered material.
(3) The amount reported for December 31, 1998 includes a receivable from ATL Ultrasound of $12.0 million, which was paid on January 15, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Overview

     Our company, SonoSite, Inc., commenced operations in 1994 as a project of ATL Ultrasound, Inc. We were chartered to develop the design and specifications for a highly portable ultrasound device and other highly portable ultrasound products for potential use for diagnostic imaging in a multitude of clinical and field settings. From the time we started on this project until we became an independent company, we were organized as a separate division within ATL Ultrasound. On February 2, 1998, the ATL Board of Directors approved a plan to spin-off our division as an independent, publicly owned company. This transaction was completed through the tax-free distribution of one new share in SonoSite, Inc. for every three shares of ATL Ultrasound stock held on April 6, 1998. ATL Ultrasound retained no ownership in our company following the spin-off.

     We finalized the development and commercialization of our first products in 1999, recognizing our initial product sales in September 1999. At December 31, 1999, our products comprised a highly portable ultrasound machine, the SonoSite 180/TM/, and two transducers.

     Since we started operations, we have incurred losses. We expect to continue to incur operating losses until our product sales generate sufficient revenue to fund our continuing operations. We may not generate sufficient revenue to fund our operations in future periods.

Results of Operations - Comparison of Years Ended December 31, 1999, 1998 and
1997

Revenues
Product sales

     Initial shipments of our products commenced in the third quarter of 1999. Product sales in 1999 totaled $10.1 million. There were no product sales in any prior periods. Product sales revenues are generally recognized at the time of shipment. At the end of the year, our products included the SonoSite 180/TM/ in 6 language configurations, a curved array transducer for abdominal imaging and an intra-cavital transducer for transvaginal imaging. In 2000, we have expanded our product offering to include the SonoHeart/TM/, an ultrasound machine and transducer designed for cardiac imaging. We also expect to release additional transducers for other clinical applications. We anticipate that product sales in 2000 will increase as compared to 1999.

Grant revenues

     Grant revenue was recognized per the terms of our contract with the Defense Department and has been generally tied to achieving technological milestones. Grant revenues in 1999 were $125,000 as compared to $973,000 in 1998 and $2.9 million in 1997. These varying levels of grant revenues were anticipated. As of the end of March 1999, we completed the project work and achieved the technical milestones under the contract. As a result, we received all of the payments agreed to in the contract. There will be no future grant revenues under existing or past contracts or agreements. Our future revenues will therefore depend on product sales.

Gross margin

     The gross margin on product sales was 36.4% for 1999. We had no product sales and therefore no reported gross margin in any prior period. We anticipate that the gross margin on our product sales will improve in 2000 due primarily to increasing sales of transducers which we expect will become available during the year, the higher realized price of sales achieved by our direct sales consultants and reductions in product costs.

Research and development expense

     Research and development expense for 1999 was $14.5 million as compared to $9.5 million for 1998 and $7.1 million for 1997. The 1998 to 1999 increase in expense was the result of:

     . a planned increase in basic research and development activities on our current and future products, which was partially offset by a decrease in engineering services procured from ATL Ultrasound, and

     . a significant increase in manufacturing development and production start-up expenses associated with design finalization, verification and validation of our first generation of products.

     The increase in research and development expense from 1997 to 1998 was due primarily to additional personnel and personnel related expenses and product development expenses, including increases in engineering services payments to ATL Ultrasound. We anticipate that spending levels in research and development will increase in 2000 as compared to 1999 but at a lower rate than the increase in 1999 as compared to 1998.

Sales and marketing expense

     Sales and marketing expenses for 1999 were $9.8 million, up significantly from $3.1 million in 1998 and $1.3 million in 1997. The rapid rise in expenses in sales and marketing in 1999 as compared to 1998 was anticipated due to an increase in personnel as well as activities associated with the worldwide introduction and promotion of our first products. Specific expenses included professional service fees, print media, customer training, customer travel, trade show fees and expenses and travel expenses for our staff. The increase in sales and marketing expenses in 1998 as compared to 1997 is a result of increases in sales and marketing personnel and increases in consulting and travel expenditures. In 2000, we are hiring additional sales and marketing personnel and we are incurring increased professional service fees in support of our direct selling efforts in the United States. We plan to continue to utilize significant outside promotional and communications agency resources in support of our current products as well as new product introductions periodically throughout 2000. We expect that selling and marketing expenses will again increase significantly in 2000 as a result of the planned increase in domestic sales activities.

General and administrative expense

     General and administrative expenses in 1999 were $2.6 million, as compared to $1.9 million in 1998 and $610,000 in 1997. The increase in 1999 as compared to 1998 was the result of a full year of a higher level of expenses and continued growth in general management, administration, finance, accounting, information service and human resource departments. The increase in general and administrative expenses in 1998 as compared to 1997 was a result of an increase in personnel when we became a stand-alone public company in April 1998. We expect to add administrative personnel and infrastructure in 2000 and we plan to move to a larger facility in the middle of the year. Consequently, we anticipate that general and administrative expenses will increase in 2000.

Net loss

     The net loss for 1999 was $21.6 million, increasing from $13.0 million in 1998 and $6.0 million in 1997. These increases were expected and are due primarily to the increases in operating expenses and decreases in grant revenues as noted above. These factors were partially offset in 1999 by an increase in interest income from invested proceeds of equity financings and $3.7 million in gross margins as a result of the commencement of product shipments. We expect to continue to incur quarterly net losses in the near term.

Liquidity and Capital Resources

     Our capital requirements have been funded by $64.7 million raised through sales of common stock together with the $30 million from ATL Ultrasound received in connection with our spin-off and development grants of $5.1 million from the Department of Defense through an award via the Advanced Research Projects Agency.

     On April 6, 1998, the day we became an independent public company, our former parent, ATL Ultrasound, contributed to our capital all cumulative expenditures made by them on our business while we were an operating division within ATL Ultrasound, net of funds received from the U.S. Navy. This book capital contribution totaled $10.6 million. In addition, ATL Ultrasound contributed $30 million in cash in two payments; $18 million in April of 1998 and $12 million in January of 1999.

     During 1999, we raised additional cash through two equity offerings. In April 1999, we raised net proceeds of $35.4 million through the public issuance of 2,990,000 shares of our common stock. In November 1999, we raised additional net proceeds of $29.3 million through the private placement of 1,250,000 shares of our common stock.

     As of December 31, 1999, cash and cash equivalents totaled $33.3 million. This excludes $16.6 million of short-term investment securities and also excludes $3.2 million of investment securities with terms longer than one year. While recent quarterly losses have been reduced as described in "Results of Operations", our cash requirements have increased due primarily to increases in accounts receivable and inventories. We expect cash requirements in 2000 to be significantly less than in 1999 due to anticipated increases in quarterly revenues that will generate lower losses and increasing collections on trade receivables.

     We believe the existing cash and cash equivalents and capital which are available through lease financing and other sources of debt financing should be sufficient to fund our operations through 2001. As a result, we are not expecting to seek additional equity capital in 2000. However, it is difficult to accurately predict the amount of cash that we may require during the upcoming year, which will depend in part upon factors beyond our control, such as lower than anticipated adoption rates or revenues on the existing and new products, technical obstacles, cost overruns in research and development programs or manufacturing activities and greater than anticipated administrative expenses.

If additional capital is required, there can be no assurance that adequate financing will be available on a timely basis, on favorable terms, or at all.

Year 2000 Information Systems Review and Status

     We did not detect or experience any material failures as a result of the date change from 1999 to 2000. We completed all of our planned readiness reviews by mid October 1999. We also monitored the status of our internal systems throughout the month of December and around the clock on the December 31, 1999 and January 1, 2000. No problems were observed with our internal systems nor have any occurred up to the time of this filing. Further, there have been no reported failures with date recognition or calculations with any of our products in the field nor do we have any knowledge of problems with any of our vendors or customers.

     We continue to monitor the situation. We do not anticipate any problems with the Year 2000 or related potential computer-date driven problems.

New Accounting Pronouncements

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities". FAS 133, effective for fiscal years beginning after June 15, 2000, requires that all derivatives be recognized at their fair value and that corresponding gains or losses be recognized in the operating statements or as a component of comprehensive income depending on the specifics of the derivative instrument. We have no derivative instruments and expect that adoption of FAS 133 will not have a material impact on our financial statements.

     In 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements", which we must apply in 2000. We do not believe that SAB 101 will have a material impact on our financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Interest rate risk. Our exposure to market rate risk, as a result of changes in interest rates, relates primarily to debt securities held in our investment portfolio. At December 31, 1999, we held $33.3 million in cash and cash equivalents and debt securities of $19.8 million, of which $16.6 million mature within one year and the remainder within two years. Although we hold both fixed and floating rate securities and each carry a certain degree of interest rate risk, we do not consider this risk to be material to our financial statements given their relatively short terms.

Item 8.   Financial Statements and Supplementary Data

                       INDEX TO THE FINANCIAL STATEMENTS

                                SonoSite, Inc.


                                                                        Page
                                                                        ----
Independent Auditors' Report                                              32
Balance Sheets                                                            33
Statements of Operations                                                  34
Statements of Cash Flows                                                  35
Statements of Shareholders' Equity and Comprehensive Loss                 36
Notes to the Financial Statements                                         37

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
SonoSite, Inc.

     We have audited the accompanying balance sheets of SonoSite, Inc. as of December 31, 1999 and 1998, and the related statements of operations, cash flows and shareholders' equity and comprehensive loss for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the Index at Item 14(a) for the year ended December 31, 1999. These financial statements and the financial statement schedule are the responsibility of SonoSite, Inc.'s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SonoSite, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP

Seattle, Washington
January 29, 2000

                                SonoSite, Inc.
                                Balance Sheets

                                                                                  As of December 31,
                                                                             ---------------------------
                                                                                 1999           1998
                                                                             ------------   ------------
Assets
Current Assets
   Cash and cash equivalents                                                 $ 33,252,112   $  7,525,762
   Short-term investment securities                                            16,594,050             --
   Accounts receivable, less allowance for doubtful                             7,856,547             --
     accounts of $96,344
   Receivable from affiliate                                                      400,009             --
   Accrued interest receivable                                                    484,684             --
   Receivable from ATL Ultrasound                                                      --     12,000,000
   Inventories                                                                  1,925,977             --
   Prepaid expenses                                                               692,489        304,599
                                                                             ------------   ------------
Total current assets                                                         $ 61,205,868   $ 19,830,361

Property and equipment, net                                                     4,845,860      3,379,815
Long-term investment securities                                                 3,163,501             --
Investment in affiliate                                                           429,843             --
Other assets                                                                       81,157         80,057
                                                                             ------------   ------------
Total assets                                                                 $ 69,726,229   $ 23,290,233
                                                                             ============   ============

Liabilities
Current Liabilities
   Checks drawn in excess of bank balances                                   $         --   $    601,629
   Accounts payable                                                             2,718,276        781,999
   Accrued expenses                                                             2,483,754      1,123,948
   Current portion of long-term obligations                                       387,577        388,795
   Deferred liabilities                                                           292,787             --
                                                                             ------------   ------------
Total current liabilities                                                       5,882,394      2,896,371

Deferred rent                                                                          --         79,923
Long-term obligations, less current portion                                       134,696        480,964
                                                                             ------------   ------------
Total Liabilities                                                               6,017,090      3,457,258

Commitments and contingencies

Shareholders' Equity
   Preferred stock, $1.00 par value
     Authorized shares - 6,000,000
     Issued and outstanding shares - none                                              --             --
   Common stock, $0.01 par value
     Shares authorized - 50,000,000
     Issued and outstanding shares --
       As of December 31, 1999 - 9,209,633
       As of December 31, 1998 - 4,872,193                                         96,096         48,722
   Additional paid-in capital                                                 106,227,784     40,784,377
   Deferred stock compensation                                                    (29,393)       (91,182)
   Accumulated deficit                                                        (42,520,588)   (20,908,942)
   Accumulated other comprehensive loss                                           (60,760)            --
                                                                             ------------   ------------
Total shareholders' equity                                                     63,709,139     19,832,975
                                                                             ------------   ------------
Total liabilities and shareholders' equity                                   $ 69,726,229   $ 23,290,233
                                                                             ============   ============

               See accompanying notes to the financial statements

                                 SonoSite, Inc.

                            Statements of Operations


                                                               For the Years Ended December 31,
                                                     ---------------------------------------------------
                                                         1999               1998                1997
                                                     ------------       ------------         -----------
Grant revenue                                        $    124,506       $    973,107         $ 2,947,700

Sales revenue                                          10,131,767                 --                  --
Cost of sales                                           6,445,101                 --                  --
                                                     ------------       ------------         -----------
Gross margin on sales revenue                           3,686,666                 --                  --

Operating expenses
  Research and development                             14,532,697          9,474,074           7,063,842
  Sales and marketing                                   9,767,299          3,120,238           1,268,272
  General and administrative                            2,637,466          1,903,883             610,037
                                                     ------------       ------------         -----------
Total operating expenses                               26,937,462         14,498,195           8,942,151

Other income (expense)
Equity in income of affiliate                              29,843                 --                  --
Interest income                                         1,600,811            541,100                  --
Interest expense                                         (116,010)           (41,064)                 --
                                                     ------------       ------------         -----------
Total other income                                      1,514,644            500,036                  --

Net loss                                             $(21,611,646)      $(13,025,052)        $(5,994,451)
                                                     ============       ============         ===========

Basic and diluted net loss per share                 $      (3.08)      $      (2.72)        $     (1.28)
                                                     ============       ============         ===========

Shares used in computing net loss per share             7,024,800          4,796,264           4,683,667
                                                     ============       ============         ===========


               See accompanying notes to the financial statements

                                 SonoSite, Inc.

                            Statements of Cash Flows


                                                                             For the Years Ended December 31,
                                                                        -------------------------------------------
                                                                            1999            1998           1997
                                                                        ------------    ------------   ------------
Operating activities:
Net loss                                                                $(21,611,646)   $(13,025,052)   $(5,994,451)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                            1,390,109         410,613        110,698
  Undistributed equity in income of affiliate                                (29,843)             --             --
  Amortization of premium/discount on investment securities                 (69,081)             --             --
  Amortization of deferred compensation                                      197,374          58,914             --
Changes in operating assets and liabilities:
  Increase in accounts receivable                                         (7,856,547)             --             --
  Increase in receivables from affiliate                                    (400,009)             --             --
  Increase in interest receivable                                           (484,684)             --             --
  Increase in inventories                                                 (2,325,977)             --             --
  Increase in prepaid expenses                                              (387,890)       (304,599)            --
  Increase in accounts payable                                             1,936,277         781,999             --
  Increase in accrued expenses                                             1,359,806         954,109        116,985
  Increase in deferred liabilities                                           212,864          79,923             --
                                                                        ------------    ------------   ------------
Net cash used in operating activities                                    (28,069,247)    (11,044,093)    (5,766,768)

Investing activities:
  Purchase of investments                                                (64,844,230)             --             --
  Proceeds from maturities of investments                                 45,095,000              --             --
  Purchase of equipment                                                   (2,856,154)     (2,320,468)      (363,962)
  Increase in other assets                                                    (1,100)        (80,057)            --
                                                                        ------------    ------------   ------------
Net cash used in investing activities                                    (22,606,484)     (2,400,525)      (363,962)

Financing activities:
  (Decrease) increase in bank overdraft                                     (601,629)        601,629             --
  Repayment of long-term obligations                                        (347,486)       (190,234)            --
  Proceeds from the sale of common shares                                 64,734,485              --             --
  Exercise of stock options                                                  616,711           6,728             --
  Contributions from ATL Ultrasound                                       12,000,000      20,552,257      6,130,730
                                                                        ------------    ------------   ------------
Net cash provided by financing activities                                 76,402,081      20,970,380      6,130,730

Net change in cash                                                        25,726,350       7,525,762             --
Cash and cash equivalents at beginning of period                           7,525,762              --             --
                                                                        ------------    ------------   ------------
Cash and cash equivalents at end of period                              $ 33,252,112    $  7,525,762   $         --
                                                                        ============    ============   ============

Supplemental disclosure of cash flow information:
Cash paid for interest                                                  $    116,010    $     41,064   $         --
                                                                        ============    ============   ============

Supplemental disclosure of non-cash investing and financing
 activities:
Investment in affiliate made through inventory shipments                $    400,000    $         --   $         --
                                                                        ============    ============   ============
Equipment acquired through long-term obligations                        $         --    $  1,059,993   $         --
                                                                        ============    ============   ============
Contribution from ATL Ultrasound recorded as receivable                 $         --    $ 12,000,000   $         --
                                                                        ============    ============   ============

              See accompanying notes to the financial statements

                                SonoSite, Inc.
           Statements of Shareholders' Equity and Comprehensive Loss


                                            Common Stock                              Deferred
                                        --------------------       Additional          Stock        Accumulated
                                         Shares      Amount      paid-in capital    compensation      deficit
                                        ---------   --------    ----------------   -------------   --------------
Balance at December 31, 1996                   --   $     --     $            --    $         --    $  (1,889,439)

Net advances from ATL Ultrasound               --         --                  --              --               --
Net Loss                                       --         --                  --              --       (5,994,451)
                                        ---------   --------    ----------------   -------------   --------------
Balance at December 31, 1997                   --         --                  --              --       (7,883,890)

Net advances from ATL Ultrasound
   from January 1, 1998 through
   April 6, 1998                               --         --                  --              --               --
Issuance of common shares               4,870,178     48,702          40,627,573              --               --
Issuance of options/warrants to
   nonemployees                                --         --             214,550        (214,550)              --
Exercise of stock options                   2,015         20               6,708              --               --
Amortization of deferred stock
   compensation                                --         --                  --          58,914               --
Cancellation of stock options
   to nonemployees                             --         --             (64,454)         64,454               --
Net loss                                       --         --                  --              --      (13,025,052)
                                        ---------   --------    ----------------   -------------   --------------
Balance at December 31, 1998            4,872,193     48,722          40,784,377         (91,182)     (20,908,942)

Net Loss                                       --         --                  --              --      (21,611,646)
Net unrealized loss on investment
   securities                                  --         --                  --              --               --
Comprehensive loss

Sales of common shares, net issue
   costs of $5,385,515                  4,240,000     42,400          64,692,085              --               --
Issuance of options/warrants to
   nonemployees                                --         --             174,631        (174,631)              --
Exercise of stock options                  98,418        984             615,727              --               --
Cancellation of restricted stock             (978)       (10)                 10              --               --
Amortization of deferred stock
   compensation                                --         --                  --         197,374               --
Cancellation of stock options
   to nonemployees                             --         --             (39,046)         39,046               --
                                        ---------   --------    ----------------   -------------   --------------
Balance at December 31, 1999            9,209,633   $ 92,096     $   106,227,784    $    (29,393)   $ (42,520,588)
                                        =========   ========    ================   ==============  ==============

                                                                    Net advances        Total
                                          Accumulated other           from ATL       shareholders'
                                          comprehensive loss        Ultrasound          equity
                                         -------------------      --------------    --------------
Balance at December 31, 1996                $             --       $   1,993,288      $    103,849

Net advances from ATL Ultrasound                          --           6,130,730         6,130,730
Net Loss                                                  --                  --        (5,994,451)
                                         -------------------      --------------    --------------
Balance at December 31, 1997                              --           8,124,018           240,128

Net advances from ATL Ultrasound
   from January 1, 1998 through
   April 6, 1998                                          --           2,491,086         2,491,086
Issuance of common shares                                 --         (10,615,104)       30,061,171
Issuance of options/warrants to
   nonemployees                                           --                  --                --
Exercise of stock options                                 --                  --             6,728
Amortization of deferred stock
   compensation                                           --                  --            58,914
Cancellation of stock options
   to nonemployees                                        --                  --                --
Net loss                                                  --                  --       (13,025,052)
                                         -------------------      --------------    --------------
Balance at December 31, 1998                              --                  --        19,832,975

Net Loss                                                  --                  --       (21,611,646)
Net unrealized loss on investment
   securities                                        (60,760)                 --           (60,760)
                                                                                    --------------
Comprehensive loss                                                                     (21,672,406)

Sales of common shares, net issue
   costs of $5,385,515                                    --                  --        64,734,485
Issuance of options/warrants to
   nonemployees                                           --                  --                --
Exercise of stock options                                 --                  --           616,711
Cancellation of restricted stock                          --                  --                --
Amortization of deferred stock
   compensation                                           --                  --           197,374
Cancellation of stock options
   to nonemployees                                        --                  --                --
                                         -------------------      --------------    --------------
Balance at December 31, 1999                $        (60,760)      $          --      $ 63,709,139
                                         ===================      ==============    ==============

              See accompanying notes to the financial statements

                                 SonoSite, Inc.

                       Notes to the Financial Statements

1.   Business Overview

     Our Company, SonoSite, Inc., commenced operations in 1994 as a project of ATL Ultrasound, Inc. We were chartered to develop the design and specifications for a highly portable ultrasound device and other highly portable ultrasound products for potential use for diagnostic imaging in a multitude of clinical and field settings. From the time we started on this project until we became an independent company, we were organized as a separate division within ATL Ultrasound. On February 2, 1998, the ATL Board of Directors approved a plan to spin-off our division as an independent, publicly owned company. This transaction was completed through the tax-free distribution of one new share in SonoSite, Inc, for every three shares of ATL Ultrasound stock held on April 6, 1998. ATL Ultrasound retained no ownership in our Company following the spin-off.

     We finalized the development and commercialization of our first products in 1999, recognizing our initial product sales revenue in September 1999. At December 31, 1999, our products were comprised of a highly portable ultrasound machine, the SonoSite 180/TM/, and two transducers. We sold these initial products primarily to medical product distributors worldwide with a small percentage being sold directly to end customers within the United States. Our prospects and ability to grow a profitable business will largely depend on our ability to effectively market and sell our products to a variety of customers. Those customers include physicians, hospitals and medical clinics, managed care organizations, the military, private medical practices and emergency medical personnel worldwide.

     Since we started operations, we have incurred losses. We expect to continue to incur operating losses until our product sales generate sufficient revenue to fund our continuing operations. We may not generate sufficient revenue to fund our operations in future periods.

2.   Summary of Significant Accounting Policies

     Basis of presentation

     The financial statement information for periods prior to April 6, 1998, the Distribution Date, represents the combination of the handheld ultrasound division of ATL and the corporate entity, SonoSite, Inc. Such information has been derived from the historical books and records of ATL and reflects our assets, liabilities, revenues and expenses, as we operated as a division of ATL, at historical cost. Financial statement information for the period subsequent to the Distribution Date consists solely of our activity as a separate company.

     For periods prior to the Distribution Date, the statement of operations included allocations for facilities and certain support services, such as engineering overhead, administration, accounting, finance, human resources and regulatory functions. These allocations were based on estimates of personnel time and effort spent by ATL on our behalf. We believe these allocations were made on a reasonable basis. Subsequent to the Distribution Date, certain items noted above were incorporated into agreements with ATL and charges were based upon actual time spent by ATL on our behalf.

     The portion of our financing requirements funded by ATL prior to the Distribution Date are shown as net advances from ATL in shareholders' equity.

Activity in the net advances from ATL equity account represents net cash received from ATL through intercompany advances to fund our operating deficits.

     The financial information included herein is not necessarily indicative of our financial position, results of operations or cash flows in the future or what the financial position, results of operations or cash flows would have been if we had been a separate, independent company during all periods presented.

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and cash equivalents

     Cash and cash equivalents consist of money market and highly liquid debt instruments with original or remaining maturities at purchase of three months or less.

     Investments

     Investment securities consist of high grade corporate debt. While our intent is to hold our securities until maturity, we classified all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive loss until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis.

     A decline in market value of any available-for-sale security below cost that is determined to be other than temporary results in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Interest income is recognized when earned.

     Concentrations

     Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and accounts receivable. We generally invest in instruments with a credit rating of A or better.

     In the ordinary course of business, we grant credit to a broad customer base. Of the accounts receivable balance at December 31, 1999, 59% and 41% were receivable from international and domestic parties, respectively. In addition, 28% and 13% of total accounts receivable were from two individual customers.

     For the year ended December 31, 1999, three single customers accounted for 10% or greater of our total sales revenue as follows: 22% and 15% both located in the United States and 10% located in Italy. Combined total sales revenue represented by these three customers was $4.9 million for the year ended December 31, 1999.

     Investment in affiliate

     In 1999, we entered into a joint venture agreement with PharmaNet Limited to form SonoSite China Ltd. The joint venture was established to distribute our products in China. We own 40% of the outstanding shares and use the equity method of accounting for the joint venture.

     Inventories

     Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out method, or market. Inventories as of December 31, 1999 consist of the following:

     Raw Material                                $  407,307
     Finished Goods                               1,518,670
                                                 ----------
     Total                                       $1,925,977
                                                 ==========

     Property and equipment

     Property and equipment are stated at cost, less accumulated depreciation and amortization. The costs of significant additions and improvements to property and equipment are capitalized. Maintenance and repair costs are expensed as incurred.

     Depreciation and amortization are calculated using the straight-line basis over estimated useful lives as follows:

                                           Useful Life
Furniture and fixtures                     5 years
Computer equipment                         3-5 years
Software                                   3 years
Equipment, other than computer             5-10 years
Leasehold improvements                     Lesser of the expected remaining
                                           lease term or 5 years

     Equipment held under capital lease is amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the underlying asset.

     For long-lived assets, including property and equipment, we evaluate the carrying value of the assets by comparing the estimated future cash flows generated from the use of the asset and its eventual disposition with the assets' reported net book value. The carrying value of assets is evaluated for impairment when events or changes in circumstances occur which may indicate the carrying amount of the asset may not be recoverable.

     Property and equipment as of December 31 consist of the following:

                                                           1999           1998
                                                       -----------    ----------
Equipment, other than computer                         $ 2,747,779    $  914,176
Software                                                 2,020,047     1,403,195
Computer equipment                                       1,215,378       957,664
Furniture and fixtures                                     495,842       368,170
Leasehold improvements                                     302,198       281,885
                                                       -----------    ----------
                                                         6,781,244     3,925,090
Less - Accumulated depreciation and amortization        (1,935,384)     (545,275)
                                                       -----------    ----------
Total                                                  $ 4,845,860    $3,379,815
                                                       ===========    ==========

     Included above are assets acquired under capital leases at December 31 as follows:

                                                         1999            1998
                                                      ----------      ----------
Software                                              $  991,814      $  991,814
Equipment, other than computer                            68,179          68,179
                                                      ----------      ----------
                                                       1,059,993       1,059,993
Less - Accumulated amortization                         (468,078)       (123,837)
                                                      ----------      ----------
Total                                                 $  591,915      $  936,156
                                                      ==========      ==========

     Revenue recognition

     Grant revenue

     For periods prior to September 1999, revenue consisted of grant revenue under a United States Government Defense Advanced Research Projects Administrative (DARPA) grant (the "Development Contract"). Grant revenue is recognized consistent with the terms of the Development Contract and is generally tied to the achievement of technological milestones, the majority of which were achieved by the second quarter of 1998. Revenue recognition has been limited to amounts representing assured realization of contractual funding.

     Sales revenue

     We generally recognize sales revenue when a product is shipped, risk of loss has passed to the customer and collection of the resulting receivable is probable. We provide warranty protection for one year from the date of shipment and accordingly accrue charges for related product warranty expenses based upon estimated costs to repair or replace products sold.

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

     Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount, if any, expected to be realized.

     We were not a separate company prior to the Distribution Date. During this period, we recorded tax expenses or credits as if we were a separate taxpayer and consequently due to our cumulative losses since inception, no current or deferred tax benefit was reported.

     Stock-based compensation

     We apply the principles of APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related interpretations when measuring compensation costs for our employee stock option plans. Pro forma net loss and net loss per share are presented as if compensation cost had been determined in accordance with Statement of Financial Accounting Standard No. 123 (FAS 123), "Accounting for Stock-Based Compensation."

     Net loss per share

     Basic and diluted net loss per share was computed by dividing the net loss by the weighted average shares outstanding.

     For periods subsequent to the Distribution Date, weighted average shares outstanding represent our actual weighted average common shares. For the periods prior to the Distribution Date, weighted average shares outstanding represent ATL weighted average shares as adjusted for the exchange ratio established on the Distribution Date of one of our shares for every three shares of ATL. All periods presented have been restated to reflect this distribution.

     Outstanding options to purchase our shares and our unvested restricted shares issued by ATL and options issued by us were not included in the computations of diluted net loss per share because to do so would be antidilutive. As of December 31, 1999, our outstanding options issued by ATL through the Distribution totaled 206,983, unvested restricted shares totaled 14,013 and outstanding options we issued totaled 1,905,652. As of December 31, 1998, our outstanding options and unvested restricted shares issued by ATL through the Distribution totaled 270,453 and 60,930, respectively, and outstanding options we issued totaled 1,277,365. As of December 31, 1997, ATL issued options and unvested restricted shares totaled 307,833 and 51,788, respectively. The ATL issued options as of December 31, 1997 were adjusted for the exchange ratio of one of our options for every six options of ATL and the restricted stock was adjusted for the exchange ratio of one of our restricted shares for every three restricted shares of ATL.

     The following is a reconciliation of the numerator and denominator of the basic loss per share calculations:

(in thousands, except loss per share)

                                     1999                          1998                         1997
                         --------------------------    --------------------------    -------------------------
                           Loss     Shares     LPS       Loss     Shares     LPS      Loss     Shares     LPS
                         --------   ------   ------   ---------   ------   ------   --------   ------   ------
Weighted average
 shares outstanding                   7,044                         4,853                        4,726

Weighted average
 unvested restricted
 stock                                  (19)                          (57)                         (42)
                                      -----                         -----                        -----

Basic and diluted loss
 per share                $(21,612)   7,025   $(3.08)   $(13,025)   4,796   $(2.72)   $(5,994)   4,684   $(1.28)
                          ========    =====   ======   =========    =====   ======   ========    =====   ======

     Reclassification of prior period balances

     Certain amounts reported in previous years have been reclassified to conform to the 1999 presentation.

     Segment reporting

     We currently have one operating segment. Sales revenues by geographic location for the year ended December 31, 1999 are as follows:

                 (in thousands)
                 United States                        $ 4,201
                 Italy                                  1,045
                 Other International                    4,886
                                                      -------
                 Total                                $10,132
                                                      =======

     Development stage enterprise

     For periods prior to December 31, 1999, we were a development stage enterprise.

     New accounting pronouncements

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities". FAS 133, effective for fiscal years beginning after June 15, 2000, requires that all derivatives are recognized at their fair value and that corresponding gains or losses are recognized in the operating statements or as a component of comprehensive income depending on the specifics of the derivative instrument. We have no derivative instruments and do not expect adoption of this pronouncement to have a material impact on our financial statements.

     In 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which we must apply in 2000. We currently apply provisions discussed in the Bulletin and therefore do not anticipate that SAB 101 will have a material impact on our financial statements.

     Liquidity

     As of December 31, 1999, we held cash and cash equivalents of $33.3 million. In addition, we held $19.8 million of investment securities, of which $16.6 million were short-term. We expect our cash needs to increase in future periods as we continue to fund our research and development activity and increase spending to accommodate our manufacturing, distribution, education and marketing plans and provide adequate administrative support for these areas. We believe that our existing cash will be sufficient to fund our operations through 2001.

3.   Arrangements with ATL

     We entered into several agreements with ATL effective as of the Distribution Date. These agreements were negotiated between the chief executive officers of SonoSite and ATL. Both parties consider the terms of these agreements competitive with the cost of obtaining such rights and services in arm's length negotiations with third parties. The following is a summary of the significant agreements:

     Service Agreement

     We have an agreement pursuant to which ATL provides certain engineering design and development services to us in exchange for payment of actual expenses incurred, including an overhead component, plus a markup on the actual expense and overhead costs for these services. Termination of this agreement may occur with 90 days prior written notice by either party.

     OEM Supply Agreement

     ATL has agreed to manufacture highly portable ultrasound devices exclusively for us for a period up to five years. In return for the manufacturing services, we agreed to compensate ATL for manufacturing expenses incurred, including, but not limited to, indirect and direct labor, materials and nonrecurring engineering expenses, plus a markup. Beginning in August 1999, when final production began, manufacturing expenses were factored into a cost model, based upon material and labor, at a rate of ATL's cost per unit plus a markup percentage. This cost was then charged to us on a per unit basis.

     Technology Transfer and License Agreement

     We agreed to a Technology Transfer and License Agreement. We own certain highly portable ultrasound technology developed while we were a division of ATL and have access to certain ATL technology that is necessary or useful in the development and manufacture of highly portable ultrasound products. Under this agreement, we took ownership of the technology developed as part of the Development Contract and also patent rights which have been established or are being pursued for that technology. In addition, we received a nonexclusive license to use any other ATL technology in existence or developed during the period ending three years after the Distribution Date in our handheld ultrasound products.

     This license bears a royalty equivalent to a percentage of the net sales of handheld ultrasound products under fifteen pounds that use ATL technology. The license will become paid-in-full after a period of eight years or by a lump-sum payment which is due ATL if we cease to be an independent, stand-alone company during the eight year period following the Distribution Date. The lump-sum payment is $150 million during the five years following the Distribution Date and $75 million for the next three years. For the year ended December 31, 1999, we incurred a royalty expense to ATL of $297,000, which we classified as a cost of sales.

     We also entered into a cross-license agreement whereby we have the right to use technology developed by ATL during the three year period following the Distribution Date in our handheld products and ATL has the right to use our developments made during the same period in its full-size ultrasound system products. We also agreed that we will not engage in the full-size ultrasound business and ATL will not engage in the handheld ultrasound device business for five years following the Distribution Date. After this five-year period, each party's ongoing obligation with respect to the technology of the other will be to respect the patent and copyright rights of the other, although we will retain a license to use the previously licensed ATL technology in handheld systems and ATL will retain a license to use our previously licensed technology in full-size ultrasound systems.

     For the year ended December 31, 1999, we incurred expenses relating to work performed by ATL and preproduction manufacturing expenses totaling $3.8 million. From the Distribution Date through the period ended December 31, 1998, we incurred expenses relating to work performed by ATL totaling $2.2 million. We also purchased inventory totaling $5.6 million and capital equipment totaling $1.1 million from ATL during 1999. As of December 31, 1999 and 1998, included in accounts payable are amounts owed to ATL totaling $1.5 million and $523,000, respectively.

4.  Investments

     The amortized cost, gross unrealized holding gains and losses and fair value of available-for-sale debt securities as of December 31, 1999 were as follows:

     (in thousands)

                                                 Gross             Gross
                                               unrealized        unrealized
                           Amortized cost    holding gains     holding losses   Fair value
                           --------------    -------------     --------------   ----------
Corporate bonds                $19,819             $23               $84          $19,758
                               =======             ===               ===          =======

     As of December 31, 1999, maturities of debt securities classified as available-for-sale were as follows:

      (in thousands)

                                           Amortized cost     Fair value
                                           --------------     ----------
Due within one year (current)                  $16,618          $16,594
Due after one year through five years            3,201            3,164
                                               -------          -------
                                               $19,819          $19,758
                                               =======          =======

     Because we sold no securities prior to maturity, we had no realized gains or losses. Interest income from securities for the year ended December 31, 1999 was $1.1 million.

5.  Investment in Affiliate

     The investment in affiliate represents our initial capital contribution of $400,000 and 40% of the net income of SonoSite China Ltd. for the period ended December 31, 1999. Receivables from affiliate represents the outstanding amount owed to us by SonoSite China Ltd. for purchases of inventory.

     For the year ended December 31, 1999, we recognized sales revenue to SonoSite China Ltd. in the amount of $772,000. Additionally, our undistributed earnings of SonoSite China Ltd. were approximately $30,000.

     Summary unaudited financial information of SonoSite China Ltd. as of and for the year ended December 31, 1999 follows:

Current assets                                                 $1,417,204
Current liabilities                                               507,203
                                                               ----------
Working capital                                                   910,001

Property and equipment, net                                        68,366
Other assets                                                       96,241
                                                               ----------

Shareholders' equity                                           $1,074,608
                                                               ==========

Sales                                                          $1,392,455
                                                               ==========

Net income                                                     $   74,608
                                                               ==========

6.   Accrued Expenses

     Accrued expenses as of December 31 include the following:

                                         1999          1998
                                      ----------     ----------
Payroll and related                   $  916,468     $  480,580
Outside services                         728,875        142,550
Royalties due                            297,403             --
Tooling                                   71,017        350,820
Other                                    469,991        149,998
                                      ----------     ----------
                                      $2,483,754     $1,123,948
                                      ==========     ==========

7.   Shareholders' Equity

     Stock option plans

     As of December 31, 1999, we had the following stock compensation plans: the 1998 Nonofficer Employee Stock Option Plan ("1998 NOE Plan"), the 1998 Option, Stock Appreciation Right, Restricted Stock, Stock Grant and Performance Unit Plan ("1998 Plan"), the Nonemployee Director Stock Option Plan ("Director Plan"), the Management Incentive Compensation Plan ("MIC Plan") and the Adjustment Plan. We account for stock options under provisions of APB 25 and therefore, to the extent the fair value of the underlying stock is equal to or less than the exercise price on the measurement date, no compensation expense is recognized for employee stock option grants.

     Prior to the Distribution Date, all option information represents the outstanding and issued options of ATL. Financial data presented relating to option grants represents the exchange ratio calculated as one of our options for every six ATL options outstanding. This exchange ratio provides the basis for the pro forma presentation for 1997.

     If we accounted for the costs relating to all option grants under the provisions of FAS 123, our net loss and net loss per share would have been the following pro forma amounts:

(in thousands, except per share data)
                                              1999           1998         1997
                                            -------        -------       ------
Net loss:
    As reported                             $21,612        $13,025       $5,994
    Pro forma                               $26,962        $14,946       $6,141
Basic and diluted net loss per share:
    As reported                             $ (3.08)       $ (2.72)      $(1.28)
    Pro forma                               $ (3.84)       $ (3.12)      $(1.31)

     Pro forma compensation expense is recognized for the fair value of each option estimated on the date of grant using the Black-Scholes multiple option pricing model. The following assumptions were used for option grants in 1999, 1998 and 1997, respectively: expected volatility 61%, 67% and 39%; risk-free interest rates 6.4%, 4.8% and 6.3%; expected terms of 7.39, 9.16 and 4.25 years; and zero dividend yield.

     Under the 1998 NOE Plan, 1998 Plan, and MIC Plan, as of December 31, 1999, 2,279,309 total shares of common stock are authorized primarily for issuance upon exercise of stock options at prices equal to the fair market value of our common shares at the date of grant. As of December 31, 1999, 373,657 shares were available for grant under the aforementioned plans. In most cases, stock options are exercisable at 25% each year over a four-year vesting period and have a ten-year term from the grant date. However, provisions for 377,000 options granted in 1999 allow for potential early vesting to occur upon the achievement of certain financial targets in 1999 and 2000. In 1999, these financial targets were met and therefore 188,500 options vested effective February 2000. Tables presented reflect the impact on the weighted average remaining contractual life of the known early vesting provisions, but do not reflect the impact of contingent vesting relating to achievement of financial targets for the year ending December 31, 2000.

     Under the Director Plan, 115,000 shares of common stock are authorized for issuance of stock options at prices equal to the fair market value of our common shares at the date of grant. At December 31, 1999, there were no shares available for grant under this Plan. Stock options are exercisable and vest in full one year following their grant date provided the optionee has continued to serve as our Director. Each option expires on the earlier of ten years from the grant date or ninety days following the termination of a director's service as our Director.

     We also have an Adjustment Plan, which includes options granted in connection with the dividend distribution occurring on April 6, 1998. As part of the Distribution, existing ATL option holders received one of our options for every six ATL options held. There was no change to the intrinsic value of the option grant, ratio of exercise price to market value, vesting provisions or option period as a result of the Distribution. Total options to purchase shares outstanding under this plan as of December 31, 1999 and 1998 are 206,983 and 270,453, respectively.

     Also as part of the Distribution, restricted shares totaling 14,013 and 60,930, respectively, as determined using the exchange ratio of one of our restricted shares for every three ATL restricted shares, were outstanding as of December 31, 1999 and 1998.

     Summary of stock option activity

     Prior to the Distribution Date, we had no stock option plans specifically identified as our plans. All stock options granted through that date were part of ATL options and therefore shares and weighted average exercise prices as of December 31, 1997 are not included in the following table because it would not be meaningful.

     The following table presents summary stock option activity for the year ended December 31:

   (shares presented in thousands)                       1999                                1998
                                                ----------------------------         -----------------------------
                                                                 Weighted                            Weighted
                                                                  average                             average
                                                Shares        exercise price         Shares         exercise price
                                                ------        --------------         ------         --------------
Outstanding, beginning of year                   1,548             $ 6.95               --              $  --
  Adjustment Plan grants                            --                 --              289              $5.39
  Non-Adjustment Plan grants                       759             $15.86            1,290              $7.28
  Exercised                                        (98)            $ 6.27               (2)             $3.34
  Cancelled                                        (96)            $10.25              (29)             $6.56
                                                ------             ------           ------              -----
Outstanding, end of year                         2,113             $10.04            1,548              $6.95

Exercisable, end of year                           501             $ 6.38              185              $4.52

Weighted average fair value of
  options granted during the period
  (excluding the Adjustment Plan)               $10.73                               $5.58
                                                ======                              ======

     The following is a summary of stock options outstanding:

     (shares presented in thousands)


                                             Options outstanding                                Options exercisable
                             ------------------------------------------------------      ---------------------------------
                                              Weighted average
                               Number             remaining        Weighted average        Number         Weighted average
Range of exercise prices     outstanding      contractual life      exercise price       exercisable       exercise price
------------------------     -----------      ----------------     ----------------      -----------      ----------------
$ 1.64  -  $   6.89                212               5.48               $ 4.75                146               $ 4.13
$ 6.94  -  $   6.94                944               8.36               $ 6.94                288               $ 6.94
$ 6.97  -  $  11.44                404               6.66               $10.18                 63               $ 8.66
$11.50  -  $  15.47                326               6.84               $14.45                  4               $12.21
$15.94  -  $  35.44                227               9.58               $21.31                 --                   --
                                 -----               ----               ------                ---               ------
                                 2,113               7.64               $10.04                501               $ 6.38
                                 =====               ====               ======                ===               ======

     Stock purchase rights

     On April 6, 1998, SonoSite and First Chicago Trust Company of New York entered into a Rights Agreement. The Rights Agreement has certain antitakeover effects which will cause substantial dilution to a person or group that attempts to acquire us, however, it will not interfere with any merger or other business combination approved by our Board of Directors ("Board").

     Under the terms of the Rights Agreement, holders of our common stock also hold rights exercisable in certain circumstances discussed below. Holders of these Rights may purchase 1/100th of a share of Series A Participating Cumulative Preferred Stock, par value of $1.00, at a price equal to four times the average high and low sales prices of our common stock quoted on the Nasdaq National Market for each of the ten trading days commencing on the sixth trading day following April 6, 1998. Circumstances under which these Rights are exercisable involve acquisition or knowledge of expected acquisition or tender of 15% or more of our outstanding common stock. In addition, the Board may redeem all, but not part, of the Rights outstanding for consideration in cash or common stock at a price equal to $0.01 per Right.

     Separate certificates for Rights will not be distributed. Our common stock certificates serve as evidence of the Rights. Prior to exercise of the Rights and in accordance with the terms of the Rights Agreement, the Rights have no voting or dividend value. If the Rights are not exercised prior to April 5, 2008, they expire with no consideration for the expiration being provided to the holder of the Right.

8.  Income Taxes

     For income tax purposes, our results through the Distribution Date were included in the consolidated Federal income tax return of ATL and, accordingly, the net operating loss generated prior to the Distribution Date will not be available to us for use in periods subsequent to the Distribution Date. In 1999 and the period from the Distribution Date through December 31, 1998, we accumulated a net operating loss carryforward of approximately $31.7 million. This carryforward begins expiring in 2018 and will be fully expired in 2019. Approximately $500,000 of the net operating loss carryforward results from stock option deductions which, when and if realized, would result in a credit to shareholders' equity.

     Because we incurred losses since inception, a valuation allowance entirely offsetting deferred tax assets has been established, thereby eliminating any deferred tax benefit in 1999 and 1998. The increase in the valuation allowance of $8.1 million in 1999 and $3.6 million in 1998 is primarily the result of increasing net operating loss carryforwards.

     The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31 are as follows:

     (in thousands)

                                                               1999        1998
                                                             --------     -------
Deferred tax assets
 Net operating loss carryforwards                            $ 10,770     $ 3,508
 Research and experimentation tax credit carryforwards            564          --
 Allowances not recognized for tax purposes                        67          --
 Other                                                            461          75
                                                             --------     -------
Gross deferred tax assets                                      11,862       3,583

Valuation allowance                                           (11,674)     (3,583)
                                                             --------     -------
                                                                  188          --
Deferred tax liabilities
 Depreciation                                                    (188)         --
                                                             --------     -------

Net deferred tax assets                                      $     --     $    --
                                                             ========     =======

9.  Employee Benefit Plans

     401(k) Retirement Savings Plan ("401k Plan")

     All our employees are eligible to participate in the 401k Plan. Terms of the 401k Plan permit an employee to contribute up to a maximum of 16% of an employee's annual compensation on a post tax or pretax basis, up to the maximum permissible by the Internal Revenue Service (IRS) during any plan year. Contributions exceeding the IRS limitation may be made only on a post-tax basis. We match each employee's contribution in increments equivalent to 100% for the first 3% and 50% for the second 3% of the contribution. In 1999 and 1998, we contributed $207,000 and $98,000, respectively, to the 401k Plan in accordance with the Plan's terms. Employees immediately vest in the contributions the employee makes. Vesting in our contribution on behalf of the employee occurs at equal increments at the end of each year of the first five years of an employee's service with us.

10.  Commitments and Contingencies

     Operating leases

     We currently lease office space under an operating lease. In December 1999, we entered into a new agreement to lease office, warehouse, manufacturing and fabrication laboratory space beginning mid-year 2000. As a result, we agreed to terminate our existing office lease, effective June 2000.

     The future minimum payments include payments under the existing office lease through June 2000, the new office lease beginning in June 2000, and lease agreements for warehouse space and equipment. As of December 31, 1999, future minimum lease payments are as follows:

                      2000                   $  599,525
                      2001                      899,330
                      2002                      907,546
                      2003                      947,782
                      2004                      982,572
                      Thereafter              2,568,541
                                             ----------
                                             $6,905,296
                                             ==========

     Prior to November 1998, we utilized facility space within ATL and were charged rent expense for the space occupied. Subsequently, we vacated the ATL facility and moved into a separate facility. Rent expense for the year ended December 31, 1999 and 1998 was $329,000 and $243,000, respectively, which includes ATL charges of $24,000 for warehouse space in 1999 and $128,000 for office space in 1998. We did not incur any rent expense prior to the Distribution Date as our operations were in ATL's owned facility.

     Capital lease obligations

     We entered into certain long-term obligations to finance the purchase of capital equipment as part of our normal business operations. Original terms of the obligations range from eighteen to thirty-six months and have interest rates ranging between 12% and 16%. Obligations are secured by underlying assets. The following is a summary of the capital lease obligations and future minimum payments under capital lease obligations as of December 31, 1999:

        2000                                                     $ 431,330
        2001                                                       139,480
                                                                 ---------
        Total lease payments                                       570,810
        Less amount representing interest                          (48,537)
                                                                 ---------
        Present value of net minimum capital lease payments        522,273
        Less-current portion                                      (387,577)
                                                                 ---------
        Long-term obligations-excluding current portion          $ 134,696
                                                                 =========

     Other Commitments

     As part of our agreements with ATL, ATL may procure resources and material expected to be used for the manufacture of our product in accordance with our production schedule provided to them. In the event these items are not used in the quantities submitted as part of the production schedule or material becomes obsolete as a result of production timing, we would be responsible for compensating ATL for these procurements.

     Contingencies

     We obtained approval from the United States Food and Drug Administration
(FDA) to sell and distribute our product domestically. However, there is no guarantee the FDA will approve future product submissions. Additionally, international sales and distribution are dependent upon our obtaining approval of certain foreign regulatory agencies. We obtained approval from many of these agencies however, there are no guarantees that approval will be attained on a timely basis, if at all, in the future.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information called for by Part III, Item 10, is included in our proxy statement relating to our Annual Meeting of shareholders to be held on May 3, 2000, and is incorporated herein by reference. The information appears in the proxy statement under the captions "Election of Directors" and "Executive Officers." The proxy statement will be filed within 120 days of December 31, 1999, our fiscal year end.

Item 11.  Executive Compensation

     Information called for by Part III, Item 11, is included in our proxy statement relating to our Annual Meeting of shareholders to be held on May 3, 2000, and is incorporated herein by reference. The information appears in the proxy statement under the caption "Executive Compensation." The proxy statement will be filed within 120 days of December 31, 1999, our fiscal year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information called for by Part III, Item 12, is included in our proxy statement relating to our Annual Meeting of shareholders to be held on May 3, 2000, and is incorporated herein by reference. The information appears in the proxy statement under the caption "Security Ownership of Certain Beneficial Owners and Management." The proxy statement will be filed within 120 days of December 31, 1999, our fiscal year end.

Item 13.  Certain Relationships and Related Transactions

     Information called for by Part III, Item 13, is included in our proxy statement relating to our Annual Meeting of shareholders to be held on May 3, 2000, and is incorporated herein by reference. The information appears in the proxy statement under the caption "Certain Relationships and Related Transactions." The proxy statement will be filed within 120 days of December 31, 1999, our fiscal year end.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  Documents filed as part of this report:

          (1)  Financial Statements--See "Index to Financial Statements" under
               Item 8 of this Report.

          (2)  Financial Statement Schedules.

                                     Valuation and Qualifying Accounts
                                        Year ended December 31, 1999
                             Balance at       Additions charged to                      Balance at end of
                          beginning of year         expense             Deductions             year
                          -----------------   --------------------      ----------      -----------------
Allowance for doubtful         $  --                $96,344               $  --              $96,344
 accounts

          (3)  Exhibits.

  Exhibit No.                                      Description
  -----------                                      -----------
      3.1*       Restated Articles of Incorporation of the registrant
      3.2**      Certificate of Designation of Series A Participating Cumulative Preferred Stock
      3.3**      Bylaws of the registrant
      4.1*       Rights Agreement between First Chicago Trust Company and the registrant, dated April
                 6, 1998
      4.2***     Form of Purchase Agreement
     10.1*       Amended and Restated 1998 Option, Stock Appreciation Right, Restricted Stock, Stock
                 Grant and Performance Unit Plan
     10.2*       Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc.
                 1998 Option, Stock Appreciation Right, Restricted Stock, Stock Grant and Performance
                 Unit Plan
     10.3****    1998 Nonofficer Employee Stock Option Plan
     10.4**      Nonemployee Director Stock Option Plan
     10.5****    Management Incentive Compensation Plan
     10.6**      Adjustment Plan
     10.7*       Form of Senior Management Employment Agreement between the registrant and each of
                 Andrew T. Dunn, Kevin M. Goodwin, Allen W. Guisinger, David H. Gusdorf, Jens U.
                 Quistgaard, Ph.D., Donald F. Seaton III and Douglas W. Tefft
     10.8*       Distribution Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998
     10.9*       Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended
     10.10*      OEM Supply Agreement between ATL Ultrasound, Inc. and the registrant, effective as of
                 April 6, 1998, as amended
     10.11*      Employee Benefits Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998

     10.12*      Service Agreement between ATL Ultrasound, Inc. and the registrant, effective as of
                 April 6, 1998
     10.13*      Lease Agreement between TMT-Bothell, LLC and the registrant, dated May 9, 1998
     10.14       Lease Agreement between Riggs & Company, a division of Riggs Bank N.A. and the registrant dated December 28, 1999
     10.15*****  Distribution Agreement between Olympus Optical Co. Ltd and the registrant, dated
                 August 1, 1999
     23.1        Consent of KPMG LLP, Independent Auditors
     24.1        Power of Attorney (contained on signature page)
     27.1        Financial Data Schedule

_________________
     * Incorporated by reference to the designated exhibit included in the Company's Registration Statement on Form S-1 (Registration No. 333-71457).
    ** Incorporated by reference to the designated exhibit included in the
       Company's report on Form 10 (SEC File No. 000-23791).
   *** Incorporated by reference to the designated exhibit included in the Company's Registration Statement on Form S-3 (Registration No. 333-91083).
  **** Incorporated by reference to the designated exhibit included in the Company's report on Form 10-K for the year ended December 31, 1998 (SEC File No. 000-23791).
 ***** Confidential treatment has been requested for portions of this exhibit.
       The copy filed herewith omits the information subject to the confidentiality request. Omissions are designated as [*]. A complete version of this exhibit has been filed separately with the Securities and Exchange Commission.


      (b) Reports on Form 8-K:

      No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SONOSITE, INC.



                                       By: Donald F. Seaton III
                                           --------------------------------
                                           Donald F. Seaton III
                                           Vice President-Operations, Chief
                                           Financial Officer, Secretary and
                                           Treasurer

Date:  March 27, 2000

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 27th day of March, 2000.


       /s/ Kirby L. Cramer
_________________________________________       Chairman of the Board
           Kirby L. Cramer

      /s/ Kevin M. Goodwin
________________________________________        President, Chief Executive Officer and
          Kevin M. Goodwin                      Director (Principal Executive Officer)

    /s/ Donald F. Seaton III
_________________________________________       Vice President-Operations, Chief Financial
        Donald F. Seaton III                    Officer, Secretary and Treasurer (Principal
                                                Financial and Accounting Officer)

     /s/ Edward V. Fritzky
_________________________________________       Director
         Edward V. Fritzky

   /s/ Steven R. Goldstein, M.D.
_________________________________________       Director
       Steven R. Goldstein, M.D.

      /s/ Ernest Mario, Ph.D.
_________________________________________       Director
          Ernest Mario, Ph.D.

     /s/ William G. Parzybok, Jr.
_________________________________________       Director
         William G. Parzybok, Jr.

    /s/ Jeffrey Pfeffer, Ph.D.
_________________________________________       Director
        Jeffrey Pfeffer, Ph.D.

     /s/ Dennis A. Sarti, M.D.
_________________________________________       Director
         Dennis A. Sarti, M.D.

     /s/ Jacques Souquet, Ph.D.
_________________________________________       Director
         Jacques Souquet, Ph.D.

                               INDEX TO EXHIBITS


  Exhibit No.                                       Description
  -----------                                       -----------
      3.1*       Restated Articles of Incorporation of the registrant
      3.2**      Certificate of Designation of Series A Participating Cumulative Preferred Stock
      3.3**      Bylaws of the registrant
      4.1*       Rights Agreement between First Chicago Trust Company and the registrant, dated April
                 6, 1998
      4.2***     Form of Purchase Agreement
     10.1*       Amended and Restated 1998 Option, Stock Appreciation Right, Restricted Stock, Stock
                 Grant and Performance Unit Plan
     10.2*       Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc.
                 1998 Option, Stock Appreciation Right, Restricted Stock, Stock Grant and Performance
                 Unit Plan
     10.3***     1998 Nonofficer Employee Stock Option Plan
     10.4**      Nonemployee Director Stock Option Plan
     10.5***     Management Incentive Compensation Plan
     10.6**      Adjustment Plan
     10.7*       Form of Senior Management Employment Agreement between the registrant and each of
                 Andrew T. Dunn, Kevin M. Goodwin, Allen W. Guisinger, David H. Gusdorf, Jens U.
                 Quistgaard, Ph.D., Donald F. Seaton III and Douglas W. Tefft
     10.8*       Distribution Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998
     10.9*       Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended
     10.10*      OEM Supply Agreement between ATL Ultrasound, Inc. and the registrant, effective as of
                 April 6, 1998, as amended
     10.11*      Employee Benefits Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998
     10.12*      Service Agreement between ATL Ultrasound, Inc. and the registrant, effective as of
                 April 6, 1998
     10.13*      Lease Agreement between TMT-Bothell, LLC and the registrant, dated May 9, 1998
     10.14       Lease Agreement between Riggs & Company, a division of Riggs Bank N.A. and the registrant dated December 28, 1999
     10.15*****  Distribution Agreement between Olympus Optical Co. Ltd. and the registrant, dated
                 August 1, 1999.
     23.1        Consent of KPMG LLP, Independent Auditors
     24.1        Power of Attorney (contained on signature page)
     27.1        Financial Data Schedule

___________________
    * Incorporated by reference to the designated exhibit included in the Company's Registration Statement on Form S-1 (Registration No. 333-71457).
   ** Incorporated by reference to the designated exhibit included in the
      Company's report on Form 10 (SEC File No. 000-23791).
  *** Incorporated by reference to the designated exhibit included in the
      Company's Registration Statement on Form S-3 (Registration No. 333-91083). **** Incorporated by reference to the designated exhibit included in the
      Company's report on Form 10-K for the year ended December 31, 1998 (SEC File No. 000-23791).
***** Confidential treatment has been requested for portions of this exhibit.
      The copy filed herewith omits the information subject to the confidentiality request. Omissions are designated as [*]. A complete version of this exhibit has been filed separately with the Securities and Exchange Commission.