Form 10-Q
period 2000-03-31
SONOSITE INC
filed 2000-05-15
CIK 1055355

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2000

                                      OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from       to


                        Commission file number 0-23791

                                SONOSITE, INC.
            (Exact name of registrant as specified in its charter)




        Washington                                       91-1405022
 (State or Other Jurisdiction            (I.R.S. Employer Identification Number)
of Incorporation or Organization)


                                 P.O. Box 3020
                              North Creek Parkway
                            Bothell, WA  98041-3020
                   (Address of Principal Executive Offices)

                                (425) 951-1200
             (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X] No [ ]
         ---    ---

As of May 9, 2000, there were 9,325,613 shares of the registrant's $.01 par value Common Stock outstanding.

                                SonoSite, Inc.

                         Quarterly Report on Form 10-Q

                               Table of Contents

                                                                                                            Page No.
                                                                                                         --------------
Part I     Financial Information

Item 1.    Financial Statements (unaudited)
           Condensed Balance Sheets -- March 31, 2000 and December 31, 1999..............................        3

           Condensed Statements of Operations -- Quarters ended March 31, 2000 and 1999..................        4

           Condensed Statements of Cash Flows -- Quarters ended March 31, 2000 and 1999..................        5

           Notes to Condensed Financial Statements.......................................................        6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........        7

Item 3.    Quantitative and Qualitative Disclosures about Market Risk....................................       16

Part II    Other Information

Item 6.    Exhibits and Reports on Form 8-K..............................................................       16

           Signature.....................................................................................       17

Part I:   Financial Information

Item 1:   Financial Statements

                                SonoSite, Inc.
                           Condensed Balance Sheets
                                  (unaudited)

                                   Assets

                                                                                 March 31,                December 31,
                                                                                   2000                       1999
                                                                           --------------------      --------------------
Current assets:
      Cash and cash equivalents                                                    $  3,033,063              $ 33,252,112
      Short-term investment securities                                               26,448,735                16,594,050
      Accounts receivable, less allowance for doubtful
             accounts of $209,492 and $96,344, respectively                          11,302,780                 7,856,547
      Receivable from affiliate                                                         439,369                   400,009
      Accrued interest receivable                                                       831,982                   484,684
      Inventories                                                                     3,830,817                 1,925,977
      Prepaid expenses                                                                  757,335                   692,489
                                                                           --------------------      --------------------
Total current assets                                                                 46,644,081                61,205,868

Property and equipment, net                                                           5,413,434                 4,845,860
Long-term investment securities                                                      14,897,103                 3,163,501
Investment in affiliate                                                                 357,555                   429,843
Other assets                                                                            505,436                    81,157
                                                                           --------------------      --------------------
Total assets                                                                       $ 67,817,609              $ 69,726,229
                                                                           ====================      ====================

                      Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                                             $  4,324,213              $  2,718,276
      Accrued expenses                                                                2,012,703                 2,483,754
      Current portion of long-term obligations                                          361,828                   387,577
      Deferred liabilities                                                              202,464                   292,787
                                                                           --------------------      --------------------
Total current liabilities                                                             6,901,208                 5,882,394

Long-term obligations, less current portion                                              35,059                   134,696
                                                                           --------------------      --------------------
Total liabilities                                                                     6,936,267                 6,017,090

Commitments and contingencies

Shareholders' equity:
      Preferred stock, $1.00 par value
           Authorized shares - 6,000,000
           Issued and outstanding shares - none                                             --                        --
      Common stock, $.01 par value:
            Authorized shares - 50,000,000
            Issued and outstanding shares:
                   As of March 31, 2000 - 9,286,102
                   As of December 31, 1999 - 9,209,633                                   92,861                    92,096
      Additional paid-in-capital                                                    106,750,434               106,227,784
      Deferred stock compensation                                                       (28,168)                  (29,393)
      Accumulated deficit                                                           (45,764,327)              (42,520,588)
      Accumulated other comprehensive loss                                             (169,458)                  (60,760)
                                                                           --------------------      --------------------
Total shareholders' equity                                                           60,881,342                63,709,139
                                                                           --------------------      --------------------
Total liabilities and shareholders' equity                                         $ 67,817,609              $ 69,726,229
                                                                           ====================      ====================

                            See accompanying notes.

                                SonoSite, Inc.
                      Condensed Statements of Operations
                                  (unaudited)


                                                                  Quarters ended,
                                                                     March 31,
                                                   ----------------------------------------------
                                                           2000                     1999
                                                   -------------------     ----------------------
Sales revenue                                              $ 7,985,510                $        --
Cost of sales                                                4,623,919                         --
                                                   -------------------     ----------------------
Gross margin on sales revenue                                3,361,591                         --

Grant revenue                                                       --                    124,506

Operating expenses:
     Research and development                                2,477,158                  3,003,120
     Sales and marketing                                     3,608,255                  1,772,917
     General and administrative                              1,129,087                    695,430
                                                   -------------------     ----------------------
Total operating expenses                                     7,214,500                  5,471,467

Other income, net                                              609,170                    109,480
                                                   -------------------     ----------------------
Net loss                                                   $(3,243,739)               $(5,237,481)
                                                   ===================     ======================

Basic and diluted net loss per share                            $(0.35)                    $(1.08)
                                                   ===================     ======================

Weighted average shares used in computation of
     Basic and diluted net loss per share                    9,224,910                  4,843,598
                                                   ===================     ======================


                            See accompanying notes.

                                 SonoSite, Inc.

                       Condensed Statements of Cash Flows
                                  (unaudited)

                                                                                       Quarters Ended
                                                                                          March 31,
                                                                     ------------------------------------------------
                                                                              2000                       1999
                                                                     ----------------------      --------------------
Operating activities:
Net loss                                                                       $ (3,243,739)              $(5,237,481)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                  587,905                   228,021
     Equity in loss of affiliate                                                     72,288                        --
     Amortization of premium on investment securities                                 9,028                        --
     Amortization of deferred compensation                                            1,225                    18,942
Changes in operating assets and liabilities:
     Increase in accounts receivable                                             (3,446,233)                       --
     Increase in receivable from affiliate                                          (39,360)                       --
     Increase in interest receivable                                               (347,298)                       --
     Increase in inventories                                                     (1,904,840)                       --
     Increase in prepaid expenses                                                   (64,846)                  (29,627)
     Increase in other assets                                                      (424,279)                 (140,973)
     Increase/(decrease) in accounts payable                                      1,605,937                   (90,863)
     (Decrease)/increase in accrued expenses                                       (471,051)                  341,078
     (Decrease)/increase in deferred liabilities                                    (90,323)                    4,804
                                                                     ----------------------      --------------------
Net cash used in operating activities                                            (7,755,586)               (4,906,099)

Investing activities:
     Purchase of investments                                                    (26,981,013)                       --
     Proceeds from maturities of investments                                      5,275,000                        --
     Purchase of equipment                                                       (1,176,473)                 (637,364)
     Disposals of equipment                                                          20,994                        --
                                                                     ----------------------      --------------------
Net cash used in investing activities                                           (22,861,492)                 (637,364)

Financing activities:
     Decrease in checks drawn in excess of bank balances                                 --                  (601,629)
     Repayment of long-term obligations                                            (125,386)                  (77,947)
     Common stock issuance costs                                                    (34,985)                       --
     Exercise of stock options                                                      558,400                    22,733
     Contributions from ATL Ultrasound                                                   --                12,000,000
                                                                     ----------------------      --------------------
Net cash provided by financing activities                                           398,029                11,343,157

Net change in cash                                                              (30,219,049)                5,799,694
Cash and cash equivalents at beginning of period                                 33,252,112                 7,525,762
                                                                     ----------------------      --------------------
Cash and cash equivalents at end of period                                     $  3,033,063               $13,325,456
                                                                     ======================      ====================

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                    $     19,612               $    53,404
                                                                     ======================      ====================

                            See accompanying notes.

                                SonoSite, Inc.

                    Notes to Condensed Financial Statements
                                  (Unaudited)

Interim financial Information

The information contained herein has been prepared in accordance with instructions for Form 10-Q. The information furnished reflects, in the opinion of SonoSite, Inc. ("SonoSite") management, all adjustments necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended March 31, 2000 are not necessarily indicative of our results to be expected for the entire year ending December 31, 2000 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, included in our Annual Report on Form 10-K.

SonoSite began operations in 1994 as a project of ATL Ultrasound, Inc. ("ATL"). The project was chartered to develop the design and specifications for a hand-carried ultrasound device. From inception through April 6, 1998, the project was organized as a separate division of ATL. On February 2, 1998, the ATL board of directors approved a plan to spin off SonoSite as an independent publicly owned company (the "Distribution"). This transaction was effected through a tax-free dividend distribution of SonoSite's shares to ATL shareholders as of April 6, 1998 (the "Distribution Date"). ATL shareholders received one share of SonoSite common stock for every three shares of ATL common stock held. In addition, ATL option holders were granted one option to purchase SonoSite shares for every six options to purchase ATL shares.

The financial statement information for periods subsequent to the Distribution Date consists solely of SonoSite's activity as a separate company.

Investments

Investment securities consist of high grade corporate debt. While our intent is to hold our securities until maturity, we classified all securities as available for sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive loss until realized. Realized gains and losses, if any, from the sale of available for sale securities are determined on a specific identification basis.

A decline in market value of any available for sale security below cost that is determined to be other than temporary results in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Interest income is recognized when earned.

Concentrations

In the ordinary course of business, we grant credit to a broad customer base.
Of the accounts receivable balance as of March 31, 2000, 83% and 17% were receivable from international and domestic parties, respectively. In addition, 40% and 11% of the total accounts receivable balance outstanding as of March 31, 2000 was from a single Japanese and Italian customer, respectively.

For the quarter ended March 31, 2000, 79% and 21% of sales revenue related to international and domestic revenue, respectively, of this revenue, two single customers accounted for 10% or greater of our total sales revenue as follows:
58% located in Japan and 11% located in the United States. Combined total sales revenue for these two customers was $5.5 million for the quarter ended March 31, 2000.

Accumulated Other Comprehensive Loss

Other comprehensive losses consist entirely of net unrealized losses on investments for the quarter ended March 31, 2000. For the quarter ended March 31, 2000, SonoSite had an unrealized loss of $108,698. No other comprehensive income or loss existed for the quarter ended March 31, 1999. Therefore comprehensive loss was $3.4 million and $5.2 million for the quarters ended March 31, 2000 and 1999, respectively.

Net Loss per Share

Basic and diluted net loss per share were computed by dividing the net loss by the weighted average shares outstanding.

Options to purchase SonoSite shares and unvested restricted SonoSite shares were not included in the computations of diluted net loss per share because to do so would be antidilutive. As of March 31, 2000 and 1999, outstanding SonoSite options and unvested restricted shares issued by ATL through the Distribution totaled 210,372 and 288,833 and outstanding stock options issued by SonoSite as of March 31, 2000 and 1999 totaled 1,901,088 and 1,523,015.

New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements", which must be applied in the second quarter 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. We do not believe the impact from the guidance will have a significant impact on our financial statements.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation". FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB 25) and is effective July 1, 2000. Specifically, FIN 44 clarifies the definition of "employee" for purposes of applying APB 25, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. We do not anticipate the adoption of FIN 44 will have a material impact on our financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Form 10-Q contain "forward-looking information" (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as "expects," "anticipates" and "believes" or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the "Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price" described herein and in our Securities and Exchange Commission filings from time to time, including our Form 10-K for the year ended December 31, 1999.

Overview

SonoSite, Inc., commenced operations in 1994 as a project of ATL Ultrasound, Inc. We were chartered to develop the design and specifications for a highly portable ultrasound device and other highly portable ultrasound products for potential use for diagnostic imaging in a multitude of clinical and field settings. From the time we started on this project until we became an independent company, we were organized as a separate division within ATL Ultrasound. On February 2, 1998, the ATL Board of Directors approved a plan to spin-off our division as an independent, publicly owned company. This transaction was completed through the tax-free distribution of one new share in SonoSite, Inc for every three shares of ATL Ultrasound stock held on April 6, 1998. ATL Ultrasound retained no ownership in SonoSite following the spin-off.

We finalized the development and commercialization of our first products in 1999, recognizing our initial product sales in September 1999. Our products are comprised of two highly portable imaging platforms, the SonoSite 180/TM/ and SonoHeart/TM/, and three transducers.

Since we started operations, we have incurred losses. We expect to continue to incur operating losses until our product sales generate sufficient revenue to fund our continuing operations. We may not generate sufficient revenue to fund our operations in future periods.

Results of operations

Product sales

During the quarter ended March 31, 2000, product revenue was $8.0 million. Initial shipments of our products commenced in the third quarter of 1999, therefore, there were no product sales revenues in the first quarter of 1999. Product sales revenues are generally recognized at the time of shipment. As of March 31, 2000, our products included two primary platforms, the SonoSite 180 and SonoHeart, and three transducers which may be used in a variety of applications. Transducers included a curved array transducer (C60), for abdominal imaging, an intra-cavital transducer (ICT) for transvaginal and intra-cavital imaging and a microconvex (C15) for cardiac imaging. In future quarters, we expect to expand our transducer offerings to include a linear transducer for use in radiology, vascular, emergency medicine and several other clinical applications. We anticipate that product sales in the second quarter will be similar to the first quarter and will gradually increase as the year progresses.

Grant revenues

There were no grant revenues for the quarter ended March 31, 2000. Grant revenues for the quarter ended March 31, 1999, were $125,000. These revenues were recognized in accordance with terms of our contract with the Defense Department and were generally tied to achieving technological milestones. As of the end of March 1999, we had completed the project work and achieved all technical milestones under the contract. We expect no future revenues under the terms of the Defense Department contract.

Cost of sales and gross margin on sales revenue

Sales revenue for the quarter ended March 31, 2000 was $8.0 million. Cost of sales for the same period was $4.6 million. Gross margin was $3.4 million, which represented 42% of product sales. As noted, there were no product sales, cost of sales or gross margin for the first quarter ended March 31, 1999. Since we began selling product in 1999, we predominantly used distributors world-wide to sell our product. These distributors received a discount from a direct selling price. Midway through the first quarter of 2000, we implemented a contract direct selling force which began selling product directly to end customers, improving our margins. In addition, early adoption discounts expired late in 1999. As a result of the higher direct selling price and significant reduction in discounts offered, we expect margins to improve.

Research and development expenses

Research and development expenses for the quarter ended March 31, 2000 were $2.5 million, a decrease of $500,000 from $3.0 million for the comparable period of 1999. The decrease in research and development expenses was primarily the result of decreases in initial development and start-up activities surrounding the design and tooling of our initial products and accessories. Also, in the first quarter of 2000, certain manufacturing overhead charges, treated as research and development costs prior to having developed our final product, were capitalized as a result of our initial product sales. We anticipate that spending levels in research and development in 2000 will increase in the second quarter of 2000 as we focus additional resources on efforts to support existing products, develop and release future products and begin to transition certain manufacturing related activities in-house.

Sales and marketing expenses

Sales and marketing expenses for the quarter ended March 31, 2000 were $3.6 million, an increase of $1.8 million from $1.8 million in the comparable period of 1999. The increase was primarily the result of increases in personnel and personnel-related expenses, increases in consulting, travel and trade show related expenditures to support existing products and the launch of our SonoHeart platform and C15 transducer and the addition of our contract direct sales force midway through the first quarter of 2000. We expect sales and marketing expenses to increase as we continue promotional activity and support our worldwide distribution network.

General and administrative expenses

General and administrative expenses for the quarter ended March 31, 2000 were $1.1 million, an increase of $400,000 from $695,430 for the comparable period in 1999. The increase was primarily the result of additional personnel being added to support the growing development, marketing and distribution functions, including accounting and finance, investor relations, human resources and information services. In addition, outside service fees relating to legal, accounting and annual reporting requirements have increased. We intend to add administrative personnel to support these activities and, consequently, expect that general and administrative expenses will increase indefinitely as a result.

Net loss

Net loss for the quarter ended March 31, 2000 was $3.2 million, a decrease of $2.0 million from $5.2 million for the comparable period in 1999. The net loss declined due to the fact that we began selling products and to an increase in net other income of $500,000. These reductions to our net loss were partially offset by increases in operating expenses as noted above. We expect to incur net losses in the near term as we continue to develop the highly portable imaging markets, continue research and development activity, begin to internalize manufacturing operations, support current and future customer needs and continue to provide necessary administrative support for increased activities throughout SonoSite.

Liquidity and Capital Resources

Our capital requirements have been funded by $64.7 million raised through sales of common stock, together with the $30 million from ATL Ultrasound received in connection with our spin-off and development grants of $4.9 million from the Department of the Navy through an award via the Advanced Research Projects Agency.

On April 6, 1998, the day we became an independent public company, ATL Ultrasound contributed to our capital all cumulative expenditures made by them on our business while we were an operating division within ATL Ultrasound, net of funds received from the U.S. Navy. This book capital contribution totaled $10.6 million. In addition, ATL Ultrasound contributed $30 million in cash in two payments; $18 million in April of 1998 and $12 million in January of 1999.

During 1999, we raised additional cash through two equity offerings. In April 1999, we raised net proceeds of $35.4 million through the public issuance of 2,990,000 shares of our common stock. In November 1999, we raised additional net proceeds of $29.3 million through the private placement of 1,250,000 shares of our common stock.

As of March 31, 2000, cash and cash equivalents totaled $3.5 million, a decrease of $30.2 million from $33.3 million as of December 31, 1999. This excludes $26.4 million in short-term investment securities and $14.9 million in investment securities with terms longer than one year as of March 31, 2000. As of December 31, 1999, $16.6 million in short-term investment securities and $3.2 million in investment securities with terms longer than one year were excluded from the cash and cash equivalent balance. The decrease in cash and cash equivalents is primarily the result of investing activity of $22.9 million and operating expenses of $7.8 million during the first quarter of 2000. While recent quarterly losses have been reduced, our cash requirements have increased primarily due to increases in accounts receivable and inventories. We expect cash requirements in 2000 to increase as a result of our operations, but be less than in 1999 due to anticipated increases in quarterly revenues that will generate lower losses and increasing collections on trade receivables.

We believe the existing cash and cash equivalents and funds available to us through lease financing and other sources of debt financing should be sufficient to fund our operations through 2002. However, it is difficult to accurately predict the amount of cash that we may require during the upcoming year, which will depend in part upon factors beyond our control. These factors include: lower than anticipated adoption rates of our products, lower revenues on our existing and new products, technical obstacles, cost overruns in research and development programs or manufacturing activities and greater than anticipated administrative expenses. If we require additional capital, there can be no assurance that adequate financing will be available to us on a timely basis, on favorable terms, or at all.

Year 2000 Information Systems Review and Status

In June, 1998, we began working to address the possible side effects of the potential inability of computer programs to adequately process date information after December 31, 1999 (the Year 2000 Issue). Up to the date of this report, we have not detected or learned of any material failings in our products, information technology infrastructure or computer systems in performing date recording and computation accurately in the year 2000 or in accommodating the leap year for the year 2000. There have been no reported failures of our products in the field to recognize dates or conduct calculations relating to the Year 2000 Issue. We have inquired of our vendors and customers, none of whom have experienced any such failures that would materially affect us. We expect no further significant expenditures related to the Year 2000 Issue.

Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price

We have a limited operating history and there are numerous reasons why we may not be successful

We commenced operations as a separate company in April 1998. Prior to that, we operated as a business unit of ATL Ultrasound. We shipped our first products in September 1999. Accordingly, we have a limited operating history and our prospects for success are difficult to determine. You should consider our business and prospects in light of the risks and uncertainties encountered by new technology companies in making investment decisions about our common stock. There are many reasons why we may be unsuccessful in implementing our strategy, including:

 . any inability to manufacture our products with the quality and quantity necessary to achieve profitability;

 . our dependence on the market acceptance of a new platform for imaging procedures;

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

We have a history of losses, we expect future losses and we may never be profitable

We have incurred net losses in each quarter since we started operations and have only recently begun product sales. As of March 31, 2000, we had an accumulated deficit of approximately $45.8 million, including approximately $10.3 million that accumulated before we commenced operations as a separate company in April 1998. We expect to incur substantial additional expenses in the future as we continue to conduct research and development efforts on newer generation products and increase sales and marketing efforts on our recently released first generation products. We will need to generate significant additional revenues in the future before we will be able to achieve and maintain profitability. Our business strategies may not be successful and we may not be profitable in any future period. If we do become profitable, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

Demand for our products may fluctuate, is subject to numerous uncertainties and may not support a profitable business

Our products represent a new platform for imaging procedures, ultrasound in particular, and we have only sold our products in limited quantities. The market for hand-carried, high-performance ultrasound imaging devices is new and largely untested. We do not know the rate at which physicians or other healthcare providers will adopt our products or the rate at which they will purchase them in the future. Acceptance of our products by physicians, including physicians who do not currently use ultrasound, is essential to our success and may require us to overcome resistance to a new platform for ultrasound imaging. Use of our products will require training for physicians who currently do not use ultrasound imaging instruments. The time required to complete such training may be substantial and could result in a delay or decrease in market acceptance. Currently, patients requiring an ultrasound examination are generally referred to a centralized testing location. Radiologists and other specialized providers of ultrasound at these locations may have an incentive to discourage market acceptance for our products in order to maintain these referrals.

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

We intend to assume some or all of the manufacture and assembly of our products but we have no manufacturing experience or capability

Within the next year, we intend to assume some or all of the manufacture and assembly of our products. To do so, we will be required to develop our own manufacturing capability. We may be unable to comply with regulations applicable to manufacturers of ultrasound devices or manufacture our products at a cost or in quantities necessary to achieve or maintain profitability. In addition to compliance with regulatory requirements, we may encounter difficulties in scaling up production of our products, including problems involving manufacturing yields, quality control and assurance and shortages of qualified personnel. We will also need to effectively manage raw material inventories to minimize shortages that would disrupt manufacture. We have no experience with manufacturing and assembly and we may be unable to successfully meet these challenges.

If our third-party vendors fail to supply us with the highly specialized parts and other components we need for our products, we will be unable to effectively ship our products

We depend on third-party vendors to supply highly specialized parts, such as custom-designed integrated circuits and some transducer components. These vendors may experience difficulty in manufacturing these parts, or in meeting our high quality standards. In addition, these parts generally have long order lead-times that restrict our ability to respond quickly to changing market conditions. If we are required to switch vendors, the manufacture and delivery of our products could be interrupted for an extended period. We also rely on third party vendors to supply essential parts and components that are in high demand in other industries such as electronics manufacturing and telecommunications equipment manufacturing. Our ability to manufacture and deliver products in a timely manner could be harmed if these vendors fail to maintain an adequate supply of these components.

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

In addition, we base our manufacturing orders on forecasts of sales in future periods and intend to continue to do so in the future. Our forecast in any particular period may prove inaccurate, which could cause fluctuations in our manufacturing costs and our operating results. Our future operating results could fall below the expectations of securities analysts or investors and reduce the market price of our stock. We believe that there may be some fluctuations caused by year-end budgetary pressures on our customers, customer buying patterns and the efforts of our sales and distribution network to meet or exceed annual sales quotas. These factors make it difficult to forecast our revenues and operating results.

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

We have limited sales and marketing experience and rely on an indirect sales and distribution network to sell our products, which we may be unable to successfully maintain or replace

We have limited sales and distribution capabilities and have established an indirect sales and distribution network to sell our products domestically and internationally. Our future revenue growth will depend in large part on our success in maintaining and expanding these indirect sales and distribution channels. We depend on these distributors to help promote market acceptance and demand for our products. We began to develop a contract sales force within the United States midway through the first quarter of 2000. We may elect to develop additional direct sales and distribution capabilities in the future or we may be required to do so if we fail to maintain or expand our existing third-party distribution network. Additional development of our distribution capabilities will be expensive and time-consuming. We may be unable to develop our own distribution capabilities in a timely manner, if at all, which would have an adverse effect on our ability to sell our products.

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

We may incur tax liability in connection with our spinoff from ATL Ultrasound

Our spinoff was treated by ATL Ultrasound as a tax-free spinoff under Section 355 of the Internal Revenue Code of 1986, as amended. However, if ATL Ultrasound were to recognize taxable gain from the spinoff, the Internal Revenue Service could impose that liability on any member of the ATL Ultrasound consolidated group as constituted prior to the spinoff, including SonoSite. Under the spinoff agreement with ATL Ultrasound, ATL is required to cover 85% of any such liability (unless the tax is imposed due to the actions by ATL Ultrasound solely or SonoSite solely, in which case ATL Ultrasound and SonoSite have agreed that the party who is solely at fault shall bear all of the tax liability). We cannot guarantee that ATL Ultrasound will honor its obligation to indemnify us or agree that it caused the liability to be imposed. If we were required to pay all or a portion of any taxes related to the spinoff, our business would be adversely affected.

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

We also may face warranty exposure, which could adversely affect our operating results. Our products carry a one-year warranty against defects in materials and workmanship. We will be responsible for all claims, actions, damages, liens, liabilities, costs and expenses under our manufacturing contract with ATL Ultrasound for all product recalls, returns and defects attributable to manufacturing. We established reserves for the liability associated with product warranties. However, any unforeseen warranty exposure could adversely affect our operating results.

We may require additional funding to satisfy our future capital expenditure needs and our prospects of obtaining such funding are uncertain

Our future revenues may not be sufficient to support the expenses of our operations and the expansion of our business. We may therefore need additional equity or debt capital to finance our operations as we develop our products and expand our sales internationally. To date, our capital requirements have been met primarily by the sale of equity, contributions by ATL Ultrasound in connection with our spinoff and grant revenue from the U.S. Office of Naval Research under a U.S. Government Defense Advanced Research Projects Agency grant. ATL Ultrasound has met all of its funding obligations and we expect any future grant revenue to be immaterial. As such, if we need additional financing we would need to explore other sources of financing, including public equity or debt offerings, private placements of equity or debt and collaborative or other arrangements with corporate partners. Financing may not be available when needed or may not be available on acceptable terms. If we are unable to obtain financing, we may be required to delay, reduce or eliminate some or all of our research and development and/or sales and marketing efforts.

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

As of March 31, 2000, our portfolio consisted of $44.4 million of interest bearing securities with maturities of less than two years. Our intent is to hold these securities until maturity, but have classified them as available-for-
sale in the event of liquidation or unanticipated cash needs.   The interest
bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for the remainder of 2000 from a hypothetical 10% increase in market interest rates would not have a material impact on either the investment portfolio or our obligations.

We distribute much of our product internationally through international distributors. Although virtually all transactions currently are transacted using United States dollars, economic and political risk exist within these international markets which we cannot control. In addition, we have an affiliate that maintains certain accounts in a foreign currency. If the United States dollar were to uniformly increase in strength by 10% in 2000 relative to the currency of our affiliate, we believe our exposure to the fluctuation in the exchange rate would not be significant.


Part II:  Other Information

Item 6.   Exhibits and Reports on Form 8-K

     a)   Exhibits

          Exhibit 27  Financial Data Schedule

     b)   Reports on Form 8-K

No reports on form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SonoSite, Inc.
                                    (Registrant)


Dated:  May 10, 2000              By:  /S/ DONALD F. SEATON, III
                                       Donald F. Seaton III
                                       Vice President, Finance and
                                       Chief Financial Officer
                                       (Authorized Officer and Principal
                                       Financial Officer)