Form 10-Q
period 2000-06-30
SONOSITE INC
filed 2000-08-14
CIK 1055355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    ----------------------------------------

                                    FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2000

                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

                              21919 - 30th Drive SE
                             Bothell, WA 98021-3904
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (425) 951-1200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

              ----------------------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes /X/    No / /
        -----     ----

As of August 9, 2000, there were 9,383,253 shares of the registrant's $.01 par value Common Stock outstanding.

                                 SONOSITE, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                               Page No.
                                                                                                             -------------
Part I      Financial Information

Item 1.     Financial Statements (unaudited)

            Condensed Balance Sheets-- June 30, 2000 and December 31, 1999.................................      3

            Condensed Statements of Operations-- One and two quarters ended June 30, 2000 and 1999.........      4

            Condensed Statements of Cash Flows-- Two quarters ended June 30, 2000 and 1999.................      5

            Notes to Condensed Financial Statements........................................................      6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........      7

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.....................................      17

Item 4.     Submission of Matters to a Vote of Security Holders............................................      18

Part II     Other Information

Item 6.     Exhibits and Reports on Form 8-K...............................................................      18

            Signature......................................................................................      19

PART I:   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                                 SONOSITE, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                                     JUNE 30,            DECEMBER 31,
                                                                                       2000                  1999
                                                                                 -----------------     -----------------
Current assets:
     Cash and cash equivalents                                                       $  5,013,857         $  33,252,112
     Short-term investment securities                                                  26,726,142            16,594,050
     Accounts receivable, less allowance for doubtful
             accounts of $259,031 and $96,344, respectively                             9,997,939             7,856,547
     Receivable from affiliate                                                            676,830               400,009
     Accrued interest receivable                                                          636,399               484,684
     Inventories                                                                        6,625,370             1,925,977
     Prepaid expenses and other assets                                                    925,346               692,489
                                                                                 -----------------     -----------------
Total current assets                                                                   50,601,883            61,205,868

Property and equipment, net                                                             5,670,690             4,845,860
Long-term investment securities                                                         7,422,992             3,163,501
Investment in affiliates                                                                  786,748               429,843
Other assets                                                                              603,030                81,157
                                                                                 -----------------     -----------------
Total assets                                                                         $ 65,085,343         $  69,726,229
                                                                                 =================     =================

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                $  3,041,869         $   2,718,276
     Accrued expenses                                                                   2,534,929             2,483,754
     Current portion of long-term obligations                                             523,364               387,577
     Deferred liabilities                                                                 215,432               292,787
                                                                                 -----------------     -----------------
Total current liabilities                                                               6,315,594             5,882,394

Long-term obligations, less current portion                                               393,861               134,696
                                                                                 -----------------     -----------------
Total liabilities                                                                       6,709,455             6,017,090

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $1.00 par value
          Authorized shares - 6,000,000
          Issued and outstanding shares - none                                                 --                    --
     Common stock, $.01 par value:
          Authorized shares - 50,000,000
          Issued and outstanding shares:
                     As of June 30, 2000 - 9,326,745
                     As of December 31, 1999 - 9,209,633                                   93,267                92,096
     Additional paid-in-capital                                                       107,076,412           106,227,784
     Deferred stock compensation                                                         (20,618)              (29,393)
     Accumulated deficit                                                             (48,681,531)          (42,520,588)
     Accumulated other comprehensive loss                                                (91,642)              (60,760)
                                                                                 -----------------     -----------------
Total shareholders' equity                                                             58,375,888            63,709,139
                                                                                 -----------------     -----------------
Total liabilities and shareholders' equity                                           $ 65,085,343         $  69,726,229
                                                                                 =================     =================

                             SEE ACCOMPANYING NOTES.

                                 SONOSITE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     QUARTER ENDED                          TWO QUARTERS ENDED
                                                       JUNE 30,                                  JUNE 30,
                                               2000                1999                 2000                 1999
                                          ----------------    ---------------      ----------------     ----------------
Sales revenue                                $  9,033,650       $         --          $ 17,019,160       $           --
Cost of sales                                   4,973,259                 --             9,597,178                   --
                                          ----------------    ---------------      ----------------     ----------------
Gross margin on sales revenue                   4,060,391                 --             7,421,982                   --

Grant revenue                                          --                 --                    --              124,506


Operating expenses:
     Research and development                   2,917,887          4,063,969             5,395,045            7,067,089
     Sales and marketing                        3,606,750          2,727,942             7,215,005            4,500,859
     General and administrative                 1,020,403            516,418             2,149,490            1,211,848
                                          ----------------    ---------------      ----------------     ----------------
Total operating expenses                        7,545,040          7,308,329            14,759,540           12,779,796

Other income, net                                 567,445            397,478             1,176,615              506,958
                                          ----------------    ---------------      ----------------     ----------------

Net loss                                     $(2,917,204)       $(6,910,851)          $(6,160,943)       $ (12,148,332)
                                          ================    ===============      ================     ================

Basic and diluted net loss per share         $     (0.31)       $     (0.99)          $     (0.67)       $       (2.06)
                                          ================    ===============      ================     ================

Weighted average shares used in
computation of basic and diluted
net loss per share                              9,284,093          6,962,987             9,254,501            5,909,147
                                          ================    ===============      ================     ================

                             SEE ACCOMPANYING NOTES.

                                 SONOSITE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               TWO QUARTERS ENDED
                                                                                                    JUNE 30,
                                                                                    ------------------------------------------
                                                                                           2000                   1999
                                                                                    --------------------    ------------------
Operating activities:
Net loss                                                                                  $ (6,160,943)        $ (12,148,332)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                            1,115,845               552,723
     Equity in loss of affiliate                                                                143,095                    --
     Amortization of premium on investment securities                                            62,267                    --
     Amortization of deferred compensation                                                        8,775               192,351
Changes in operating assets and liabilities:
     Increase in accounts receivable                                                        (2,141,392)                    --
     Increase in receivable from affiliate                                                    (276,821)                    --
     Increase in interest receivable                                                          (151,715)                    --
     Increase in inventories                                                                (4,699,393)                    --
     Decrease/(increase) in prepaid expenses                                                     41,585             (224,732)
     Increase in other assets                                                                 (148,986)               (5,092)
     Increase in accounts payable                                                               323,593               121,632
     Increase in accrued expenses                                                                51,175               821,311
     (Decrease)/increase in deferred liabilities                                               (77,355)                 3,777
                                                                                    --------------------    ------------------
Net cash used in operating activities                                                      (11,910,270)          (10,686,362)

Investing activities:
       Purchase of investments                                                             (30,484,623)          (35,192,489)
       Proceeds from maturities of investments                                               15,999,892               500,000
       Purchase of equipment                                                                (1,485,447)           (1,485,725)
       Proceeds on sale of equipment                                                             37,142                    --
       Investment in affiliate                                                                (500,000)                    --
       Other assets                                                                           (372,887)                    --
                                                                                    --------------------    ------------------
Net cash used in investing activities                                                      (16,805,923)          (36,178,214)

Financing activities:
       Decrease in checks drawn in excess of bank balances                                           --             (601,629)
       Repayment of long-term obligations                                                     (371,860)             (194,997)
       Proceeds from sale of common stock, net of issuance costs                                     --            35,526,255
       Exercise of stock options                                                                849,798               147,230
       Contributions from ATL Ultrasound                                                             --            12,000,000
                                                                                    --------------------    ------------------
Net cash provided by financing activities                                                       477,938            46,876,859

Net change in cash                                                                         (28,238,255)                12,283
Cash and cash equivalents at beginning of period                                             33,252,112             7,525,762
                                                                                    --------------------    ------------------
Cash and cash equivalents at end of period                                                $   5,013,857        $    7,538,045
                                                                                    ====================    ==================

Supplemental disclosure of cash flow information:
       Cash paid for interest                                                             $      39,662        $       78,479
                                                                                    ====================    ==================
Supplemental disclosure of non-cash investing and financing activities:
       Assets acquired through debt obligations                                           $     766,812        $           --
                                                                                    ====================    ==================
       Unrealized loss on investment                                                      $      30,882        $       92,800
                                                                                    ====================    ==================

                             SEE ACCOMPANYING NOTES.

                                 SONOSITE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

INTERIM FINANCIAL INFORMATION

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information furnished reflects, in the opinion of SonoSite, Inc. (SonoSite) management, all adjustments necessary (which are of a normal and reoccurring nature) for a fair presentation of the results for the interim periods presented. The results of operations for the quarter and two quarters ended June 30, 2000 are not necessarily indicative of our results to be expected for the entire year ending December 31, 2000 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, included in our Annual Report on Form 10-K.

SonoSite began operations in 1994 as a project of ATL Ultrasound, Inc., or ATL. The project was chartered to develop the design and specifications for a hand-carried ultrasound device. From inception through April 6, 1998, the project was organized as a separate division of ATL. On February 2, 1998, the ATL board of directors approved a plan to spin off SonoSite as an independent publicly owned company. This transaction was effected through a tax-free dividend distribution of SonoSite's shares to ATL shareholders as of April 6, 1998. ATL shareholders received one share of SonoSite common stock for every three shares of ATL common stock held. In addition, ATL option holders were granted one option to purchase SonoSite shares for every six options to purchase ATL shares.

The financial statement information for periods subsequent to SonoSite's spinoff as an independent company on April 6, 1998 consists solely of SonoSite's activity as a separate company.

INVESTMENTS

Investment securities consist of high grade corporate debt. While our intent is to hold our securities until maturity, we classified all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income or loss until realized. Realized gains and losses, if any, from the sale of available-for-sale securities are determined on a specific identification basis.

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

CONCENTRATIONS

In the ordinary course of business, we grant credit to a broad customer base. Of the accounts receivable balance as of June 30, 2000, 62% and 38% were receivable from international and domestic parties, respectively. In addition, 20% and 14% of the total accounts receivable balance outstanding as of June 30, 2000 were from single Japanese and United States customers, respectively.

For the quarter ended June 30, 2000, 53% and 47% of sales revenue related to domestic and international revenue, respectively. Of this revenue, two single customers accounted for 10% or greater of our total sales revenue as follows:
27% located in the United States and 23% located in Japan. Combined total sales revenue for these two customers was $4.5 million for the quarter ended June 30, 2000.

For the two quarters ended June 30, 2000, 38% and 62% of sales revenue related to domestic and international revenue, respectively. Of this revenue, two single customers accounted for 10% or greater of our total sales revenue as follows:
19% located in the United States and 40% located in Japan. Combined total sales revenue for these two customers was $10.0 million for the two quarters ended June 30, 2000.


ACCUMULATED OTHER COMPREHENSIVE LOSS

Other comprehensive losses consist entirely of net unrealized losses on investments for the quarter and two quarters ended June 30, 2000. For the quarter and two quarters ended June 30, 2000, we had an unrealized gain of $78,000 and unrealized loss of $31,000. For the quarter and two quarters ended June 30, 1999, we had an unrealized loss of $93,000. Comprehensive loss was $2.8 million and $7.0 million for the quarters ended June 30, 2000 and 1999, respectively, and $6.2 million and $12.2 million for the two quarters ended June 30, 2000 and 1999, respectively.

NET LOSS PER SHARE

Basic and diluted net loss per share were computed by dividing the net loss by the weighted average shares outstanding.

Options to purchase SonoSite shares and unvested restricted SonoSite shares were not included in the computations of diluted net loss per share because to do so would be antidilutive. As of June 30, 2000 and 1999, outstanding SonoSite options and unvested restricted shares issued by ATL in the dividend distribution that effected the spin-off totaled 186,406 and 276,491 and outstanding stock options issued by SonoSite as of June 30, 2000 and 1999 totaled 1,952,057 and 1,877,865.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements", which must be applied in the fourth quarter of 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. While we presently do not believe the impact from the guidance will have a significant effect on our financial statements, additional guidance from the SEC staff is expected to be issued, which could change our current understanding and expectations.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation". FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB 25) and is effective July 1, 2000. Specifically, FIN 44 clarifies the definition of "employee" for purposes of applying APB 25, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. We do not anticipate that the adoption of FIN 44 will have a material impact on our financial statements.

In July 2000, the Emerging Issues Task Force issued a conclusion on Issue No. 00-10 (EITF 00-10), "Accounting for Shipping and Handling Fees and Costs", which must be applied in the fourth quarter of 2000. EITF 00-10 requires that amounts billed to a customer for shipping and handling costs be classified as revenue. We currently net amounts billed to customers for shipping and handling against the related costs incurred and are evaluating the impact that the implementation of EITF 00-10 will have on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Form 10-Q contain forward-looking statements. Forward-looking statements provide our current expectations or forecast of future events. Our operations involve risks and uncertainties, which may cause actual results to differ materially from those predicted in the forward-looking statements. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from historical and expected results. Consequently, no forward-looking statements can be guaranteed and our actual results may differ materially. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the "Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price" described herein and in our Securities and Exchange Commission filings from time to time. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

SonoSite commenced operations in 1994 as a project of ATL. We were chartered to develop the design and specifications for a highly portable ultrasound device and other highly portable ultrasound products for potential use for diagnostic imaging in a multitude of clinical and field settings. From the time we started on this project until we became an independent company, we were organized as a separate division within ATL. On February 2, 1998, the ATL Board of Directors approved a plan to spin-off our division as an independent, publicly owned company. This transaction was completed through the tax-free distribution of one new share in SonoSite for every three shares of ATL stock held on April 6, 1998. ATL retained no ownership in SonoSite following the spin-off.

We finalized the development and commercialization of our first products in 1999, recognizing our initial product sales in September 1999. Our products are comprised of two highly portable imaging platforms, the SonoSite 180-TM- and SonoHeart-TM-, and four transducers.

Since we started operations, we have incurred losses. We expect to continue to incur operating losses until our product sales generate sufficient revenue to fund our continuing operations. However, we may not generate sufficient revenue to fund our operations in future periods.

RESULTS OF OPERATIONS

PRODUCT SALES

During the quarter and two quarters ended June 30, 2000, product revenue was $9.0 million and $17.0 million. Initial shipments of our products commenced in the third quarter of 1999. Accordingly, there were no product revenues in the first half of 1999. Product revenues are generally recognized at the time of shipment. As of June 30, 2000, our products included two primary platforms, the SonoSite 180 and SonoHeart, and four transducers, which may be used in a variety of applications. Transducers included a curved array transducer (C60), for abdominal imaging, an intra-cavital transducer (ICT) for transvaginal and intra-cavital imaging, a microconvex (C15) for cardiac imaging and a linear array (L38) for use in radiology, emergency medicine and vascular imaging. In future quarters, we expect to expand our transducer offerings to include a neonatal transducer for use in pediatric applications. We anticipate that product revenues in the third quarter will be similar to the second quarter and will increase as the year progresses.

GRANT REVENUE

There was no grant revenue for the two quarters ended June 30, 2000. There also was no grant revenue for the quarter ended June 30, 1999. For the two quarters ended June 30, 1999, grant revenue was $125,000. This revenue was recognized in accordance with terms of our contract with the Defense Department and was generally tied to achieving technological milestones. As of the end of March 1999, we had completed the project work and achieved all technical milestones under the contract. We expect no future revenue under the terms of the Defense Department contract.

COST OF SALES AND GROSS MARGIN ON SALES REVENUE

Cost of sales for the quarter and two quarters ended June 30, 2000, were $5.0 million and $9.6 million. Gross margins for the same periods were $4.1 million, which represented 45% of sales revenue, and $7.4 million, which represented 44% of sales revenue. As noted, there were no product sales during the first two quarters of 1999. We have predominantly used distributors world-wide to sell our products. Midway through the first quarter of 2000, we established a contract direct selling force in the United States that began selling product directly to end customers, improving our margins. As the percentage of United States product sales revenue increases and distributor discounts decrease from the early adoption discount levels offered, we expect margins to improve over time.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the quarter and two quarters ended June 30, 2000 were $2.9 million and $5.4 million. This is a decrease of $1.1 million from the $4.1 million reported for the comparable second quarter of 1999 and a decrease of $1.7 million from the $7.1 million reported for the two quarters ended June 30, 1999. The decrease in research and development expenses was primarily the result of decreases in initial development and start-up activities surrounding the design, tooling and manufacture of our initial products and accessories. Coinciding with our initial product shipments in September 1999, we began to capitalize, as part of our product costs, certain manufacturing overhead charges. Prior to our initial product sales, these costs were charged to research and development expenses. We anticipate that spending levels in research and development will increase in the third quarter as we focus additional resources on efforts to develop and release future products.

SALES AND MARKETING EXPENSES

Sales and marketing expenses for the quarter and two quarters ended June 30, 2000 were $3.6 million and $7.2 million. This is an increase of $879,000 from the $2.7 million reported for the second quarter of 1999 and an increase of $2.7 million from the $4.5 million reported for the two quarters ended June 30, 1999. The increase was primarily the result of increases in personnel and personnel-related expenses, including our contract direct sales force, and increases in advertising and promotion activity to support existing products and introduce our high-frequency system and linear transducer to new market segments. We expect sales and marketing expenses to increase as we continue promotional activity, expand our contract direct sales force and support our worldwide distribution network.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter and two quarters ended June 30, 2000 were $1.0 million and $2.1 million. This is an increase of $504,000 from $516,000 reported for the second quarter of 1999 and an increase of $938,000 from $1.2 million reported for the two quarters ended June 30, 2000. The increase was primarily the result of additional personnel being added to support the growing development, marketing and distribution functions, including accounting and finance, investor relations, human resources, facilities and information services. In addition, outside service fees relating to legal, accounting and annual reporting requirements have increased. We intend to add administrative personnel to support those activities mentioned above. As a result, we expect that general and administrative expenses will increase in those areas.

NET LOSS

Net loss for the quarter and two quarters ended June 30, 2000 was $2.9 million and $6.2 million. This is a decrease of $4.0 million from $6.9 million reported for the second quarter of 1999 and a decrease of $6.0 million from $12.1 million reported for the two quarters ended June 30, 1999. The net loss decrease during the second quarter and two quarters ended June 30, 2000 was almost entirely related to the gross margin received on product sales thus far in 2000. These reductions to our net loss were partially offset by a net increase in operating expenses discussed above. We expect to incur net losses in the near term as we continue to develop the highly portable imaging markets, enhance our selling network, continue research and development activity, internalize manufacturing operations, support current and future customer needs and continue to provide necessary administrative support for increased activities throughout SonoSite.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements have been funded by $64.7 million raised through sales of common stock, together with the $30 million from ATL received in connection with our spin-off and development grants of $4.9 million from the Department of the Navy through an award via the Advanced Research Projects Agency.

On April 6, 1998, the day we became an independent public company, ATL contributed to our capital all cumulative expenditures made by them on our business while we were an operating division within ATL, net of funds received from the U.S. Navy. This book capital contribution totaled $10.6 million. In addition, ATL contributed $30 million in cash in two payments; $18 million in April of 1998 and $12 million in January of 1999.

During 1999, we raised additional cash through two equity offerings. In April 1999, we raised net proceeds of $35.4 million through the public issuance of 2,990,000 shares of our common stock. In November 1999, we raised additional net proceeds of $29.3 million through the private placement of 1,250,000 shares of our common stock.

As of June 30, 2000, cash and cash equivalents totaled $5.0 million, a decrease of $28.3 million from $33.3 million as of December 31, 1999. This excludes $26.7 million in short-term investment securities and $7.4 million in investment securities with terms longer than one year as of June 30, 2000. As of December 31, 1999, $16.6 million in short-term investment securities and $3.2 million in investment securities with terms longer than one year were excluded from the cash and cash equivalent balance. The decrease in cash and cash equivalents is primarily the result of investing activities of $16.8 million and operating activities of $11.9 million during the first half of 2000. While recent quarterly losses have been reduced, our cash requirements have remained significant primarily due to increases in accounts receivable and inventories. We expect cash requirements in 2000 to be less than in 1999 due to anticipated increases in quarterly revenues that will generate lower losses and increasing collections on trade receivables.

We believe the existing cash and cash equivalents and funds available to us through lease financing and other sources of debt financing should be sufficient to fund our operations through 2002. However, it is difficult to accurately predict the amount of cash that we may require during the upcoming year, which will depend in part upon factors beyond our control. These factors include: lower than anticipated product adoption rates, lower revenues on our existing and new products, technical obstacles, cost overruns in research and development programs or manufacturing activities and greater than anticipated administrative expenses. If we require additional capital, there can be no assurance that adequate financing will be available to us on a timely basis, on favorable terms, or at all.


YEAR 2000 INFORMATION SYSTEMS REVIEW AND STATUS

In June 1998, we began working to address the possible side effects of the potential inability of computer programs to adequately process date information after December 31, 1999 (the Year 2000 issue). Up to the date of this report, we have not detected or learned of any material failings in our products, information technology infrastructure or computer systems in performing date recording and computation accurately in the year 2000 or in accomodating the leap year for the year 2000. There have been no reported failures of our products in the field to recognize dates or conduct calculations as a result of the year 2000 issue. We do not expect additional significant expenditures related to the Year 2000 issue.

IMPORTANT FACTORS THAT MAY AFFECT OUR BUSINESS, OUR RESULTS OF OPERATIONS AND OUR STOCK PRICE

WE HAVE A LIMITED OPERATING HISTORY AND THERE ARE NUMEROUS REASONS WHY WE MAY NOT BE SUCCESSFUL

We commenced operations as a separate company in April 1998. Prior to that, we operated as a business unit of ATL. We shipped our first products in September 1999. Accordingly, we have a limited operating history and our prospects for success are difficult to determine. You should consider our business and prospects in light of the risks and uncertainties encountered by new technology companies in making investment decisions about our common stock. There are many reasons why we may be unsuccessful in implementing our strategy, including:

- any inability to manufacture our products with the quality and quantity necessary to achieve profitability;

- our dependence on the market acceptance of a new platform for imaging procedures;

- our inability to achieve market acceptance of our products for any other reason;

-  our reliance on third-party manufacturing of our products;

-  our need to maintain and expand distribution networks;

-  our need to obtain governmental approvals in key foreign markets;

-  any loss of key personnel;

-  any inability to respond effectively to competitive pressures;

-  any inability to manage rapid growth and expanding operations; and

-  any failure to comply with governmental regulations.

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES AND WE MAY NEVER BE PROFITABLE

We have incurred net losses in each quarter since we started operations and have only recently begun product sales. As of June 30, 2000, we had an accumulated deficit of approximately $48.7 million, including approximately $10.3 million that accumulated before we commenced operations as a separate company in April 1998. We expect to incur substantial additional expenses in the future as we continue to conduct research and development efforts on newer generation products and increase sales and marketing efforts on our current products. We will need to generate significant additional revenues in the future before we will be able to achieve and maintain profitability. Our business strategies may not be successful and we may not be profitable in any future period. If we do become profitable, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

DEMAND FOR OUR PRODUCTS MAY FLUCTUATE, IS SUBJECT TO NUMEROUS UNCERTAINTIES AND MAY NOT SUPPORT A PROFITABLE BUSINESS

Our products represent a new platform for imaging procedures, ultrasound in particular, and we have only sold our products in limited quantities. The market for hand-carried, high-performance ultrasound imaging devices is new and largely untested. We do not know the rate at which physicians or other healthcare providers will adopt our products or the rate at which they will purchase them in the future. Acceptance of our products by medical professionals, including physicians and other medical professionals who do not currently use ultrasound, is essential to our success and may require us to overcome resistance to a new platform for ultrasound imaging. Use of our products will require training for medical professionals who currently do not use ultrasonic imaging instruments. The time required to complete such training may be substantial and could result in a delay or decrease in market acceptance. Currently, patients requiring an ultrasound examination are generally referred to a centralized testing location. Radiologists and other specialized providers of ultrasound at these locations may have an incentive to discourage market acceptance for our products in order to maintain these referrals.

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

WE RELY ON ATL FOR MANUFACTURING OUR PRODUCTS AND ANY INTERRUPTION OR DELAY AT ATL COULD HARM OUR BUSINESS

We have contracts with ATL for manufacturing services for some of our ultrasound products. These services are critical to our ability to deliver our products to customers. ATL may be unable to provide all the manufacturing capacity we will need to meet our planned objectives. Although we believe that we will ultimately develop alternative sources for the services provided by ATL, we may lose future sales and incur additional expenses as a result of any interruption or delay by ATL in manufacturing our products. Additionally, ATL has the right to terminate our manufacturing contract on 180 days' notice.

WE INTEND TO ASSUME SOME OR ALL OF THE MANUFACTURE AND ASSEMBLY OF OUR PRODUCTS BUT WE HAVE LIMITED MANUFACTURING EXPERIENCE OR CAPABILITY

Within the next year, we intend to assume some or all of the manufacture and assembly of our products. To do so, we will be required to develop our own manufacturing capability. We may be unable to comply with regulations applicable to manufacturers of ultrasound devices or manufacture our products at a cost or in quantities necessary to achieve or maintain profitability. In addition to compliance with regulatory requirements, we may encounter difficulties in scaling up production of our products, including problems involving manufacturing yields, quality control and assurance and shortages of qualified personnel. We will also need to effectively manage raw material inventories to minimize shortages that would disrupt manufacture. We have limited experience with manufacturing and assembly and we may be unable to successfully meet these challenges.

IF OUR THIRD-PARTY VENDORS FAIL TO SUPPLY US WITH THE HIGHLY SPECIALIZED PARTS AND OTHER COMPONENTS WE NEED FOR OUR PRODUCTS, WE WILL BE UNABLE TO EFFECTIVELY SHIP OUR PRODUCTS

We depend on third-party vendors to supply highly specialized parts, such as custom-designed integrated circuits and some transducer components. These vendors may experience difficulty in manufacturing these parts, or in meeting our quality standards. In addition, these parts generally have long order lead-times that restrict our ability to respond quickly to changing market conditions. If we are required to switch vendors, the manufacture and delivery of our products could be interrupted for an extended period. We also rely on third party vendors to supply essential parts and components that are in high demand in other industries such as electronics manufacturing and telecommunications equipment manufacturing. Our ability to manufacture and deliver products in a timely manner could be harmed if these vendors fail to maintain an adequate supply of these components.

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

WE MAY BE UNABLE TO MANAGE OUR GROWTH, WHICH COULD STRAIN OUR RESOURCES AND IMPAIR OUR ABILITY TO DELIVER OUR PRODUCTS

We expect significant growth in all areas of operations as we develop and market our products. We will need to add personnel and expand our capabilities, which may strain our existing management, operational, financial and other resources. To compete effectively and manage future growth, we must

-  accurately forecast demand for our products;

-  train, manage and motivate a growing employee base; and

-  improve existing operational, financial and management information systems.

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

OUR QUARTERLY OPERATING RESULTS ARE UNCERTAIN AND MAY FLUCTUATE SIGNIFICANTLY, WHICH COULD IMPAIR THE VALUE OF YOUR INVESTMENT

Our future operating results will depend on numerous factors, many of which we do not control. Changes in any or all of these factors could cause our operating results to fluctuate and increase the volatility of our stock. Some of these factors are

-  demand for our products;

-  product and price competition;

-  changes in the costs of components;

-  success of our indirect sales and contract sales force;

- successful development and commercialization of new and enhanced products on a timely basis;

- timing of new product introductions and product enhancements by us or our competitors; and

-  timing and magnitude of our expenditures.

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

THE MARKET FOR ULTRASOUND IMAGING PRODUCTS IS HIGHLY COMPETITIVE AND WE MAY BE UNABLE TO COMPETE EFFECTIVELY

The existing market for ultrasound imaging products is well established and intensely competitive. In addition, we are seeking to develop new markets for our hand-carried ultrasound imaging products. We expect competition to increase as potential and existing competitors begin to enter these new markets or modify their existing products to compete directly with ours. Our primary competitors have

-  better name recognition;

-  significantly greater financial resources; and

-  existing relationships with some of our potential customers.

Our competitors may be able to use their existing relationships to discourage customers from purchasing our products. In addition, our competitors may be able to devote greater resources to the development, promotion and sale of new or existing products, thereby allowing them to respond more quickly to new or emerging technologies and changes in customer requirements.

WE HAVE LIMITED SALES AND MARKETING EXPERIENCE AND RELY ON AN INDIRECT SALES AND DISTRIBUTION NETWORK AND A CONTRACT DIRECT SALES FORCE TO SELL OUR PRODUCTS, WHICH WE MAY BE UNABLE TO SUCCESSFULLY MAINTAIN OR REPLACE

We have limited sales and distribution capabilities and have established an indirect sales and distribution network and contract direct sales force to sell our products domestically and internationally. Our future revenue growth will depend in large part on our success in maintaining and expanding these sales channels. We depend on these distributors to help promote market acceptance and demand for our products. We established our contract sales force within the United States midway through the first quarter of 2000. We may elect to develop additional direct sales and distribution capabilities in the future or we may be required to do so if we fail to maintain or expand our existing third-party distribution network. Additional development of our distribution capabilities will be expensive and time-consuming. We may be unable to develop our own distribution capabilities in a timely manner, if at all, which would have an adverse effect on our ability to sell our products.

Many of our third-party distributors are in the business of distributing other, sometimes competing, medical products. As a result, our products may not receive the resources and support required within this network to meet our sales objectives.

We intend to manage our third-party distribution network with sales directors. These sales directors will need a high level of technical expertise and knowledge regarding our products' capabilities and ultrasound imaging products in general and their use. We face intense competition for qualified sales directors and may be unable to attract and retain such personnel, which would adversely affect our ability to expand and maintain our third-party distribution network.

IF WE DO NOT RETAIN KEY EMPLOYEES AND ATTRACT ADDITIONAL HIGHLY SKILLED EMPLOYEES, WE WILL NOT BE SUCCESSFUL

Our future performance will depend largely on the efforts and abilities of our key technical, marketing and managerial personnel and our ability to retain them. Our success depends on our ability to attract and retain additional key personnel in the future. The loss of any of our key employees could adversely affect our business, particularly the loss of any of our key engineering personnel. We do not have employment agreements with any of our employees. We do not maintain key person insurance on any of our employees.

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

OUR PRODUCTS MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, WHICH COULD SUBJECT US TO SIGNIFICANT LIABILITY

Many of our competitors in the ultrasound imaging business hold issued patents and have filed, or may file, patent applications. Our competitors may claim our technology or products infringe upon the technology covered by these patents or patent applications. Any such claims, with or without merit, could

-  be time-consuming to defend;

-  Result in costly litigation;

-  divert management's attention and resources;

-  cause product shipment delays;

-  require us to enter into royalty or licensing agreements;

-  prevent us from manufacturing or selling some or all of our products; or

-  result in our liability to one or more of these competitors.

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

WE MAY INCUR TAX LIABILITY IN CONNECTION WITH OUR SPINOFF FROM ATL

Our spinoff was treated by ATL as a tax-free spinoff under Section 355 of the Internal Revenue Code of 1986, as amended. However, if ATL were to recognize taxable gain from the spinoff, the Internal Revenue Service could impose that liability on any member of the ATL consolidated group as constituted prior to the spinoff, including SonoSite. Under the spinoff agreement with ATL, ATL is required to cover 85% of any such liability (unless the tax is imposed due to the actions by ATL solely or SonoSite solely, in which case ATL and SonoSite have agreed that the party who is solely at fault shall bear all of the tax liability). We cannot guarantee that ATL will honor its obligation to indemnify us or agree that it caused the liability to be imposed. If we were required to pay all or a portion of any taxes related to the spinoff, our business would be adversely affected.

GOVERNMENTAL REGULATION OF OUR BUSINESS COULD PREVENT US FROM INTRODUCING NEW PRODUCTS IN A TIMELY MANNER

All of our planned products and our manufacturing activities and the manufacturing activities of our third-party medical device manufacturers are subject to extensive regulation by a number of governmental agencies, including the U.S. Food and Drug Administration and comparable international agencies. We and such third-party manufacturers are or will be required to

-  undergo rigorous inspections by domestic and international agencies;

- obtain the prior approval of these agencies before we can market and sell our products; and

-  satisfy content requirements for all of our sales and promotional materials.

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

WE NEED TO ESTABLISH INTERNATIONAL MARKETS FOR OUR PRODUCTS AND OUR PROSPECTS OF DOING SO SUCCESSFULLY ARE UNCERTAIN

Our current business strategy depends on our ability to establish international markets for our products. We will need to devote significant management attention and financial resources to obtain any necessary foreign governmental approvals. International sales are subject to inherent risks, including

-  the costs of localizing products for foreign markets;

- longer accounts receivable collection periods and greater difficulty in accounts receivable collection, as compared to those experienced in the United States;

-  reduced protection for intellectual property rights in some countries;

-  fluctuations in the value of the U.S. dollar relative to other currencies;
   and

-  delays or failures in obtaining necessary regulatory approvals.

WE MAY FACE PRODUCT LIABILITY AND WARRANTY CLAIMS WHICH COULD RESULT IN SIGNIFICANT COSTS

The sale and support of our products entail the risk of product liability or warranty claims, such as those based on claims that the failure of one of our products resulted in a misdiagnosis. The medical instrument industry in general has been subject to significant medical malpractice litigation. We may incur significant liability in the event of such litigation. Although we maintain product liability insurance, we cannot be sure that this coverage is adequate or that it will continue to be available on acceptable terms, if at all.

We also may face warranty exposure, which could adversely affect our operating results. Our products carry a one-year warranty against defects in materials and workmanship. We will be responsible for all claims, actions, damages, liens, liabilities, costs and expenses under our manufacturing contract with ATL for all product recalls, returns and defects attributable to manufacturing.
We established accruals associated with product warranties. However, any unforeseen warranty exposure could adversely affect our operating results.

WE MAY REQUIRE ADDITIONAL FUNDING TO SATISFY OUR FUTURE CAPITAL EXPENDITURE NEEDS AND OUR PROSPECTS OF OBTAINING SUCH FUNDING ARE UNCERTAIN

Our future revenues may not be sufficient to support the expenses of our operations and the expansion of our business. We may therefore need additional equity or debt capital to finance our operations as we develop our products and expand our sales internationally. To date, our capital requirements have been met primarily by the sale of equity, contributions by ATL in connection with our spinoff and grant revenue from the U.S. Office of Naval Research under a U.S. Government Defense Advanced Research Projects Agency grant. ATL has met all of its funding obligations and we expect any future grant revenue to be immaterial. As such, if we need additional financing, we would need to explore other sources of financing, including public equity or debt offerings, private placements of equity or debt and collaborative or other arrangements with corporate partners. Financing may not be available when needed or may not be available on acceptable terms. If we are unable to obtain financing, we may be required to delay, reduce or eliminate some or all of our research and development and/or sales and marketing efforts.

ACCOUNTING RULES AND REGULATIONS MAY CHANGE

Generally Accepted Accounting Principles are continuously being evaluated as business transactions become more complex. Future guidance surrounding accounting treatment of what today is considered proper and acceptable may change and may cause us to reevaluate certain accounting methods utilized and estimates made. We cannot foresee areas where change may occur. These changes could have a negative impact on our financial results, which could negatively impact the value of our common stock.

OUR STOCK PRICE HAS BEEN AND IS LIKELY TO CONTINUE TO BE VOLATILE

The market price for our common stock and for securities of medical technology companies generally has been volatile in the past and is likely to continue to be volatile in the future. If you decide to purchase our shares, you may not be able to resell them at or above the price you paid due to a number of factors, including

-  actual or anticipated variations in quarterly operating results;

-  the loss of significant orders;

-  changes in earnings estimates by analysts;

- announcements of technological innovations or new products by our competitors;

-  changes in the structure of the healthcare financing and payment systems;

-  general conditions in the medical industry; and

- significant sales of our common stock by one or more of our principal shareholders.

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

There are provisions in our restated articles of incorporation, our bylaws and Washington law that make it more difficult for a third party to obtain control of SonoSite, even if doing so would be beneficial to our shareholders. Additionally, the acquisition of SonoSite may be made more difficult or expensive by the following:

- a provision in our license agreement with ATL requiring a significant cash payment to ATL upon a change in control of SonoSite;

-  a shareholder rights agreement; and

- acceleration provisions in benefit plans and change-in-control agreements with all of our employees.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk relating to changes in interest rates, which could adversely affect the value of our investments in marketable securities or increase interest expense on outstanding obligations.

As of June 30, 2000, our portfolio consisted of $34.1 million of interest bearing securities with maturities of less than two years. Our intent is to hold these securities until maturity, but have classified them as available-for-sale in the event of liquidation or unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for the remainder of 2000 from a hypothetical 10% increase in market interest rates would not have a material impact on either the investment portfolio or our obligations.

We distribute much of our product internationally through international distributors. Although virtually all transactions currently are transacted using United States dollars, economic and political risk exist within these international markets which we cannot control. In addition, we have an affiliate that maintains certain accounts in a foreign currency. If the United States dollar were to uniformly increase in strength by 10% in 2000 relative to the currency of our affiliate, we believe the impact on our financial results would not be significant.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 3, 2000, we held our annual meeting. As of the record date, March 15, 2000, there were 9,318,826 shares of common stock entitled to vote and 6,400,007 (69%) represented at the meeting. Election of the Board of Directors was submitted for vote and the following Directors were elected as a result, Kirby L. Cramer (Chairman), Edward V. Fritzky, Steven R. Goldstein, M.D.,
Ernest Mario, Ph.D., William G. Parzybok, Jr., Jeffrey Pfeffer, Ph.D., Dennis A. Sarti, M.D. and Jacques Souquet, Ph.D.

PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

         Exhibit 27   Financial Data Schedule

     b)  Reports on Form 8-K

     We filed a Current Report on Form 8-K on June 7, 2000 to report our announcement that our chief financial officer was leaving the Company.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SonoSite, Inc.
                                           (Registrant)


Dated:   August 10, 2000              By:      /S/ MICHAEL J. SCHUH
                                               MICHAEL J. SCHUH
                                               VICE PRESIDENT, FINANCE AND
                                               CHIEF FINANCIAL OFFICER
                                               (AUTHORIZED OFFICER AND PRINCIPAL
                                               FINANCIAL OFFICER)