Form 10-Q
period 2000-09-30
SONOSITE INC
filed 2000-11-14
CIK 1055355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2000

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

                                   ----------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes /X/    No / /


As of November 6, 2000, there were 9,583,599 shares of the registrant's $.01 par value Common Stock outstanding.

                                 SONOSITE, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                               Page No.
                                                                                                             -------------
Part I      Financial Information

Item 1.     Financial Statements (unaudited)

            Condensed Balance Sheets--September 30, 2000 and December 31, 1999.............................      3

            Condensed Statements of Operations--Quarter and three quarters ended September 30, 2000 and
            1999...........................................................................................      4

            Condensed Statements of Cash Flows--Three quarters ended September 30, 2000 and 1999...........      5

            Notes to Condensed Financial Statements........................................................      6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........      8

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.....................................      17

Part II     Other Information

Item 6.     Exhibits and Reports on Form 8-K...............................................................      18

            Signature......................................................................................      19

PART I:   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                                 SONOSITE, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                                 2000              1999
                                                                            -------------      -------------
Current assets:
     Cash and cash equivalents                                              $   8,342,947      $  33,252,112
     Short-term investment securities                                          23,204,082         16,594,050
     Accounts receivable, less allowance for doubtful
             accounts of $307,488 and $96,344, respectively                     9,965,862          7,856,547
     Receivable from related parties                                              892,657            400,009
     Accrued interest receivable                                                  544,286            484,684
     Inventories                                                                8,889,976          1,925,977
     Prepaid expenses and other assets                                          1,035,787            692,489
                                                                            -------------      -------------
Total current assets                                                           52,875,597         61,205,868

Property and equipment, net                                                     6,360,085          4,845,860
Long-term investment securities                                                 1,996,914          3,163,501
Investment in affiliates                                                          683,598            429,843
Other assets                                                                      805,796             81,157
                                                                            -------------      -------------
Total assets                                                                $  62,721,990      $  69,726,229
                                                                            =============      =============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                       $   2,972,552      $   2,718,276
     Accrued expenses                                                           2,437,897          2,483,754
     Current portion of long-term obligations                                     396,833            387,577
     Deferred liabilities                                                         592,641            292,787
                                                                            -------------      -------------
Total current liabilities                                                       6,399,923          5,882,394

Long-term obligations, less current portion                                       770,456            134,696
                                                                            -------------      -------------
Total liabilities                                                               7,170,379          6,017,090

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $1.00 par value
                 Authorized shares - 6,000,000
                 Issued and outstanding shares - none                                  --                 --
     Common stock, $.01 par value:
                 Authorized shares - 50,000,000
                 Issued and outstanding shares:
                     As of September 30, 2000 - 9,492,172
                     As of December 31, 1999 - 9,209,633                           94,922             92,096
     Additional paid-in-capital                                               108,741,325        106,227,784
     Deferred stock compensation                                                  (10,618)           (29,393)
     Accumulated deficit                                                      (53,261,307)       (42,520,588)
     Accumulated other comprehensive loss                                         (12,711)           (60,760)
                                                                            -------------      -------------
Total shareholders' equity                                                     55,551,611         63,709,139
                                                                            =============      =============
Total liabilities and shareholders' equity                                  $  62,721,990      $  69,726,229
                                                                            =============      =============

                             SEE ACCOMPANYING NOTES.

                                 SONOSITE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 QUARTER ENDED                  THREE QUARTERS ENDED
                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                            2000             1999             2000               1999
                                         -----------      -----------      ------------      ------------

Sales revenue                            $ 8,311,347      $   745,438      $ 25,330,507      $    745,438
Cost of sales                              4,674,473          507,571        14,271,651           507,571
                                         -----------      -----------      ------------      ------------
Gross margin on sales revenue              3,636,874          237,867        11,058,856           237,867

Grant revenue                                     --               --                --           124,506

Operating expenses:
     Research and development              3,096,329        4,072,731         8,491,374        11,139,820
     Sales and marketing                   4,642,158        2,187,057        11,857,163         6,687,916
     General and administrative              972,966          573,977         3,122,455         1,785,825
                                         -----------      -----------      ------------      ------------
Total operating expenses                   8,711,453        6,833,765        23,470,992        19,613,561

Other income, net                            494,802          342,304         1,671,417           849,262
                                         -----------      -----------      ------------      ------------
Net loss                                 $(4,579,777)     $(6,253,594)     $(10,740,719)     $(18,401,926)
                                         ===========      ===========      ============      ============

Basic and diluted net loss per share     $     (0.49)     $     (0.79)     $      (1.15)     $      (2.80)
                                         ===========      ===========      ============      ============

Weighted average shares used in
computation of basic and diluted
net loss per share                         9,426,020        7,883,109         9,326,673         6,574,365
                                         ===========      ===========      ============      ============

                             SEE ACCOMPANYING NOTES.

                                 SONOSITE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    THREE QUARTERS ENDED
                                                                                        SEPTEMBER 30,
                                                                                ------------------------------
                                                                                   2000               1999
                                                                                ------------      ------------
Operating activities:
Net loss                                                                        $(10,740,719)     $(18,401,926)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                 1,658,711           928,932
     Equity in loss of affiliates                                                    246,245              --
     Amortization of premium on investment securities                                 69,895              --
     Amortization of deferred compensation                                            18,775           262,506
    Changes in operating assets and liabilities:
     Increase in accounts receivable                                              (2,109,315)         (726,863)
     Increase in receivable from related parties                                    (492,648)             --
     Increase in interest receivable                                                 (59,602)             --
     Increase in inventories                                                      (6,963,999)       (1,646,841)
     Increase in prepaid expenses                                                   (343,298)         (235,789)
     Increase in other assets                                                       (351,752)             --
     Increase in accounts payable                                                    254,276           682,385
     (Decrease)/increase in accrued expenses                                         (45,857)          494,133
     Increase in deferred liabilities                                                299,854             2,751
                                                                                ------------      ------------
Net cash used in operating activities                                            (18,559,434)      (18,640,712)

Investing activities:
     Purchase of investments                                                     (38,465,183)      (38,008,661)
     Proceeds from maturities of investments                                      32,999,892         5,345,000
     Purchase of equipment                                                        (2,004,025)       (2,091,040)
     Proceeds on sale of equipment                                                    37,142              --
     Investment in affiliate                                                        (500,000)             --
     Other assets                                                                   (372,887)          (17,819)
                                                                                ------------      ------------
Net cash used in investing activities                                             (8,305,061)      (34,772,520)

Financing activities:
     Decrease in checks drawn in excess of bank balances                                --            (601,629)
     Repayment of long-term obligations                                             (561,037)         (235,674)
     Proceeds from sale of common stock, net of issuance costs                          --          35,526,255
     Exercise of stock options                                                     2,516,367           226,503
     Contributions from ATL Ultrasound                                                  --          12,000,000
                                                                                ------------      ------------
Net cash provided by financing activities                                          1,955,330        46,915,455

Net change in cash                                                               (24,909,165)       (6,497,777)
Cash and cash equivalents at beginning of period                                  33,252,112         7,525,762
                                                                                ============      ============
Cash and cash equivalents at end of period                                      $  8,342,947      $  1,027,985
                                                                                ============      ============

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                     $     67,739      $    101,420
                                                                                ============      ============
Supplemental disclosure of non-cash investing and financing activities:
     Assets acquired through long-term obligations                              $  1,206,053      $       --
                                                                                ============      ============
     Unrealized gain/(loss) on investment                                       $     48,049      $    (52,670)
                                                                                ============      ============

                             SEE ACCOMPANYING NOTES.

                                 SONOSITE, INC.


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

INTERIM FINANCIAL INFORMATION

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information furnished reflects, in the opinion of SonoSite, Inc. management, all adjustments necessary (which are of a normal and reoccurring nature) for a fair presentation of the results for the interim periods presented. The results of operations for the quarter and three quarters ended September 30, 2000 are not necessarily indicative of our results to be expected for the entire year ending December 31, 2000 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, included in our Annual Report on Form 10-K.

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

The financial statement information for periods subsequent to SonoSite's spin-off as an independent company on April 6, 1998 consists entirely of SonoSite's activity as a separate company.

INVESTMENTS

Investment securities consist of high-grade corporate debt. While our intent is to hold our securities until maturity, we classified all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income or loss until realized. Realized gains and losses, if any, from the sale of available-for-sale securities are determined on a specific identification basis.

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

CONCENTRATIONS

In the ordinary course of business, we grant credit to a broad customer base. Of the accounts receivable balance as of September 30, 2000, 52% and 48% were receivable from domestic and international parties, respectively. In addition, 17% of the total accounts receivable balance outstanding as of September 30, 2000 was from a single Japanese customer.

For the quarter ended September 30, 2000, 55% and 45% of sales revenue related to domestic and international revenue, respectively. Of this revenue, two single customers accounted for 10% or greater of our total sales revenue as follows:
12% located in the United States and 18% located in Japan. Combined total sales revenue for these two customers was $2.5 million for the quarter ended September 30, 2000.

For the three quarters ended September 30, 2000, 44% and 56% of sales revenue related to domestic and international revenue, respectively. Of this revenue, two single customers accounted for 10% or greater of our total sales revenue as follows: 17% located in the United States and 32% located in Japan. Combined total sales revenue for these two customers was $12.5 million for the three quarters ended September 30, 2000.

INVENTORIES

Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out method, or market. Inventories as of September 30 consist of the following:

                                2000           1999
                             ----------     ----------
          Raw material       $  644,714     $  407,307
          Finished goods      8,245,262      1,518,670
                             ----------     ----------
          Total              $8,889,976     $1,925,977
                             ==========     ==========

ACCUMULATED OTHER COMPREHENSIVE LOSS

Other comprehensive losses consist entirely of net unrealized losses on investments for the quarter and three quarters ended September 30, 2000. For the quarter and three quarters ended September 30, 2000, we had an unrealized gain of $79,000 and $48,000, respectively. For the quarter and three quarters ended September 30, 1999, we had an unrealized gain of $40,000 and an unrealized loss of $53,000, respectively. Comprehensive loss was $4.5 million and $6.3 million for the quarters ended September 30, 2000 and 1999, respectively, and $10.7 million and $18.5 million for the three quarters ended September 30, 2000 and 1999, respectively.

NET LOSS PER SHARE

Basic and diluted net loss per share were computed by dividing the net loss by the weighted average shares outstanding.

Options to purchase SonoSite shares and unvested restricted SonoSite shares were not included in the computations of diluted net loss per share because to do so would be antidilutive. As of September 30, 2000 and 1999, outstanding SonoSite options and unvested restricted shares, both issued by ATL in the dividend distribution that effected the spin-off, totaled 167,238 and 244,994 and outstanding stock options issued by SonoSite as of September 30, 2000 and 1999 totaled 1,957,203 and 1,884,015.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements", which must be applied in the fourth quarter of 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. We presently do not believe the impact from the guidance will have a significant effect on our financial statements.

In July we implemented the Financial Accounting Standards Board Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarified the application of Accounting Principles Board Opinion No. 25 (APB 25). Specifically, FIN 44 clarified the definition of "employee" for purposes of applying APB 25, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. There was no impact on our financial statements as a result of the implementation.

In July 2000, the Emerging Issues Task Force issued a conclusion on Issue No. 00-10 (EITF 00-10), "Accounting for Shipping and Handling Fees and Costs," which must be applied in the fourth quarter of 2000. EITF 00-10 requires that amounts billed to a customer for shipping and handling costs be classified as revenue. We currently net amounts billed to customers for shipping and handling against the related costs incurred and are evaluating the impact that the implementation of EITF 00-10 will have on our financial statements.

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

We finalized the development and commercialization of our first products in 1999, recognizing our initial product sales in September 1999. Our products are comprised of two highly portable imaging platforms, the SonoSite 180(TM) and SonoHeart(TM), which may be used with four transducers.

Since we started operations, we have incurred losses. We expect to continue to incur operating losses until our product sales generate sufficient revenue to fund our continuing operations. However, we may not generate sufficient revenue to fund our operations in future periods.

RESULTS OF OPERATIONS

PRODUCT SALES

During the quarter and three quarters ended September 30, 2000, product revenue was $8.3 million and $25.3 million. This is an increase of $7.6 million and $24.6 million over the quarter and three quarters ended September 30, 1999, both of which had minimal product revenue of $700,000 due to our initial product shipments not occurring until September 1999. Product revenues are generally recognized at the time of shipment. As of September 30, 2000, our products included two platforms, the SonoSite 180 and SonoHeart, which, when used in conjunction with one of our four transducers, may be used in a variety of applications. Our transducers include a curved array transducer (C60), for abdominal imaging, an intra-cavital transducer (ICT) for transvaginal and intra-cavital imaging, a microconvex (C15) for cardiac imaging and a linear array (L38) for use in radiology, emergency medicine and vascular imaging. In future quarters, we expect to expand our transducer offerings to include a neonatal transducer for use in pediatric applications. We anticipate that product revenues in the fourth quarter will increase over the third quarter.

GRANT REVENUE

There was no grant revenue for the three quarters ended September 30, 2000. There also was no grant revenue for the quarter ended September 30, 1999. For the three quarters ended September 30, 1999, grant revenue was $125,000. This revenue was recognized in accordance with terms of our contract with the Defense Department and was generally tied to achieving technological milestones. As of the end of March 1999, we had completed the project work and achieved all technical milestones under the contract. We expect no future revenue under the terms of the Defense Department contract.

COST OF SALES AND GROSS MARGIN ON SALES REVENUE

Cost of sales for the quarter and three quarters ended September 30, 2000, were $4.7 million and $14.3 million. This is an increase of $4.2 million and $13.8 million over the comparable periods in 1999. The increase is due to the fact that our initial product shipments, which were minimal, began in September of 1999.

Gross margins for the same periods were $3.6 million and $11.1 million, each representing 44% of sales revenue during the period. This is an increase of $3.4 million and $10.8 million over the comparable periods of 1999 when our gross margin dollars were considerably less due to our initial shipments not occurring until September.

We utilize distributors world-wide to sell our products and implemented a contract direct selling force midway through the first quarter of 2000 in the United States (in addition to our U.S. distributors). The gross margin earned from our direct sales is higher than that received from distributor sales and therefore as the number and percentage of direct sales increase, we expect our margins to improve, provided product cost levels are maintained or decreased. During the current quarter, the direct sales volume and percentage of sales increased as anticipated, however, our product costs also increased as a result of negative production volume variances caused by underutilization of our productive resources. We anticipate that our direct sales will continue to increase both in number and as a percentage of total revenue. However, we do not expect significant increases in margins due to negative production variances associated with production downtime during our transition of our manufacturing lines from ATL Ultrasound to our own facility, which we expect to occur in the fourth quarter.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the quarter and three quarters ended September 30, 2000 were $3.1 million and $8.5 million. This is a decrease of $1.0 million from the $4.1 million reported for the comparable third quarter of 1999 and a decrease of $2.6 million from the $11.1 million reported for the three quarters ended September 30, 1999. The decrease in research and development expenses was primarily the result of decreases in initial development and start-up activities surrounding the design, tooling and manufacture of our initial products and accessories. Coinciding with our initial product shipments in September 1999, we began to include, as part of our product costs, certain manufacturing overhead charges. Prior to our initial product sales, these costs were charged to research and development expenses. We anticipate that spending levels in research and development will increase in the fourth quarter as we focus additional resources on efforts to develop and release future products.

SALES AND MARKETING EXPENSES

Sales and marketing expenses for the quarter and three quarters ended September 30, 2000 were $4.6 million and $11.9 million. This is an increase of $2.4 million from the $2.2 million reported for the third quarter of 1999 and an increase of $5.2 million from the $6.7 million reported for the three quarters ended September 30, 1999. The increase was primarily the result of increases in personnel and personnel-related expenses, including our contract direct sales force and related commissions, and increases in advertising and promotion activity to support existing products and continued market segment introductions of our high-frequency system and linear transducer. We expect sales and marketing expenses to increase as we continue promotional activity and market research, expand our contract direct sales force, increase revenues generated from the direct sales force and support our worldwide distribution network.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter and three quarters ended September 30, 2000 were $1.0 million and $3.1 million. This is an increase of $399,000 from $574,000 reported for the third quarter of 1999 and an increase of $1.3 million from $1.8 million reported for the three quarters ended September 30, 1999. The increase was primarily the result of additional personnel being added to support the growing development, marketing and distribution functions, including accounting and finance, investor relations, human resources, facilities and information services. In addition, outside service fees relating to legal, accounting and annual reporting requirements have increased. We intend to add administrative personnel to support those activities mentioned above. As a result, we expect that general and administrative expenses will increase in those areas.

NET LOSS

Net losses for the quarter and three quarters ended September 30, 2000 were $4.6 million and $10.7 million. This is a decrease of $1.7 million from $6.3 million reported for the third quarter of 1999 and a decrease of $7.7 million from $18.4 million reported for the three quarters ended September 30, 1999. The net loss decrease during the third quarter and three quarters ended September 30, 2000 was almost entirely related to the gross margin received on product sales thus far in 2000. These reductions to our net loss were partially offset by a net increase in operating expenses discussed above. We expect to incur net losses in the near term as we continue to develop the highly portable imaging markets, enhance our selling network, expand our direct selling network into Europe, continue research and development activity, internalize manufacturing operations, support current and future customer needs and continue to provide necessary administrative support for increased activities throughout SonoSite.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements have been funded by $64.7 million raised through sales of common stock, together with the $30 million from ATL received in connection with our spin-off and development grants of $4.9 million from the Department of the Navy through an award via the Advanced Research Projects Agency.

On April 6, 1998, the day we became an independent public company, ATL contributed to our capital all cumulative expenditures made by them on our business while we were an operating division within ATL, net of funds received from the U.S. Navy. This book capital contribution totaled $10.6 million. In addition, ATL contributed $30 million in cash, $18 million in April of 1998 and $12 million in January of 1999.

During 1999, we raised additional cash through two equity offerings. In April 1999, we raised net proceeds of $35.4 million through the public issuance of 2,990,000 shares of our common stock. In November 1999, we raised additional net proceeds of $29.3 million through the private placement of 1,250,000 shares of our common stock.

As of September 30, 2000, cash and cash equivalents totaled $8.3 million, a decrease of $25.0 million from $33.3 million as of December 31, 1999. This excludes $23.2 million in short-term investment securities and $2.0 million in investment securities with terms longer than one year as of September 30, 2000. As of December 31, 1999, $16.6 million in short-term investment securities and $3.2 million in investment securities with terms longer than one year were excluded from the cash and cash equivalent balance. The decrease in cash and cash equivalents is primarily the result of operating activities of $18.6 million and investing activities of $8.3 million. The cash used in operating activities is primarily comprised of our net loss and increases in inventory and accounts receivable balances. The cash used in investing activities is primarily related to purchases of investments exceeding sales and acquisition of capital equipment. Our cash requirements have remained significant primarily due to our operating losses and increases in accounts receivable and inventories. Although we anticipate losses to decrease, inventory levels to decline, and accounts receivable balances to increase only moderately as sales revenue is generated, we expect to continue our negative cash flow throughout the year to fund ongoing operations and increase our direct European presence.

We believe the existing cash and cash equivalents and capital available to us through lease financing and other sources of debt financing should be sufficient to fund our operations through 2002. However, it is difficult to accurately predict the amount of cash that we may require to fund operations, which will depend in part upon factors beyond our control. These factors include product adoption rates, revenues on our existing and new products, technical obstacles and actual expenses associated with research and development programs, manufacturing activities and administrative programs. If we require additional capital, there can be no assurance that adequate financing will be available to us on a timely basis, on favorable terms, or at all.

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES AND WE MAY NEVER BE PROFITABLE

We have incurred net losses in each quarter since we started operations and have only recently begun product sales. As of September 30, 2000, we had an accumulated deficit of approximately $53.3 million, including approximately $10.3 million that accumulated before we commenced operations as a separate company in April 1998. We expect to incur substantial additional expenses in the future as we continue to conduct research and development efforts on newer generation products and increase sales and marketing efforts on our current products. We will need to generate significant additional revenues in the future before we will be able to achieve and maintain profitability. Our business strategies may not be successful and we may not be profitable in any future period. If we do become profitable, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

DEMAND FOR OUR PRODUCTS MAY FLUCTUATE, IS SUBJECT TO NUMEROUS UNCERTAINTIES AND MAY NOT SUPPORT A PROFITABLE BUSINESS

Our products represent a new platform for imaging procedures, ultrasound in particular, and we have only sold our products in limited quantities. The market for hand-carried, high-performance ultrasound imaging devices is new and largely untested. We do not know the rate at which physicians, emergency medical personnel or other healthcare providers will adopt our products or the rate at which they will purchase them in the future. Acceptance of our products by medical professionals, including physicians and other medical professionals who do not currently use ultrasound, is essential to our success and may require us to overcome resistance to a new platform for ultrasound imaging. Use of our products will require training for medical professionals who currently do not use ultrasonic imaging instruments. The time and cost required to complete such training may be substantial and could result in a delay or decrease in market acceptance. Currently, patients requiring an ultrasound examination are generally referred to a centralized testing location. Radiologists and other specialized providers of ultrasound at these locations may have an incentive to discourage market acceptance for our products in order to maintain these referrals.

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

WE RELY ON ATL FACILITIES AND RESOURCES FOR SOME OF OUR PRODUCT MANUFACTURING AND ANY INTERRUPTION OR DELAY AT ATL COULD HARM OUR BUSINESS

We have contracts with ATL for manufacturing services for some of our ultrasound products. These services are critical to our ability to deliver our products to customers. ATL may be unable to provide all the manufacturing capacity we will need to meet our planned objectives. Although we believe that we will ultimately be successful in transitioning sources for the services provided by ATL elsewhere, we may lose future sales and incur additional expenses as a result of any interruption or delay by ATL in manufacturing our products.

WE ASSUMED SOME OF THE MANUFACTURE AND ASSEMBLY OF OUR PRODUCTS BUT WE HAVE LIMITED MANUFACTURING EXPERIENCE OR CAPABILITY

We assumed some and will continue to assume additional manufacture and assembly of our products. We may be unable to comply with regulations applicable to manufacturers of ultrasound devices or manufacture our products at a cost or in quantities necessary to achieve or maintain profitability. In addition to compliance with regulatory requirements, we may encounter difficulties in scaling up production of our products, including problems involving manufacturing yields, quality control and assurance and shortages of qualified personnel. We will also need to effectively manage raw material inventories to minimize shortages that would disrupt manufacture. We have limited experience with manufacturing and assembly and we may be unable to successfully meet these challenges.

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

OUR FUTURE SUCCESS COULD BE IMPAIRED IF THE PERCEPTION OF OUR PRODUCTS IS BASED ON ANY EARLY PERFORMANCE PROBLEMS

We will not succeed unless the marketplace is confident that we can provide quality products and deliver them in a timely manner. Our product is still relatively new and if they fail to perform as advertised or if they are perceived as being difficult to use or causing discomfort to patients, the public image of our products may be impaired. Public perception may also be impaired if we fail to deliver our products in a timely manner due to difficulties with our suppliers and vendors or due to our inability to efficiently manufacture and assemble products in-house. A tarnished reputation could result in the failure of our products to gain market acceptance even after any quality or delivery problems are resolved.

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

We have limited sales and distribution capabilities and have established an indirect sales and distribution network and contract direct sales force to sell our products domestically and internationally. Our future revenue growth will depend in large part on our success in maintaining and expanding these sales channels. We depend on these distributors to help promote market acceptance and demand for our products. We established our contract sales force within the United States midway through the first quarter of 2000 and expect to establish a direct sales force in selected European markets. We may elect to develop additional direct sales and distribution capabilities in the future or we may be required to do so if we fail to maintain or expand our existing third-party distribution network. Additional development of our distribution capabilities will be expensive and time-consuming. We may be unable to develop our own distribution capabilities in a timely manner, if at all, which would have an adverse effect on our ability to sell our products.

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

WE MAY INCUR TAX LIABILITY IN CONNECTION WITH OUR SPIN-OFF FROM ATL

Our spin-off was treated by ATL as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986, as amended. However, if ATL were to recognize taxable gain from the spin-off, the Internal Revenue Service could impose that liability on any member of the ATL consolidated group as constituted prior to the spin-off, including SonoSite. Under the spin-off agreement with ATL, ATL is required to cover 85% of any such liability (unless the tax is imposed due to the actions by ATL solely or SonoSite solely, in which case ATL and SonoSite have agreed that the party who is solely at fault shall bear all of the tax liability). We cannot guarantee that ATL will honor its obligation to indemnify us or agree that it caused the liability to be imposed. If we were required to pay all or a portion of any taxes related to the spin-off, our business would be adversely affected.

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

WE MAY REQUIRE ADDITIONAL FUNDING TO SATISFY OUR FUTURE CAPITAL EXPENDITURE NEEDS AND OUR PROSPECTS OF OBTAINING SUCH FUNDING ARE UNCERTAIN

Our future revenues may not be sufficient to support the expenses of our operations and the expansion of our business. We may therefore need additional equity or debt capital to finance our operations as we develop our products and expand our sales internationally. To date, our capital requirements have been met primarily by the sale of equity, contributions by ATL in connection with our spin-off and grant revenue from the U.S. Office of Naval Research under a U.S. Government Defense Advanced Research Projects Agency grant. ATL has met all of its funding obligations and we expect any future grant revenue to be immaterial. As such, if we need additional financing, we would need to explore other sources of financing, including public equity or debt offerings, private placements of equity or debt and collaborative or other arrangements with corporate partners. Financing may not be available when needed or may not be available on acceptable terms. If we are unable to obtain financing, we may be required to delay, reduce or eliminate some or all of our research and development and/or sales and marketing efforts.

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

As of September 30, 2000, our portfolio consisted of $25.2 million of interest bearing securities with maturities of less than two years. Our intent is to hold these securities until maturity, but have classified them as available-for-sale in the event of liquidation or unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for the remainder of 2000 from a hypothetical 10% increase in market interest rates would not have a material impact on either the investment portfolio or our obligations.

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

PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

     Exhibit 27   Financial Data Schedule

     b)  Reports on Form 8-K

     No reports were filed on form 8-K during the quarter ended September 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SonoSite, Inc.
                                     (Registrant)


Dated:   November 10, 2000          By:      /S/ MICHAEL J. SCHUH
                                             MICHAEL J. SCHUH
                                             VICE PRESIDENT, FINANCE AND
                                             CHIEF FINANCIAL OFFICER
                                             (AUTHORIZED OFFICER AND PRINCIPAL
                                             FINANCIAL OFFICER)