Form 10-K
period 2000-12-31
SONOSITE INC
filed 2001-04-02
CIK 1055355

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON D.C. 20549

                             _____________________

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

          SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     (X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          for the year fiscal year ended December 31, 2000

     (_) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          for the transition period from           to

                        Commission file number 0-23791

                                SONOSITE, INC.

            (Exact name of registrant as specified in its charter)

                        Washington                                                          91-1405022
-----------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification Number)

                             21919 30/th/ Drive SE
                            Bothell, WA 98021-3904
                                (425) 951-1200

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   (X)    No (_)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (_)

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sale price of the registrant's Common Stock on March 14, 2001, as reported on the Nasdaq National Market, was $122,406,962.

As of March 14, 2001, there were 9,600,546 shares of the registrant's Common Stock outstanding.

Portions of the registrant's Proxy Statement relating to its 2001 annual meeting of stockholders are incorporated by reference into Part III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the registrant's fiscal year ended December 31, 2000.

                                SONOSITE, INC.
                          ANNUAL REPORT ON FORM 10-K

                                   CONTENTS

                                                                                                                 Page No.
                                                                                                                 --------
PART I...........................................................................................................   1
     Item 1.    Business.........................................................................................   1
     Factors Affecting our Operating Results, Our Business and Our Stock Price...................................  14
     Item 2.    Properties.......................................................................................  24
     Item 3.    Legal Proceedings................................................................................  24
     Item 4.    Submission of Matters to a Vote of Security Holders..............................................  24
PART II..........................................................................................................  25
     Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters............................  25
     Item 6.    Selected Financial Data..........................................................................  26
     Item 7.    Management's Discussion and Analysis of Financial Condition and Results of  Operations...........  27
     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.......................................  31
     Item 8.    Financial Statements and Supplementary Data......................................................  32
     Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............  52
PART III.........................................................................................................  53
     Item 10.   Directors and Executive Officers of the Registrant...............................................  53
     Item 11.   Executive Compensation...........................................................................  53
     Item 12.   Security Ownership of Certain Beneficial Owners and Management...................................  53
     Item 13.   Certain Relationships and Related Transactions...................................................  53
PART IV..........................................................................................................  54
     Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................  54

                                    PART I

Our discussion and analysis in this report contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements include statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. When used in this discussion, the words "believes," "anticipates" and "intends" and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forwardlooking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under "Factors Affecting Our Operating Results, Our Business and Our Stock Price."

Readers should not unduly rely on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Readers should, however, review the factors and risks we describe in reports we file from time to time with the Securities and Exchange Commission after the date of this report.

Item 1.   Business

Overview

SonoSite was formerly the handheld ultrasound device division of ATL Ultrasound, Inc. (ATL), a leader in high-end, digital ultrasound machines. Beginning as a division of ATL, we were formed to develop the design and specifications for a highly portable ultrasound device. In April 1998, we were spun off as an independent, publicly owned Washington corporation to further the development and commercialization of high-performance, miniaturized ultrasound devices. The majority of the engineers responsible for the development of our technology at ATL joined us at the time of the spin-off. Under an agreement with ATL, we have exclusive rights through April 5, 2003 to use all applicable ATL technology in the area of miniaturized digital ultrasound imaging, including any further advances made by ATL prior to April 5, 2001.

Typically, physicians utilize ultrasound imaging as an effective tool for noninvasive visual examination of soft tissue. However, they often do not have immediate point-of-care access to high-quality ultrasound imaging due to the cost, size and complexity of existing high-quality ultrasound machines. Specialists who produce ultrasound images within specialized clinics or departments within a hospital on a referral basis typically operate these expensive, larger and more complex machines. We believe that our products put high-quality ultrasound imaging directly in the hands of the front-line physicians who utilize ultrasound as part of their diagnostic procedures but either outsource ultrasound imaging or rely on lower-quality ultrasound imaging performed at the point of care.

Our first products, the SonoSite(R) 180 highly portable ultrasound machine, the C60 curved-array abdominal transducer and the ICT intra-cavitary transvaginal transducer received Section 510(k) clearance from the United States Food and Drug Administration (FDA) to market in May 1999. We shipped our first revenue generating products in September 1999. Since our initial shipment, we expanded the capabilities of our SonoSite 180 system to include high-frequency capabilities and a cardiology unit, the SonoHeart(TM) system. Additionally, we added three new transducers, the C15 microconvex transducer for use in emergency medicine, cardiology and thoracic imaging, the L38 linear transducer for use in small part, breast and vascular imaging, and the C11 curved-array transducer for use in neonatal and pediatric imaging. The SonoSite 180 system, together with one transducer, weighs 5.4 pounds and generates high-quality images comparable to those produced by much more expensive, stationary ultrasound machines. Since our spin-off, we have continued to demonstrate our ability to produce cutting-edge products and enhancements to our existing products. As a result, we have become a leader in this hand-carried, high quality digital modality.

Our products expand access to high-quality ultrasound imaging in both existing and new markets. We expect to capitalize on the low-end market characterized as having substandard image quality by providing an affordable alternative with significantly better imagequality and functionality. Additionally, we anticipate existing ultrasound users will recognize the improved patient care now available with the SonoSite 180 system, which provides a quality diagnostic tool that enables imaging at the point of care, thereby bringing ultrasound directly to the patient. This reduces diagnosis time and cost and eliminates "waiting trauma" (delay in obtaining ultrasound image results conducted on a referral basis), ultimately enabling better healthcare.

We consider existing ultrasound users to be the springboard to new uses and new users of ultrasound. We are focusing our efforts on four key market segments: obstetrics and gynecology, emergency medicine, radiology and surgery. These four markets include existing users and, more importantly, practioners who have not used ultrasound in the past. Our products' image quality, portability, functionality and ease of use make them ideal for emergency and remote medical applications. Additionally, our products' low weight and small size enable more convenient access into the trauma units or operating rooms where space is very limited.

Just as personal computers expanded the effective use of computing power beyond the mainframe computer and computer technicians, we believe our devices will expand the use of ultrasound imaging by existing users in new clinical settings and to front-line physicians and technicians who typically have not used ultrasound.

According to industry sources, the worldwide market for all ultrasound imaging devices is approximately $2.7 billion annually and growing between 4% and 6% annually. We estimate current users of low-end ultrasound systems, who may be attracted to the high image quality and relatively low cost of our products, comprise approximately 22% of the existing market, representing approximately $590 million annually. In addition, we expect our products to attract new users who typically have not had portable, high-quality ultrasound imaging available to them, such as emergency physicians and surgeons. Similarly, we expect our products to attract gynecologists, internists and pediatricians who currently outsource ultrasound imaging because existing high-performance devices are too costly and difficult to use.

When we commenced product sales in September 1999, we utilized a distribution network. By the end of 1999, we concluded that a direct sales approach in the United States was required to communicate the innovative advancements of our products and maximize our opportunities in the existing and emerging markets.
As a result, in February 2000, we hired, trained and deployed a contract direct sales force comprised of sonographers having a unique understanding of the uses of our products and the training required. Throughout 2000, we saw the increasing effectiveness of this sales force as measured by increased revenue, market development and customer satisfaction. Complementing our "ground-up" approach of direct sales, we pursued a "top-down" approach through corporate accounts. We signed three national account agreements, one in 2000 and two early in 2001, naming us as a preferred supplier for major hospital and clinic networks. In 2001, we expect to continue our focus on direct sales in the United States. The sonographers comprising our contract sales force became SonoSite employees in early 2001. In addition, we plan to enhance and double the size of our sales force by adding sales people with a professional sales background to our team of sonographers. We expect that this cross-disciplined sales force will prove even more effective in promoting and selling our products.

Internationally, we continue to develop a worldwide distribution network. As part of this process, we identified those distributors who demonstrated success within their market and understood our products' market potential. Additionally, we intend to begin a direct selling effort in the United Kingdom, Germany and France.

Industry Background

The Use of Ultrasound Imaging

Medical imaging has been an important element of medical diagnosis since the introduction of x-ray technology. As imaging technology advanced in recent decades, applications of medical imaging expanded to address increasingly complex disease states and conditions involving soft tissues and internal body organs. The most widely used imaging methods for visual analysis of soft tissues and organs include two-dimensional x-ray, computed tomography (CT), magnetic resonance imaging (MRI), nuclear medicine, x-ray angiography and ultrasound. Each method of soft-tissue imaging requires specialized equipment and has different patterns of use and applications. A physician selects the soft-tissue imaging method to be used based on a variety of factors, including the particular disease or condition to be studied, status of the patient, image quality and cost of the procedure.

Ultrasound was introduced for medical imaging purposes in the late 1950s as a safe and noninvasive method to provide real-time, dynamic images of most major soft tissues and organs. Initially, physicians used ultrasound imaging to assess the general shape, size and structure of internal soft tissues and organs. Obstetricians were among the first physicians outside of radiologists to adopt widespread use of ultrasound imaging. As advances in technology improved the image quality of ultrasound devices, the use of ultrasound imaging expanded to other clinical applications.

Ultrasound systems use low-power, high-frequency sound waves emitted by a transducer to produce soft-tissue images. The physician places the transducer on the skin or in a body cavity near the targeted area. Tissues and fluids reflect these sound waves and the transducer detects these reflections. Based on these reflections, the ultrasound system's beamformer organizes the sound waves and produces an image for visual examination, using digital or analog signal processing or a combination of the two. Digital signal processing technology allows an ultrasound device to process greater amounts of information. As such, digital ultrasound machines produce higher resolution images than analog and analog/digital ultrasound machines.

Standard ultrasound imaging produces a two-dimensional image that physicians use to diagnose and monitor disease states and conditions by analyzing the relative shading of tissues or organs. This is known as grayscale imaging or two-dimensional imaging. Color power Doppler ultrasound imaging expands standard ultrasound imaging to enable physicians to image the direction and extent of blood flow through the body, including the chambers and valves of the heart.

Physicians currently use ultrasound imaging in a variety of clinical applications. In addition to obstetric, gynecological and radiological applications, ultrasound imaging is increasingly used in emergency medical, surgical, vascular, breast and cardiac imaging. In emergency medicine, we are beginning to see ultrasound used in trauma assessment. Surgical uses include biopsies and vascular uses while performing surgical procedures. In vascular medicine, physicians determine the presence of a disease state or condition using color-power Doppler ultrasound to image blood flow in soft tissues, organs and the vascular system. As image quality improves, breast imaging, where physicians look for abnormalities in breast tissue, continues to be a growing usage. Ultrasound imaging for cardiac function indications, otherwise known as echocardiography, provides the physician an enhanced real-time image of the internal heart structure, including the valves and chambers. The physician uses this image to diagnose coronary artery disease, valve disease and congenital heart defects.

Limitations of Current Ultrasound Technology

Users of ultrasound imaging have traditionally faced a tradeoff between image quality on the one hand and price and portability on the other. High-performance machines are based on digital signal processing technology and provide a high-quality image, but they require a large capital investment, usually greater than $100,000 plus significant operating costs. These ultrasound machines typically weigh 200 to 300 pounds and require specially trained technologists to operate them. Ultrasound machines based on the less precise analog/digital hybrid imaging technology are less expensive, but they suffer from poorer image quality. These machines also are not easily portable and cost between $30,000 and $100,000. "Luggable" analog ultrasound machines have even lower prices, but they suffer from poor image quality that limits their diagnostic utility.

Advances in technology have greatly improved the image quality of ultrasound systems and substantially increased their diagnostic utility, resulting in the growth of ultrasound usage. However, prior to our products being available, high-quality images have only been able to be produced by large, high-performance, digital ultrasound systems. Because of the high cost, size and complexity of these systems, ultrasound imaging is generally performed in diagnostic imaging centers and radiology departments in hospitals. These imaging centers typically have several high-performance ultrasound systems operated by a team of specially trained technologists and radiology specialists who interpret the ultrasound images. Patients requiring ultrasound imaging are generally referred to these centers. This traditional referral model for ultrasound imaging results in significant disadvantages for physicians and their patients. The physicians who make these referrals lose reimbursement income and relinquish control of their patients during primary diagnosis. The patient must schedule a separate appointment for the ultrasound imaging procedure, travel to the diagnostic center and experience the inconvenience and uncertainty of a delayed primary diagnosis causing the patient "waiting trauma".

We believe patient care is significantly improved if high-quality ultrasound imaging is readily available at the point of care. We believe that early diagnosis will prove to be beneficial clinically and economically. In addition, physicians can easily and more frequently monitor patient progress during subsequent office visits, readily obtaining the information necessary to enable more timely adjustments to treatment. Patient care also can be improved significantly if high-quality ultrasound imaging is available in settings where the use of high-end ultrasound systems generally is not feasible due to their high cost, complexity of operation and limited portability. These unserved or underserved settings have included emergency rooms and vehicles, operating rooms, physicians' offices, athletic arenas, military operations, rural clinics, remote facilities and even the patient's bedside in some instances.

The SonoSite Solution

In much the same way that today's personal computers provide the computing power of earlier-generation mainframe computers, we believe our products achieve the high-quality imaging performance of existing, larger ultrasound machines on a highly portable and generally more affordable platform. Our products feature high quality, digitally formed imaging comparable to that generated by larger, significantly more expensive ultrasound machines in a hand-carried device that is easy to use.

We believe our products offer the following advantages to physicians and their patients:

High-Quality             Our products break out of the traditional continuum of
Ultrasound Imaging in    ultrasound systems where cost and size are directly
an Affordable Hand-      related to image quality. We possess proprietary
Carried Device           technology in three important areas: (1) custom-
                         designed computer chips that achieve high performance while enabling reduced size and power consumption, (2) process technology that allows the production of transducers with performance comparable to high-performance devices at significantly reduced costs, and
                         (3) ergonomic and design-engineering advances that enable physicians to use our products with little effort and training and to integrate our products into their existing workflow.

Substantial Value for    For current diagnostic ultrasound procedures with
Existing Users of        established third-party reimbursement codes, our
Ultrasound Imaging       products provide a low-cost, high-quality alternative.
                         For example, the SonoSite 180 system, our first product, includes in its target markets the gynecologists and obstetricians who, together, currently perform 12.3 million ultrasound procedures annually in the United States, typically using larger, more expensive ultrasound machines.


Substantial              The combination of the portability, ease of use and
Opportunity to Expand    quality of our products allows physicians to perform
Uses of Ultrasound       established ultrasound examinations more routinely. The
Imaging                  SonoSite 180 system can be used more frequently and
                         effectively in the gynecology market, where we believe ultrasound imaging has traditionally been underutilized due to the high cost and low availability of high-quality imaging. For example, gynecologists are now able to perform a transvaginal ultrasound procedure as part of a patient's routine pelvic examination to obtain valuable visual information. Our products also facilitate the use of ultrasound in other clinical settings that benefit from point-of-care imaging, such as cardiology, emergency medicine and radiology. Beyond traditional uses for ultrasound, we foresee virtually endless potential places and uses for our products, including surgical, emergency response, in rural and remote clinics, on ships, at resorts and sports facilities in schools, military operations and disaster relief.

Improved Patient Care    Our products enable physicians to deliver better
Through Earlier          immediate primary diagnosis by enhancing current
Diagnosis                examination techniques and by avoiding the delay
                         associated with the referral of ultrasound imaging procedures. The immediate primary diagnosis results in earlier detection of asymptomatic conditions and, consequently, earlier treatment cycles when appropriate. In addition, the reduced diagnosis time can substantially reduce the inconvenience and uncertainty resulting from the delay in obtaining ultrasoundimaging results by referral.

Superior Efficiency for  Our products enable physicians and healthcare providers
Healthcare Providers     to (1) reduce the use of downstream ultrasound referral
                         services, (2) shorten patient care cycle times, and (3) increase the quality of patient care. Front-line physicians can use our products to reduce the number of patients unnecessarily referred to outside clinics for additional testing. In addition, healthcare organizations can use our products to increase their diagnostic imaging capacity at low incremental cost, without expanding existing facilities and personnel. As a result, these organizations are able to more efficiently use their existing labor pools related to the delivery of ultrasound services. The opportunity exists for healthcare providers to substantially reduce costs through earlier diagnosis and treatment of a patient's condition by employing our products at the point of care.

Strategy

Our objective is to be the leader in the design, development and successful commercialization of miniaturized, high-performance, digital ultrasound imaging devices. Our strategy, designed to achieve this objective, includes the following key elements:


Capitalize on Our        We intend to build on the significant technological
Technology Advantage     lead we achieved in developing miniaturized, high-
                         performance, digital ultrasound devices. Our proprietary technology is the subject of several patents. We intend to continue to utilize our advantage in blending ultrasound performance, size and cost to develop additional, innovative products for new and existing markets and applications.

Position Our Products    Our strategy is to penetrate existing markets by
as a Superior Value      positioning our products as a superior value
Alternative to Existing  alternative to both lower-priced machines that lack
Ultrasound Products      high image quality and higher-priced machines that lack
                         portability and ease of use. To facilitate early, rapid market acceptance and establish a base from which to penetrate new markets, we targeted our initial products for traditional use within existing clinical applications, including obstetrics and gynecology, cardiology and radiology.

Lead the Expansion       The superior image quality, portability, size and
Into New Ultrasound      affordability of our products allow us to enter markets
Markets                  where ultrasound is not typically used or is
                         underutilized; for example emergency medicine and surgery. The emergency medical market requires point-of-care access and efficient use of space when performing immediate examinations to diagnose and treat potential conditions. The surgical market requires high image quality and is limited by facility space and accessibility to internal organs.. In addition, we are addressing the physicians' offices where ultrasound traditionally is not used, but physical examinations are typically performed. We continue to develop an imaging physical approach where a patient receives an ultrasound as part of a routine physical examination.

Offer Customized         We offer customized education programs to assist
Education to Increase    physicians and technicians not currently using
Number of Users of       ultrasound imaging. We are working with clinical
Ultrasound Imaging       leaders to demonstrate and communicate the efficacy and
                         cost-effectiveness of our ultrasound technology. In particular, we are targeting physicians, medics and technicians practicing emergency medicine and surgery, as well as general practitioners in smaller clinics or remote areas who either do not have access to or cannot afford current high-quality ultrasound.

Expand Our Domestic      We began utilizing a direct, contract sales force to
Sales Effort With        target the United States markets in 2000. In early
Expanded Direct          2001, this group of trained sonographers became
Presence                 SonoSite employees. We intend to nearly double our
                         direct sales force by adding personnel with professional sales experience. This will create a sales group that can benefit from shared experience and knowledge and that will bring a unique skillset to our customers and the marketplace and provide valuable feedback to us.

Develop the Imaging      We identified the imaging physical as an opportunity
Physical                 to incorporate ultrasound imaging into a routine
                         physical examination. We believe anyone who receives a physical examination should receive an ultrasound examination of vital internal organs. Physicians using ultrasound in this manner have identified medical conditions that may have been overlooked if a traditional physical had not been supplemented with an imaging physical. We intend to continue to promote ultrasound use for the imaging physical.

Support third-party      We are working with third-party organizations to
programs aimed at        support programs that develop examinations using
expanding the use of     ultrasound in ways that support our market strategy.
hand-carried             One of these programs, the "Heart for Sports
ultrasound               Foundation," is a new organization aimed at reducing
                         the risk of sudden death in young athletes.
                         Cardiologists, using our hand-carried systems, screen student athletes as part of their routine athletic physical prior to the athlete participating in sporting events. The objective of the program is to rule out hypertrophic cardiomyopathy and certain other potential cardiac pathologies that may increase an athlete's risk of sudden death. A second program is the Focused
                         Assessment with Sonography for Trauma (FAST), which is an exam we are pioneering in emergency medicine. It usually involves trauma assessment of right upper quadrant pain, abdominal aorta status, basic cardiac function, pericardial effusion and general abdominal and thoracic imaging. We continue to establish education programs and create marketing material emphasizing the use and benefits of the FAST exam.


Our Products

SonoSite 180 and SonoHeart systems. Our products consist of a hand-carried display unit comprised of an integrated color display and control panel, the SonoSite 180 system or the SonoHeart system, together with up to five interchangeable transducers. Our five transducers facilitate a wide range of imaging, including abdominal, intra-cavitary, cardiac, prostate, obstetrical, gynecological, pediatric, musculoskelatal, vascular, breast, neonatal and general imaging. The SonoSite 180 and the SonoHeart systems are built on the same hardware platform. These display units are able to store 120 images in memory and allow storage of a limited number of motion images, a diagnostic capability that is used in many ultrasound exams, including obstetrics and cardiology. The SonoSite 180 and SonoHeart systems contain numerous clinically useful diagnostic capabilities including color-power Doppler imaging and a proprietary auto-setup capability, which enables the user to quickly and easily complete the ultrasound exam. These products can be powered by conventional alternating current or by a rechargeable lithium ion battery, which will operate the machine between two and four hours, depending upon the type of use and age of the battery.

Our hand-carried display units weigh 5.4 pounds with a single transducer attached and measure 13.3 inches long, 7.6 inches wide and 2.4 inches thick. The display unit houses circuitry built around four custom application specific integrated circuits, or ASICs, chip designs and circuitry with digital signal processing that can generate up to 100 image frames per second. These real-time images can be transmitted to industry-standard monitors and printers or shown on the five-inch articulated high-resolution liquid crystal display panel that is integrated in the display unit. Imaging functions are controlled through a small alphanumeric keyboard immediately below the display panel and a navigational trackball. We use injection-molded plastic for the outer shell of the display unit and its built-in handle. We designed the display unit to be durable, visually appealing and easy to handle. Additionally, the units may be connected to a standard personal computer for off-line storage and review of images.

Transducers.  We offer the following transducers:

     . C60 - a 60-millimeter 5-2 MegaHertz (MHz) curved array broadband transducer for general abdominal and obstetrics applications.

     . ICT - an 11 millimeter 7-4 MHz broadband transducer for gynecological ultrasound scanning.

     . C15 - a 15 millimeter 4-2 MHz broadband transducer for cardiac, thoracic and abdominal imaging as well as trauma assessment.

     . L38 - a 38 millimeter 10-5 MHz broadband linear transducer for breast, musculolskeletal, vascular and small-part imaging.

     . C11 - an 11 millimeter 7-4 MHz broadband curved array transducer for neonatal, vascular and pediatric imaging.

The C60, ICT, L38 and C11 are produced using a proprietary manufacturing process that decreases our manufacturing costs compared to traditional transducer production techniques. We believe that this process also increases the acoustic capability of the transducer as it relates to contrast resolution. The C15 is outsourced to an independent OEM transducer manufacturing company. Each transducer is attached to the display unit by a cable with an innovative, compact, pinless connecting device. This connecting device reduces the weight of the transducer and cable assembly and allows the physician to make a rapid connection between the display unit and transducer.

SiteStand(TM). To enhance the utility and connectivity of our products, we offer the SiteStand, which provides interface capabilities between our products and third-party output devices, such as printers and storage devices, recharges the battery in the base unit, and provides a storage facility and an ergonomically designed viewing mechanism while utilizing minimal space.

Customized Education and Training - SonoKnowledge(TM). We are providing product training and clinical education to enable physicians and others who currently do not use ultrasound imaging to become competent in both the fundamental operation of our products and in the clinical skills required to use them responsibly and efficiently. Renowned ultrasound clinicians collaborated in the production of an educational package, the SonoKnowledge package, consisting of six CDs, videotapes in multiple languages and selected information on coursework. Utilizing leading-edge multimedia technology, we are delivering innovative programs in multiple languages for ultrasound knowledge assessments, product operation training and Continuing Medical Education (CME) accredited clinical education. We recognize the need to enhance educational programs as we enter new markets and find new uses for ultrasound. In order to accomplish our objectives, we are working with leading, accredited ultrasound programs to develop training programs specifically for our products and our customers.

Additional Product Development. We continue to invest heavily in further research and development. We are focused on enhancement of the existing products, including products targeted toward our primary market segments of obstetrics and gynecology, emergency medicine, radiology and surgery. With our enhancements, we hope to extend the effective product lives of our current products and develop other less costly product platforms for our ultrasound imaging technology and to expand the use of ultrasound imaging and our products.

Technology

Our product development efforts enabled us to achieve the performance of a large, high-quality ultrasound imaging system in a smaller, less expensive device that is simple to use. Our proprietary technology is the subject of several patents. The key components in our technology platform include the following:

Custom-Designed Computer Chips. We developed four proprietary custom-designed computer chips that implement most of the functions required in a completely digital ultrasound imaging system. We made significant advances in the integration of ultrasound functions onto customized chip designs, including the integration of a complete ultrasound beamformer onto a single computer chip. Our proprietary chip technology allows our products to share many of the architectural and signal-processing attributes of a high-end ultrasound imaging system in a significantly smaller device.

Transducers. Using proprietary technology, we developed high-performance transducers and advanced pinless cable connections. We designed our display units to utilize transducers manufactured by a variety of third-party suppliers, increasing the versatility of our platform.

Human Factors Engineering. We conducted research regarding the utility of our products and their use in clinical settings. Based on these observations, we designed our products to be compatible with a variety of printing, recording and support devices. We developed the SiteStand and a basic stand in response to the particular needs of physicians who use our products.

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

Research and Development

Product development activities comprised the majority of our activities and expenditures since we were formed as a division within ATL. Although we continue to conduct extensive research, development and engineering activities, we expect that, as a percentage of our total expenditures, spending on these activities will decline in the near future.

We currently have approximately seventy engineers and support staff who are dedicated to the technical support of the SonoSite180 and SonoHeart systems, transducers and accessories and the development of new generations of hand-carried ultrasound products and accessories. We expect research and development expenditures to increase during 2001. We invested $11.8 million, $14.5 million and $9.5 million in research and development for the years ended December 31, 2000, 1999 and 1998.

Sales and Marketing

In 2000, we developed and introduced a contract direct sales force to the United States market to supplement and eventually replace our distributors in the United States. Recognizing the value of real-world experience, we utilized sonographers, some of whom had no selling experience, and trained them in selling our systems. As the year progressed, we saw significant increases in revenue generated by this direct group in the United States. As a result, these sonographers became SonoSite employees in early 2001. We intend to expand our direct selling model in the United States and implement it in Western Europe with an emphasis on the United Kingdom, Germany and France. In the United States, we intend to double the size of our direct sales force and complement the sonography skills of our existing sales representatives by adding individuals with professional sales backgrounds, thereby creating a cross-disciplined sales force. We expect each group to leverage one another's skills as the sales force grows and the year progresses.

We intend to address other larger potential markets in the world through our relationship with Olympus in Japan, our joint venture in China and dedicated distributors in other traditionally large ultrasound markets. Through these relationships, we anticipate that we can effectively address large potential markets without the significant capital outlay needed for a direct representation.

We believe product awareness and company exposure are critical to our success. Accordingly, we will continue to invest heavily in marketing our product and our company. During the fourth quarter of 2000, we identified four key market segments where we believe the innovative characteristics of our products provide us with a competitive advantage. These markets include obstetrics and gynecology, emergency medicine, radiology and surgery. We continue to think of new uses daily, and, more importantly, our customers are telling us about many new applications and uses they have found for our products. Accordingly, we will continue to bring to market our technology, ideas, products and vision supported by targeted marketing campaigns, which we expect will make us synonymous with hand-carried, quality ultrasound across many disciplines.

As we increase our direct selling efforts and continue to refine and focus our marketing efforts, we anticipate that selling and marketing expenses will increase and comprise the largest percentage of our total expenditures.

Clinical Training and Customer Education

As demonstrated by the sonography backgrounds of our initial contract sales force and our SonoKnowledge education and training program, a focal point of our marketing efforts will be to educate new and existing users on new ways to use our product. Our SonoSite Institute for Training and Education (SITE) is dedicated to responsible and effective product use in a wide range of medical specialties. We created an advisory board of thought leaders whose mission is to develop and guide us when developing educational programs. For new users of ultrasound, we developed an education and training program to teach basic ultrasound techniques. For existing users, we contracted with leading programs to provide accredited training in a multitude of disciplines. Our mission in 2001 is to make this education accessible to those who never considered using an innovative product such as ours.

Service and Warranty

A one-year warranty is included with the original purchase of our products. Service contracts extending the warranty protection are available for a fee. All returned products are diagnosed for cause of failure and for possible design improvements to incorporate in future products. We do not have significant warranty or service expense or revenues at this time nor do we anticipate any in the near-term.

Manufacturing

The year 2000 was a transition year for us in terms of manufacturing. During much of the year, ATL manufactured our SonoSite 180 and SonoHeart systems and the C60, ICT and L38 transducers. Near the end of the year, we successfully transitioned all of our manufacturing, formerly performed by ATL, into our facility. In addition, we added a fourth transducer, the C11 used for neonatal scanning. As a result, we are now better able to control our throughput and product mix, which ultimately will lead to better inventory and cost management. We continue to utilize an outside vendor to produce our C15 microconvex transducer and other accessory items.

Patents, Trademarks and Licenses

We are committed to developing and protecting our intellectual property. We file patent applications to protect innovative technology, inventions and innovative improvements that are significant to the development of our business. We currently hold several patents covering the weight of digital beamformers, beamforming capabilities, digital conversion circuitry, transceiver circuitry and circuit integration. Additionally, we have a license from ATL to use ATL technology in existence at the time of our formation, such as ASIC technology, in our hand-carried products and have access to ATL technological developments up to April 5, 2001. We have an exclusive license to use this technology in highly portable devices from ATL through April 5, 2003, after which the license becomes nonexclusive.

We continue to register trademarks and trade names through which we conduct our business in the United States and abroad. We are and intend to continue to protect the software contained in our ultrasound products under patent, copyright and trade secret laws where, in our judgment, significant advantages may be obtained from such protection. Patent, copyright and trade secret protection are subject to limitations and uncertainties and may not provide significant competitive advantages to us.

We do not know of any infringement by our products on any intellectual property rights of others, nor have we received notice from any third party of any claimed infringement. We are unaware of any competitive products that infringe on our intellectual property rights.

Competition

In 2000, Medison America Inc., a subsidiary of Medison Company, Ltd., and Terason, a division of Teratech Corporation, produced our first direct competition in the marketplace for hand-carried ultrasound imaging products. Additionally, Acuson Corporation introduced a small cardiology-focused ultrasound machine. A number of companies today offer portable ultrasound systems, which are low-performance desktop units often resembling portable black and white televisions.

We anticipate other companies will develop highly portable devices to address the market opportunity that we believe exists for hand-carried ultrasound imaging products, such as Agilent Technologies, Inc.'s Healthcare Solutions Group, which introduced a portable system early in 2001 and was recently acquired by Royal Philips Electronics. Biosound Esaote, Inc. also announced that it is developing highly portable ultrasound machines that may be introduced in 2001. A number of other groups are being, or have been, funded by government grants to develop small ultrasound devices or select components of such a system.

Competition has grown in the marketplace for hand-carried ultrasound imaging products. Key factors impacting a customers' decision include price, image-quality, ease of use and brand recognition. Although we are a relatively new company, we believe that the following give us a competitive advantage:

     . we have a headstart in the development of hand-carried ultrasound imaging products;

     .    we were first to commercially sell a hand-carried product;

     . we believe we possess fundamental, patented technological advantages including the broadband transducer and digital ASIC expertise we brought with us from ATL and refined since our spin-off, both of which provide a proprietary foundation for high-quality image performance and ongoing cost reduction; and

     .    we have protected the intellectual property rights that we developed.

Government Regulation

Our ultrasound products are subject to extensive regulation by numerous governmental authorities, principally the FDA, as well as several other state and foreign agencies. Our products are also subject to various domestic and foreign electrical safety and emission standards. The FDA has broad regulatory powers with respect to preclinical and clinical testing of new medical products and the manufacturing, marketing and advertising of medical products. The manufacture of our products is subject to FDA regulations governing registration of manufacturing facilities and compliance with the FDA Quality System Regulation. We are subject to periodic on-site inspection from the FDA for compliance with such regulations. As of December 31, 2000, we have not had an on-site inspection from the FDA.

The FDA requires that all medical devices introduced to the market be preceded either by a pre-market notification clearance order under Section 510(k) of the Federal Food, Drug & Cosmetic Act, or an approved premarket approval application. A 510(k) pre-market notification clearance order indicates FDA agreement with an applicant's determination that the product for which clearance has been sought is substantially equivalent to medical devices that were on the market prior to 1976 or have subsequently received clearance. A premarket approval indicates that the FDA has determined the company must submit clinical trial data and manufacturing quality assurance information to prove it is safe and effective for its labeled indications. The process of obtaining 510(k) clearance typically takes approximately two to three months, while a premarket approval process typically takes more than a year.

We received 510(k) clearance on our initial product in May 1998 based upon substantial equivalence to current ultrasound products being marketed by ATL Ultrasound. We received 510(k) clearance for the SonoSite 180 system with ten clinical applications in April 1999 and 510(k) clearance for the SonoHeart system in December 1999. We increased the clinical applications to 14 with the 510(k) clearance received in November 2000. We believe that our future generation hand-carried ultrasound devices will also require only 510(k) clearance.

On September 15, 1999, we received Conformite Europeene (CE) Marking approval, signifying European Certification to the international quality system standards and to the Medical Device Directive. The Certification allows us to distribute the SonoSite 180 and SonoHeart systems to the 19 countries of the European Union and the European Free Trade Association.

Our products are designed to comply generally with applicable electrical safety standards, such as those of Underwriters Laboratories and non-United States safety standards authorities. Several countries have, in recent years, changed the electronic emission requirement that must be met by ultrasound equipment. We cannot assure you that we will be able to continue to respond to these continually changing regulatory requirements in a timely manner, if at all.

Our regulatory compliance programs encompass verification of our compliance with international standards for medical device design, manufacture, installation, and servicing. These international standards are known as ISO 9001 standards. The Medical Device Directives, which encompass ISO 9001 standards, became mandatory in Europe in 1998. The FDA harmonized its Quality System Regulations for the United States with ISO 9001 and EN 46001 standards. This standard went into full effect for United States manufacturers of medical devices in June 1998.

Reimbursement

Our products are used as diagnostic ultrasound imaging tools for healthcare providers. These providers may seek reimbursement from third-party payers for the services they provide while using our products. In the United States, the third-party payers include Medicare, Medicaid and private health insurance plans. Each of these organizations has their own regulations and policies governing reimbursement to physicians and hospitals for healthcare services. For example, the Medicare program, which administers payment for healthcare services to the elderly, regulates the provision of these services and predetermines the amounts reimbursed to providers for specific services and procedures and the frequency with which those services and procedures can be provided. These restrictions affect hospitals' and physicians' ability to purchase capital equipment such as ours. The state-administered Medicaid program and private payers also place limitations on the reimbursement to facilities and physicians for diagnostic and therapeutic services and procedures provided. Reduced governmental expenditures in the United States and many other countries continue to put pressure on diagnostic procedure reimbursement. We cannot predict what changes may be forthcoming in these policies and procedures, or the effect of any such changes on our business.

Third-party payers worldwide, including governmental agencies, are under increasing pressure to contain medical costs. Limits on reimbursement or other cost-containment measures imposed by third-party payers may adversely affect the financial condition and ability of hospitals and other users to purchase products such as ours by reducing funds available for capital expenditures or otherwise. We cannot forecast what additional legislation or regulations, if any, relating to the healthcare industry or third-party reimbursement may be enacted in the future or what effect such legislation or regulation would have on us.

Employees

As of December 31, 2000, we had approximately 200 full-time employees, of which approximately 90% were engaged in research and product development, manufacturing and sales and marketing activities. The remaining 10% were involved in administrative capacities, including executive, finance, human resource and information services and technology. There has never been a work stoppage and no employees are covered by collective bargaining agreements. We believe our employee relations are good.

Facilities

In June 2000, we moved to a new facility in Bothell, Washington, where we lease approximately 65,000 square feet. The facility includes approximately 30,000 square feet of office space, 25,000 square feet of manufacturing space and 10,000 square feet used for other things, such as warehousing, reception and meeting rooms. The facility is leased through 2007. We believe that these facilities will be adequate to meet our needs for the foreseeable future.

Prior to June 2000, our principal offices were approximately 22,000 square feet of leased space in Bothell, Washington. These facilities contained approximately 5,000 square feet used for research and lab space, with the remainder comprising administrative offices. The facilities were leased through June 2000.

Factors Affecting Our Operating Results, Our Business and Our Stock Price

We have a limited history as a stand-alone company.

We commenced operations as a stand-alone company in April 1998. Prior to that, we operated as a business unit of ATL. We shipped our first products in September of 1999. Accordingly, we have a limited operating and sales history. Additionally, we only recently brought manufacturing of our products in-house. As a result, our prospects for success are difficult to determine. When evaluating whether to invest in our common stock, you should consider our business and prospects in light of the risks and uncertainties encountered by new technology and manufacturing companies.

There are many reasons why we may be unsuccessful in implementing our strategy, including:

     . any inability to manufacture our products with the quality and quantity necessary to achieve profitability;

     . our dependence on the market acceptance of a new platform for ultrasound imaging procedures;

     . our inability to achieve market acceptance of our products for any other reason;

     .    our reliance on third-party suppliers of material components;

     . any failure in our newly developed and implemented in-house manufacturing operations;

     .    our need to maintain and expand sales channels;

     .    our need to obtain governmental approvals in key foreign markets;

     .    any loss of key personnel;

     .    any inability to respond effectively to competitive pressures;

     .    any inability to manage rapid growth and expanding operations; and

     .    any failure to comply with governmental regulations.

We have a history of losses, we expect future losses and we may never be profitable.

We incurred net losses in each quarter since we started operations and have a limited history of product sales. As of December 31, 2000, we had an accumulated deficit of approximately $61.5 million, including approximately $10.6 million that was accumulated prior to our commencing operations as a separate company in April 1998. We expect to incur substantial additional expenses in the future as we continue to conduct research and development efforts on newer generation products and increase sales and marketing efforts. We will need to generate significant additional revenues in the future before we will be able to achieve and maintain profitability. Our business strategies may not be successful and we may not be profitable in any future period. If we do become profitable, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

Demand for our products is unknown.

Our products represent a new platform for ultrasound imaging procedures and we have sold our products in limited quantities. The market for hand-carried, high-performance ultrasound devices is new and largely undeveloped. We do not know the rate at which physicians or other healthcare providers will adopt our products or the rate at which they will purchase them in the future. Acceptance of our products by physicians, including physicians who do not currently use ultrasound, is essential to our success and may require us to overcome resistance to a new platform for ultrasound imaging.

Current users of ultrasound may resist change to established industry practices and discourage widespread new users and uses.

Currently, patients requiring an ultrasound examination are generally referred to a centralized testing location. Radiologists and other specialized providers of ultrasound at these locations may have an incentive to discourage market acceptance of our products in order to maintain these referrals.

Physicians and other healthcare providers will not purchase our products unless they determine that they are preferable to other means of obtaining an ultrasound examination and that the benefits to the patient and physician outweigh the costs of purchasing our products. This determination will depend on our products' image quality, cost-effectiveness, ease of use, reliability and portability. Furthermore, acceptance of our products by physicians and other healthcare providers may be more difficult if they are unable to obtain adequate reimbursement from third-party payers for tests performed using our products. In addition, while we priced our products to be competitive in the marketplace for lower-end ultrasound machines, our pricing policies could limit market acceptance compared to competing products or alternative testing methods.


Customer training and education may not be available, sufficient or accepted by new users of ultrasound.

Use of our products will require training for physicians who currently do not use ultrasound-imaging instruments. The time required to complete such training might be substantial and could result in a delay or decrease in market acceptance. We anticipate new users of ultrasound to provide us with future revenue streams. If new users are not able or willing to be trained due to time constraints or availability of courses, our ability to enter new markets will be adversely impacted.

We only recently assumed some of the manufacture and assembly of our products.

In the second half of 2000, we began to transition the manufacturing operations from ATL to our own facility under the control of our employees. This transition was completed in December 2000. In order to make this transition, we built a series of manufacturing lines and developed our own manufacturing processes and procedures. The production of our products may be interrupted, resulting in harm to our business, for any number of reasons, including line shutdowns, product procurement issues, procedural issues, rework, quality control issues or negative yield issues. Additionally, we may be unable to comply with regulations applicable to manufacturers of ultrasound devices. We may be unable to manufacture our products at a cost or in quantities necessary to achieve or maintain profitability. Any of these risks may prevent us from meeting production schedules and quality requirements.

If our vendors fail to supply us with the highly specialized parts and other components we need for our products, we will be unable to effectively ship our products.

We depend on vendors to supply highly specialized parts, such as custom-designed integrated circuits, cable assemblies and transducer components. These vendors may experience difficulty in manufacturing these parts or in meeting our high quality standards. In addition, these parts may have long order lead-times, which restrict our ability to respond quickly to changing market conditions. If we are required to switch vendors, the manufacture and delivery of our products could be interrupted for an extended period. We also rely on third-party vendors to supply essential parts and components that are in high demand in other industries such as electronics manufacturing and telecommunications equipment manufacturing. Our ability to manufacture and deliver products in a timely manner could be harmed if these vendors fail to maintain an adequate supply of these components.

We depend on single-source vendors for some of our components that may be difficult and costly to replace.

We depend on single-source vendors for some key components for our products, including custom-designed integrated circuits, image displays, batteries, capacitors, cables and transformers. There are relatively few alternative sources of supply for some of these components. While these vendors have generally produced our components with acceptable quality, quantity and cost in the past, they have experienced periodic problems that have caused us delays in production. To date, these problems have not been material. These suppliers may be unable to meet our future demands or may experience quality and specification problems which might cause us to experience delays, incur additional costs and possibly miss customer deliveries. Establishing additional or replacement suppliers for these components may take a substantial amount of time. If we have to switch to a replacement vendor, the manufacture and delivery of our products could be interrupted.

Our future success could be impaired if the perception of our products is based on any early performance problems.

We will not succeed unless the marketplace is confident that we can provide high-quality products and deliver them in a timely manner. We have a limited history of product sales. If these early product shipments or new product releases fail to perform as expected or if they are perceived as being difficult to use or causing discomfort to patients, the public image of our products may be impaired. Public perception may also be impaired if we fail to deliver our products in a timely manner due to difficulties with our suppliers and vendors or due to our inability to efficiently manufacture, assemble and service our products in-house. A tarnished reputation could result in the failure of our products to gain market acceptance even after any quality or delivery problems are resolved.

We may be unable to manage our growth, which could strain our resources and impair our ability to deliver our products.

We expect significant growth in all areas of operations as we develop and market our products. We will need to add personnel and expand our capabilities, which may strain our existing management, operational, financial and other resources. To compete effectively and manage future growth, we must

     .    accurately forecast demand for our products;

     .    effectively and efficiently manufacture and service our products;

     .    manage our order fulfillment process;

     .    manage our inventory;

     .    train, manage and motivate a growing employee base;

     .    mitigate our receivables risk; and

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

Our quarterly operating results are uncertain and may fluctuate significantly, which could impair the value of your investment.

Our future operating results will depend on numerous factors, many of which we do not control. Changes in any or all of these factors could cause our operating results to fluctuate and increase the volatility of our stock. Some of these factors are

     .    demand for our products;

     .    product and price competition;

     .    global economic conditions;

     .    changes in the component costs;

     .    success of our direct sales and distribution channels;

     . successful development and commercialization of new and enhanced products;

     . timing of new product introductions and product enhancements by us or our competitors; and

     .    timing and magnitude of our expenditures.

In addition, we manufacture our products and determine product mix based on forecasts of sales in future periods. Our forecast in any particular period may prove inaccurate, which could cause fluctuations in our manufacturing costs and our operating results. Our future operating results could fall below the expectations of securities analysts or investors and reduce the market price of our stock. We believe that there may be some fluctuations caused by year-end budgetary pressures on our customers, customer buying patterns and the efforts of our direct sales and distribution network to meet or exceed annual sales quotas. These factors make it difficult to forecast our revenues and operating results.

The market for ultrasound imaging products is highly competitive and we may be unable to compete.

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

We rely on an indirect sales and distribution network to sell our products internationally.

Initially, we established an indirect sales and distribution network internationally to sell our products. Our future revenue growth will depend in part on our success in maintaining and expanding these indirect sales and distribution channels. While we intend to establish direct selling forces in targeted European markets, we currently depend on these distributors to help promote market acceptance and demand for our products internationally. Many of our foreign distributors are in the business of distributing other, sometimes competing, medical products. As a result, our products may not receive the resources and support required within these countries to meet our sales objectives. Our success is tied closely to the success of these distributors and their ability to market and sell our products. Inherent in these international markets are certain risks, including:

     .    the costs of localizing products for foreign markets;

     . longer receivables collection periods and greater difficulty in receivables collection, as compared to those experienced in the United States;

     .    reduced protection for intellectual property rights in some countries;

     . fluctuations in the value of the United States dollar relative to other currencies; and

     .    delays or failures in obtaining necessary regulatory approvals.

If the distribution channels are negatively impacted by local economies, unforeseen management issues, legal issues, or any number of adverse circumstances, our distributors' willingness to promote and sell our products may decrease. We intend to develop our own direct sales network in targeted international markets and may elect to expand or replace our distributors in other international markets. We cannot assure you that we will be able to develop our own sales force in foreign markets, if at all, or change distributors in these markets effectively or in a cost efficient manner.

Our direct selling force is new and efforts to maintain and expand a qualified sales force at a reasonable cost may not be successful.

We began direct sales of our products in the United States in February 2000 with a contract sales force comprised of sonographers with little direct sales experience. We anticipate doubling the size of our direct sales force in the United States and to begin direct selling in Western Europe in 2001. This expansion will require extensive training, hiring and management as well as increasing administrative activities. We cannot assure you that we will be able to hire enough qualified sales personnel to meet our objectives. Further, we cannot assure you that they will be ultimately successful. In addition, costs associated with maintaining and growing a sales force are difficult to control and manage and consequently may adversely affect our results.

We have limited marketing experience.

As we market our products as a new platform within the established ultrasound market and promote our products for new users, marketing will be critical to generate awareness and consequently product sales. To be successful, our marketing efforts need to identify the potential markets and also identify the methods to reach and develop these markets. We must also be successful in generating sales leads and processing these leads effectively to generate product sales. We may not be successful in creating brand awareness sufficient to positively impact product sales. In addition, we may not be successful in our marketing efforts throughout the world. Our marketing efforts also must be successful in removing barriers in the marketplace, including the efforts of our competitors to discredit us, the availability and ease of educating users in the use of our product and the resistance that may be shown by existing ultrasound users.

If we do not retain key employees and attract additional highly skilled employees, we will not be successful.

Our future performance will depend largely on the efforts and abilities of our key technical, marketing, selling and managerial personnel and our ability to retain them. In particular, we may be unable to attract qualified, highly skilled personnel into key positions, in particular our sales representatives. Our success depends on our ability to attract and retain additional key personnel in the future. The loss of any of our key employees could harm our business, particularly the loss of any of our key engineering or sales personnel. We do not have any employment agreements with any of our employees. However, we do have change in control agreements with management, which prevent former employees from working for a competitor within a designated period of time. We do not maintain key-person insurance on any of our employees.

We may be unable to adequately protect our intellectual property rights, which could harm our business.

Our success and ability to compete depend on our licensed and internally developed technology. We seek to protect our proprietary technology through a combination of patent, copyright, trade secret and trademark laws. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to, and the distribution of, our product designs, documentation and other proprietary information, as well as the designs, documentation and other information that we license from others. Despite our efforts to protect these proprietary rights, unauthorized parties may copy, develop independently or otherwise obtain and use our products or technology.

We cannot be sure that our pending patent applications will result in issued patents. In addition, our issued patents or pending applications may be challenged or circumvented by our competitors. Policing unauthorized use of our intellectual property will be difficult and we cannot be certain that we will be able to prevent misappropriation of our technology, particularly in countries where the laws may not protect our proprietary rights as fully as in the United States. In addition, the cost of policing or defending our patent, copyright or trademarks may be prohibitive.

Our products may infringe on the intellectual property rights of others, which could subject us to significant liability.

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

Our products may become obsolete.

Our competitors may develop and market ultrasound products that render our products obsolete or noncompetitive. In addition, although diagnostic ultrasound imaging products may have price and performance advantages over competing medical imaging equipment, such as computed tomography and magnetic resonance imaging, any price or performance advantages may not continue. Our products could become obsolete or unmarketable if other products utilizing new technologies are introduced or new industry standards emerge. As a result, the life cycles of our products are difficult to estimate. To be successful, we will need to continually enhance our products and to design, develop and market new products that successfully respond to any competitive developments. In addition, because our products are based on a single platform, we may be more vulnerable to adverse events affecting the healthcare industry generally and the medical ultrasound market specifically, than we would be if we offered products based on more than one platform.

We may incur tax liability in connection with our spin-off from ATL.

Our spin-off was treated by ATL as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986. However, if ATL were to recognize taxable gain from the spin-off, the Internal Revenue Service could impose that liability on any member of the ATL consolidated group as constituted prior to the spin-off, including us. ATL agreed to cover 85% of any such liability, unless the tax is imposed due to our actions solely or by ATL solely, in which case, we have agreed with ATL that the party who is solely at fault shall bear all of the tax liability. We cannot guarantee that ATL would indemnify us or agree that it caused the liability to be imposed. If we were required to pay all or a portion of any taxes related to the spin-off, our business would be adversely affected.

Governmental regulation of our business could prevent us from introducing new products in a timely manner.

All of our planned products and our manufacturing activities and the manufacturing activities of our third-party medical device manufacturers are subject to extensive regulation by a number of governmental agencies, including the FDA and comparable international agencies. Our third-party manufacturers and we are or will be required to

     .    undergo rigorous inspections by domestic and international agencies;

     . obtain the prior approval of these agencies before we can market and sell our products; and

     . satisfy content requirements for all of our sales and promotional materials.

Compliance with the regulations of these agencies may delay or prevent us from introducing new or improved products. We may be subject to sanctions, including the temporary or permanent suspension of operations, product recalls and marketing restrictions, if we fail to comply with the laws and regulations pertaining to our business. Our third-party medical device manufacturers may also be subject to the same sanctions and, as a result, may be unable to supply components required to manufacture our products.

We may face product liability and warranty claims, which could result in significant costs.

The sale and support of our products entail the risk of product liability, malpractice or warranty claims, such as those based on claims that the failure of one of our products, or our failure to properly train the users of our products, resulted in a misdiagnosis. The medical instrument industry in general has been subject to significant medical malpractice and product liability litigation. We may incur significant liability in the event of such litigation. Although we maintain product liability and incidental medical malpractice insurance, we cannot be sure that this coverage is adequate or that it will continue to be available on acceptable terms, if at all.

We also may face warranty exposure, which could adversely affect our operating results. Our products generally carry a one-year warranty against defects in materials and workmanship. We will be responsible for all claims, actions, damages, liens, liabilities, costs and expenses for all product recalls, returns and defects attributable to manufacturing. We established reserves for the liability associated with product warranties. However, any unforeseen warranty exposure could harm our operating results.

We may require additional funding to satisfy our future capital expenditure needs and our prospects of obtaining such funding are uncertain.

Our future revenues may not be sufficient to support the expenses of our operations and the expansion of our business. We may therefore need additional equity or debt capital to finance our operations as we develop our products and expand our sales. To date, our capital requirements have been met primarily by the sale of equity, sales revenue and contributions by ATL in connection with our spin-off. ATL's funding obligations have been met. As such, if we need additional financing, we would need to explore other sources of financing, including public equity or debt offerings, private placements of equity or debt and collaborative or other arrangements with corporate partners. Financing may not be available when needed or may not be available on acceptable terms. If we are unable to obtain financing, we may be required to delay, reduce or eliminate some or all of our research and development and sales and marketing efforts.

Our stock price has been and is likely to continue to be volatile.

The market price for our common stock and for securities of medical technology companies generally has been volatile in the past and is likely to continue to be volatile in the future. If you decide to purchase our shares, you may not be able to resell them at or above the price you paid due to a number of factors, including:

     .    actual or anticipated variations in quarterly operating results;

     .    the loss of significant orders;

     .    changes in earnings estimates by analysts;

     . announcements of technological innovations or new products by our competitors;

     . changes in the structure of the healthcare financing and payment systems;

     .    general conditions in the medical industry or global economy; and

     . significant sales of our common stock by one or more of our principal shareholders.

Our restated articles of incorporation, our bylaws, Washington law and some of our agreements contain provisions that could discourage a takeover that may be beneficial to shareholders.

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

Item 2.   Properties

In June 2000, we moved to a new facility where we lease approximately 65,000 square feet in Bothell, Washington. The facility includes approximately 30,000 square feet of office space, 25,000 square feet of manufacturing space and 10,000 square feet used for other things, such as warehousing, reception and meeting rooms. The facility is leased through 2007. We believe that these facilities will be adequate to meet our needs through the foreseeable future.

Item 3.   Legal Proceedings

There are no suits or claims pending against us, nor are we aware of any threatened suits or claims.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of SonoSite's shareholders during the fourth quarter of the year ended December 31, 2000.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market under the symbol SONO. As of March 14, 2001, there were 3,842 holders of record of the common stock. This figure does not include the number of shareholders whose shares are held of record by a broker or clearing agency, but does include each such brokerage house or clearing agency as a single holder of record.

The high and low sales prices for our common stock for each quarter are listed below. These prices reflect interdealer prices, without retail mark-up or commission, and may not necessarily represent actual transactions.


                    Year                                 High        Low
       ---------------------------------------------------------------------
       2000
         Fourth quarter                                 $21.06      $12.00
         Third quarter                                  $35.13      $17.00
         Second quarter                                 $35.13      $18.63
         First quarter                                  $37.25      $21.88

       1999
         Fourth quarter                                 $37.75      $25.31
         Third quarter                                  $30.88      $15.50
         Second quarter                                 $22.63      $12.63
         First quarter                                  $14.50      $ 9.75

       1998
         Fourth quarter                                 $13.75      $ 5.88
         Third quarter                                  $ 8.13      $ 4.50
         Second quarter (from April 7, 1998)            $10.50      $ 6.13


We have not declared or paid cash dividends on our common stock. We currently intend to retain all earnings, if any, for future growth and, therefore, do not intend to pay cash dividends on our common stock in the foreseeable future.

Item 6.  Selected Financial Data

The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Form 10-K.

(in thousands, except per share data)

                                                                         Years Ended December 31,
                                                    2000            1999              1998           1997           1996
                                                  --------------------------------------------------------------------------
Statement of Operations Data
Sales revenues                                    $ 32,037        $ 10,185          $     --       $    --        $    --
Cost of sales revenue                               18,649           6,498                --            --             --
                                                  --------------------------------------------------------------------------
Gross margin on sales revenue                       13,388           3,687                --            --             --

Grant revenue                                           --             125               973         2,948          1,029

Operating expenses:
     Research and development                       11,835          14,533             9,474         7,064          2,576
     Sales and marketing                            17,371           9,767             3,120         1,268             --
     General and administrative                      4,647           2,637             1,904           610            217
                                                  --------------------------------------------------------------------------
Total operating expenses                            33,853          26,937            14,498         8,942          2,793

Interest income                                      2,478           1,600               541            --             --
Interest expense                                      (155)           (117)              (41)           --             --
Equity in (losses)/earnings of  affiliates            (830)             30                --            --             --
                                                  --------------------------------------------------------------------------
Net loss                                          $(18,972)       $(21,612)         $(13,025)      $(5,994)       $(1,764)
                                                  ==========================================================================

Basic and diluted net loss per share (1)          $  (2.01)       $  (3.08)         $  (2.72)      $ (1.28)       $ (0.38)
Weighted average common and potential shares
      used in computing net loss per share (1)       9,418           7,025             4,796         4,684          4,633

(in thousands)                                                          As of December 31,
                                                2000           1999           1998             1997             1996
                                             -----------------------------------------------------------------------------
Balance Sheet Data
Cash and cash equivalents                      $11,067        $33,252        $ 7,526           $  --           $  --
Working capital (deficiency)                   $40,413        $54,923        $16,934           $(170)          $ (53)
Total assets                                   $58,024        $69,726        $23,290           $ 410           $ 157
Long-term obligations, less current portion    $   316        $   135        $   481           $  --           $  --
Total shareholders' equity                     $47,808        $63,709        $19,833           $ 240           $ 104

(1) Net loss per share amounts are computed on the basis described in Note 2 of Notes to the Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

SonoSite commenced operations as a project of ATL Ultrasound, Inc. (ATL). We were formed to develop the design and specifications for a highly portable ultrasound device and other highly portable ultrasound products for diagnostic imaging in a multitude of clinical and field settings. On April 6, 1998, we became an independent, publicly owned company through a tax-free distribution of one new share in us for every three shares of ATL stock held as of that date. ATL retained no ownership in SonoSite following the spin-off.

We finalized the development and began commercialization of our first products in 1999, recognizing our initial product sales revenue in September 1999. Continuing to develop and enhance our products in 2000, we introduced the SonoHeart system for cardiology and the high frequency SonoSite 180 system along with three new transducers. As of December 31, 2000, our products were comprised of two highly portable ultrasound systems, the SonoSite 180 and SonoHeart systems, and five transducers. Initially, we sold our products primarily through medical product distributors worldwide. In February 2000, recognizing the need for and potential of a direct selling operation, we established a direct sales force focused exclusively on selling our products within the United States. In 2000, we began to see success in terms of revenue generated by this direct selling force. Additionally, we continued to identify international markets for our products and distribution partners within these markets.

In the future, our prospects and ability to grow a profitable business will depend on our ability to effectively market and sell our products to a variety of customers, both in terms of geography and medical segment. We identified those markets where we believe our products will generate sales and possess a significant opportunity to have a positive medical impact. These markets include obstetrics and gynecology, emergency medicine, radiology and surgery. In addition, we believe that our products can be successfully marketed and sold to address many other medical applications, of which many currently do not use ultrasound.

Since operations began, we have incurred losses. We expect to continue to incur operating losses unless and until our product sales generate sufficient revenue to fund our continuing operations. We may be unable to generate sufficient revenue to fund our operations in future periods.

Results of Operations - Comparison of Years Ended December 31, 2000, 1999 and
1998

Sales revenue

Sales revenue increased to $32.0 million for the year ended December 31, 2000 compared to $10.2 million for the year ended December 31, 1999, an increase of $21.8 million. This increase is due to the fact that 2000 benefited from a full year of product sales as compared to four months in 1999 when shipments began. Initial shipments in the fourth quarter of 1999 and first quarter of 2000 were primarily to meet initial distributor demand. In the second quarter of 2000, we released our high-frequency version of the SonoSite 180 system and linear transducer, which resulted in additional second quarter sales to distributors. As initial orders from distributors decreased, sales revenue decreased during the the third and fourth quarters of 2000 and consisted primarily of direct sales in the United States and reorders from our distributors due to sell-through to end customers. In 2000, sales revenue by region was 47% in the United States, 26% in Japan, 12% in Europe, Africa and the Middle East and 15% in the rest of the world.

We anticipate that sales revenue will increase in 2001 as compared to prior years due to our expanded direct selling efforts, new product developments, new corporate customer agreements and overall expansion of general market awareness of the company and our products.

Grant revenue

There was no grant revenue for the year ended December 31, 2000. Grant revenue was recognized under the terms of our contract with the United States Department of Defense and generally has been tied to achieving technological milestones. Grant revenue for the years ended December 31, 1999 and 1998 was $125,000 and $973,000. No future grant revenue is expected.

Gross margin on sales revenue

The gross margin on sales revenue for the years ended December 31, 2000 and 1999 was 42% and 36%. We had no product sales and therefore no reported gross margin in any other prior period. We anticipate that the gross margin on our product sales will increase in 2001 due primarily to our increasing percentage of direct sales compared to distributor sales, which include a standard discount. Additionally, at the end of 2000, we brought manufacturing in-house. With this transfer of manufacturing, we anticipate product costs will decrease over 2001 as production volume increases.

Research and development expenses

Research and development expenses for the years ended December 31, 2000, 1999 and 1998 were $11.8 million, $14.5 million and $9.5 million. Upon our initial product release in September 1999 and for all of 2000, production costs are reflected in inventory and cost of sales revenue rather than expensed as research and development expenses. As a result, research and development expenses decreased by $2.7 million in 2000 compared to 1999.

The increase of $5.0 million in research and development expenses in 1999 compared to 1998 was primarily the result of a planned increase in research and development activities relating to our initial product release. These planned increases included additional costs for personnel, tooling and design verification, validation and finalization.

We anticipate that research and development spending levels will increase in 2001 as compared to 2000.

Sales and marketing expenses

Sales and marketing expenses for the years ended December 31, 2000, 1999 and 1998 were $17.4 million, $9.8 million and $3.1 million. The significant, anticipated increase of $7.6 million in 2000 compared to 1999 is due to our initial product release in September 1999 and subsequent product releases, resulting in increased marketing and selling costs to support both our product sales and market awareness. During 2000, the addition of sales managers and a contract direct selling force represented approximately one-half of the year-to-year increase. The remaining increase is due to increased costs to support the launch of several products during the year, including the SonoHeart system, the high-frequency SonoSite 180 system and three transducers. Each launch resulted in promotional costs such as print media, tradeshows and other marketing expenses.

Sales and marketing expenses increased by $6.7 million in 1999 compared to 1998. The significant increase in expenses in sales and marketing in 1999 resulted primarily from an increase in personnel as well as activities associated with the worldwide introduction and promotion of our first products. Specific expenses included professional service fees, print media, customer training, tradeshow and travel expenses.

We continue to recognize the need to support our existing products and expect marketing and selling costs in 2001 will increase as we increase the size of our direct selling force. This increase includes expanding our direct selling efforts to certain European markets.

General and administrative expenses

General and administrative expenses for the years ended December 31, 2000, 1999 and 1998 were $4.6 million, $2.6 million and $1.9 million. The increase of $2.0 million in 2000 compared to 1999 primarily related to the costs of moving into larger facilities in June 2000, an increase in our allowance for doubtful accounts and added personnel in our general and administrative functions to support our growth.

The increase in 1999 as compared to 1998 was approximately $730,000. The increase was directly the result of 1999 representing our first full year of operations apart from ATL.

We anticipate that general and administrative expenses will remain relatively stable in 2001.

Other income

Other income for the years ended December 31, 2000, 1999 and 1998 were $1.5 million, $1.5 million and $500,000. In 2000, other income consisted of $2.5 million of interest income, which was partially offset by $155,000 of interest expense and $830,000 of losses from equity investments. The increase in interest income between 2000 and 1999 of approximately $877,000 is due to our higher average investment balance resulting from equity proceeds of $76.7 million received in 1999. The increase in equity investment losses was primarily the result of losses in equity investees and termination of a business relationship with one of our affiliates when we decided to discontinue contracting for our direct sales representatives, who became SonoSite employees in early 2001.

Other income increased to $1.5 million in 1999 from $500,000 in 1998, an increase of $1.0 million. The increase primarily related to the increase in interest income, which corresponds with our increase in our average investment balance during 1999 as compared to 1998. The increase is due to our higher average investment balance resulting from the $12.0 million equity contribution from ATL and $64.7 million in net proceeds from two equity offerings completed in 1999.

Liquidity and Capital Resources

In 2000, our cash and cash equivalents balance decreased $22.2 million. This decrease was the result of $22.2 million used in operating activities, which was primarily comprised of our net loss of $19.0 million and the increase in inventory of $10.4 million. These operating cash uses were partially offset by cash changes in accounts payable of $2.8 million and accrued expenses of $1.2 million and depreciation expense of $2.2 million. Also contributing to the changes in cash were investing activities utilizing $2.5 million, which primarily related to purchases of property and equipment of $2.9 million, and financing activities providing $2.5 million, which primarily related to the exercise of stock options of $3.0 million.

In 1999, our cash and cash equivalents increased by $25.7 million. This increase primarily related to the $64.7 million raised through the sale of common stock and $12.0 million contributed by ATL. These increases were partially offset by cash used in operations of $28.1 million and cash used in investing activities of $22.6 million primarily for the purchase of investment securities.

During the year ended December 31, 2000, our primary source of operating capital was obtained from our sales revenue and cash on hand that was obtained from public and private capital financing in prior years. In April 1999, we raised net proceeds of $35.4 million through the sale of 2,990,000 shares of our common stock. In November 1999, we raised additional net proceeds of $29.3 million through the sale of 1,250,000 shares of our common stock. We also received $30.0 million from ATL in connection with our spin-off, of which $18.0 million was received in 1998 and $12.0 million in 1999.

We expect our cash requirements to continue in future periods as we continue to fund losses until we can generate sufficient revenues to meet our operating expenses. However, we expect our cash requirement to decrease in 2001 compared to 2000 due to an increase in sales revenue. We expect operating expenses to increase as we continue to fund our manufacturing and research and development activities, increase our direct selling efforts and targeted marketing plans, enhance our educational offerings and provide adequate administrative support for these areas. We believe that our existing cash will be sufficient to fund our operations through 2001. However, it is difficult to accurately predict the amount of cash that we may require during 2001. Actual cash needs will depend in part upon factors beyond our control, such as lower than anticipated revenues, technical obstacles, market acceptance of our products, disruption in manufacturing or the supply of raw materials, economic circumstances and cost overruns. If additional capital is required, we cannot assure you that adequate financing will be available on a timely basis, on terms acceptable to us, or at all.

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the year 2001. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We assessed the impact of SFAS 133 and do not expect that our adoption of the standard will have a material effect on our financial results.

In July 2000, we implemented Financial Accounting Standards Board Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarified the application of Accounting Principles Board Opinion No. 25 (APB 25). Specifically, FIN 44 clarified the definition of "employee" for purposes of applying APB 25, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The implementation had no impact on our financial statements.

In the fourth quarter of 2000, we implemented Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which was issued by the Securities and Exchange Commission (SEC) in 1999. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The application of SAB 101 did not have a material impact on our financial statements.

Also in the fourth quarter of 2000, we implemented Emerging Issues Task Force Issue No. 00-10 (EITF 00-10), "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 requires recording amounts billed to a customer for shipping and handling costs as revenue. Prior to implementation, we netted amounts billed to customers for shipping and handling against the cost of sales revenue. The implementation did not impact our gross margin and did not have a material impact on our financial statements. Prior period results have been reclassified to properly reflect the requirements of EITF 00-10.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

Our exposure to market rate risk, as a result of changes in interest rates, relates primarily to debt securities held in our investment portfolio, all valued in United States dollars (USDs) and impacted by fluctuations primarily in the domestic interest rates. Our policy is to limit our interest rate risk by investing in high quality short-term instruments with companies rated A or better by Moody's or Standard and Poor's or commercial paper rated A-1 or P-1 or better.

As of December 31, 2000, we held $11.1 million in cash and cash equivalents and $18.2 million in debt securities, all maturing within one year. Although we hold both fixed and floating rate securities and each carry a certain degree of interest rate risk, we do not consider this risk to be material to our financial statements given their short terms.

Foreign currency risk

We transact all our sales in USDs and therefore, the obligations of our international customers are in USDs. Our exposure to risk from fluctuations in foreign currencies relates primarily to the strengthening of the USD against the local currency of our international customers, which may impact our ability to collect amounts owed by our international customers.

As of December 31, 2000, 51% of our outstanding accounts receivable balance was from international customers and no single customer accounted for over $1.0 million owed to us. However, a single customer located in Brazil was indebted to us for approximately 11% of our outstanding receivable balance, a portion of which was classified as an other long-term asset. We review our receivable position in varying economies regularly for any indication that collection may be at risk. In addition, we are beginning to utilize letters of credit regularly to mitigate our collection risk.

Item 8.   Financial Statements and Supplementary Data


                         Index to Financial Statements

                                SonoSite, Inc.



                                                                      Page
                                                                      ----
Independent Auditors' Report                                           33
Balance Sheets                                                         34
Statements of Operations                                               35
Statements of Cash Flows                                               36
Statements of Shareholders' Equity and Comprehensive Loss              37
Notes to the Financial Statements                                      38

                         Independent Auditors' Report


The Board of Directors and Shareholders,
SonoSite, Inc.

We have audited the accompanying balance sheets of SonoSite, Inc. as of December 31, 2000 and 1999, and the related statements of operations, cash flows and shareholders' equity and comprehensive loss for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the accompanying Index for the years ended December 31, 2000 and 1999. These financial statements and the financial statement schedule are the responsibility of SonoSite, Inc.'s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SonoSite, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP
Seattle, Washington
February 7, 2001

                                SonoSite, Inc.
                                Balance Sheets

                                                                     As of December 31,
                                                               -----------------------------
                                                                   2000             1999
                                                               ------------     ------------
Assets
Current Assets
   Cash and cash equivalents                                   $ 11,067,010     $ 33,252,112
   Short-term investment securities                              18,217,774       16,594,050
   Accounts receivable, less allowance for doubtful
     accounts of $722,549 and $96,344, respectively               7,303,241        7,856,547
   Accrued interest receivable                                      329,880          484,684
   Inventories                                                   12,324,992        1,925,977
   Prepaid expenses                                               1,070,526          692,489
                                                               ------------     ------------
Total current assets                                             50,313,423       60,805,859

Property and equipment, net                                       5,980,265        4,845,860
Long-term investment securities                                          --        3,163,501
Investment in affiliates                                            112,054          429,843
Receivable from affiliate                                           879,605          400,009
Other assets                                                        738,536           81,157
                                                               ------------     ------------

Total assets                                                   $ 58,023,883     $ 69,726,229
                                                               ============     ============

Liabilities
Current Liabilities
   Accounts payable                                            $  5,560,574     $  2,718,276
   Accrued expenses                                               3,683,704        2,483,754
   Current portion of long-term obligations                         253,280          387,577
   Deferred revenue                                                 281,391          211,140
   Deferred rent                                                         --           81,647
                                                               ------------     ------------
Total current liabilities                                         9,778,949        5,882,394

Deferred rent                                                       121,179               --
Long-term obligations, less current portion                         316,200          134,696
                                                               ------------     ------------

Total liabilities                                                10,216,328        6,017,090

Commitments and contingencies

Shareholders' Equity
   Preferred stock, $1.00 par value
     Authorized shares - 6,000,000
     Issued and outstanding shares - none                                --               --
   Common stock, $0.01 par value
     Shares authorized - 50,000,000
     Issued and outstanding shares --
       As of December 31, 2000 - 9,551,596
       As of December 31, 1999 - 9,209,633                           95,516           92,096
   Additional paid-in capital                                   109,195,717      106,198,391
   Accumulated deficit                                          (61,492,256)     (42,520,588)
   Accumulated other comprehensive loss                               8,578          (60,760)
                                                               ------------     ------------
Total shareholders' equity                                       47,807,555       63,709,139
                                                               ------------     ------------

Total liabilities and shareholders' equity                     $ 58,023,883     $ 69,726,229
                                                               ============     ============

              See accompanying notes to the financial statements

                                SonoSite, Inc.

                           Statements of Operations

                                                                 For the Years Ended December 31,
                                                     ----------------------------------------------------
                                                         2000               1999                 1998
                                                     ------------       ------------         ------------
Sales revenue                                        $ 32,037,224       $ 10,185,154         $         --
Cost of sales revenue                                  18,649,349          6,498,488                   --
                                                     ------------       ------------         ------------
Gross margin on sales revenue                          13,387,875          3,686,666                   --

Grant revenue                                                  --            124,506              973,107

Operating expenses:
    Research and development                           11,834,672         14,532,697            9,474,074
    Sales and marketing                                17,371,309          9,767,299            3,120,238
    General and administrative                          4,646,978          2,637,466            1,903,883
                                                     ------------       ------------         ------------
Total operating expenses                               33,852,959         26,937,462           14,498,195

Other income (loss):
    Interest income                                     2,478,252          1,600,811              541,100
    Interest expense                                     (154,605)          (116,010)             (41,064)
    Equity in (losses)/earnings of affiliates            (830,231)            29,843                   --
                                                     ------------       ------------         ------------
Total other income                                      1,493,416          1,514,644              500,036
                                                     ------------       ------------         ------------

Net loss                                             $(18,971,668)      $(21,611,646)        $(13,025,052)
                                                     ============       ============         ============

Basic and diluted net loss per share                 $      (2.01)      $      (3.08)        $      (2.72)
                                                     ============       ============         ============

Weighted average common and potential common shares
    used in computing net loss per share                9,417,564          7,024,800            4,796,264
                                                     ============       ============         ============

              See accompanying notes to the financial statements

                                SonoSite, Inc.

                           Statements of Cash Flows


                                                                                For the Years Ended December 31,
                                                                        --------------------------------------------
                                                                            2000            1999            1998
                                                                        ------------    ------------    ------------
Operating activities:
Net loss                                                                $(18,971,668)   $(21,611,646)   $(13,025,052)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                            2,191,983       1,390,109         410,613
  Loss on disposition of plant and equipment                                  84,227              --              --
  Equity in losses/(income) of affiliates                                    830,231         (29,843)             --
  Amortization of premiums/discounts on investment securities                 25,552         (69,081)             --
  Amortization of deferred stock compensation                                 29,393         197,374          58,914
Changes in operating assets and liabilities:
  Decrease/(increase) in accounts receivable                                 553,306      (7,856,547)             --
  Decrease/(increase) in interest receivable                                 154,804        (484,684)             --
  Increase in inventories                                                (10,399,015)     (2,325,977)             --
  Increase in receivables from affiliate                                    (479,596)       (400,009)             --
  Increase in prepaid expenses                                              (378,037)       (387,890)       (304,599)
  Increase in accounts payable                                             2,842,298       1,936,277         781,999
  Increase in accrued expenses                                             1,199,950       1,359,806         954,109
  Increase in deferred rent                                                   39,532           1,724          79,923
  Increase in deferred revenue                                                70,251         211,140              --
                                                                        ------------    ------------    ------------
Net cash used in operating activities                                    (22,206,789)    (28,069,247)    (11,044,093)

Investing activities:
  Purchase of investment securities                                      (49,918,771)    (64,844,230)             --
  Proceeds from maturities of investment securities                       51,489,892      45,095,000              --
  Investment in affiliate                                                   (500,000)             --              --
  Purchase of property and equipment                                      (2,891,720)     (2,856,154)     (2,320,468)
  Increase in other assets                                                  (657,379)         (1,100)        (80,057)
                                                                        ------------    ------------    ------------
Net cash used in investing activities                                     (2,477,978)    (22,606,484)     (2,400,525)

Financing activities:
  (Decrease)/increase in bank overdraft                                           --        (601,629)        601,629
  New borrowings                                                             300,024              --              --
  Repayment of long-term obligations                                        (771,712)       (347,486)       (190,234)
  Proceeds from sale of common shares                                             --      64,734,485              --
  Exercise of stock options                                                2,971,353         616,711           6,728
  Contributions from ATL                                                          --      12,000,000      20,552,257
                                                                        ------------    ------------    ------------
Net cash provided by financing activities                                  2,499,665      76,402,081      20,970,380

Net change in cash                                                       (22,185,102)     25,726,350       7,525,762
Cash and cash equivalents at beginning of period                          33,252,112       7,525,762              --
                                                                        ------------    ------------    ------------

Cash and cash equivalents at end of period                              $ 11,067,010    $ 33,252,112    $  7,525,762
                                                                        ============    ============    ============

Supplemental disclosure of cash flow information:
Cash paid for interest                                                  $    154,605    $    116,010    $     41,064
                                                                        ============    ============    ============

Supplemental disclosure of non-cash investing and financing
 activities:
Investment in affiliate made through inventory shipments                $         --    $    400,000    $         --
                                                                        ============    ============    ============
Equipment acquired through long-term obligations                        $    518,895    $         --    $  1,059,993
                                                                        ============    ============    ============
Contribution from ATL recorded as receivable                            $         --    $         --    $ 12,000,000
                                                                        ============    ============    ============

              See accompanying notes to the financial statements

                                 SonoSite, Inc.

           Statements of Shareholders' Equity and Comprehensive Loss

                                                           Common Stock
                                                                               Additional     Deferred
                                                                                 paid-in        stock          Accumulated
                                                         Shares     Amount       capital     compensation         deficit
-------------------------------------------------      ---------   -------    ------------   -------------     ------------
Balance at December 31, 1997                                  --   $     --   $         --      $      --      $ (7,883,890)

Net advances from ATL from January 1, 1998
  through April 6, 1998                                       --         --             --             --                --
Issuance of common shares                              4,870,178     48,702     40,627,573             --                --
Issuance of options/warrants to nonemployees                  --         --        214,550       (214,550)               --
Exercise of stock options                                  2,015         20          6,708             --                --
Amortization of deferred stock compensation                   --         --             --         58,914                --
Cancellation of stock options to nonemployees                 --         --        (64,454)        64,454                --
Net loss                                                      --         --             --             --       (13,025,052)
                                                       ---------   --------   ------------      ---------      ------------
Balance at December 31, 1998                           4,872,193     48,722     40,784,377        (91,182)      (20,908,942)

Net loss                                                      --         --             --             --       (21,611,646)
Net unrealized loss on investment securities                  --         --             --             --                --

Comprehensive loss

Sales of common shares, net issuance costs of          4,240,000     42,400     64,692,085             --                --
 $5,385,515
Issuance of options/warrants to nonemployees                  --         --        174,631       (174,631)               --
Exercise of stock options                                 98,418        984        615,727             --                --
Cancellation of restricted stock                            (978)       (10)            10             --                --
Amortization of deferred stock compensation                   --         --             --        197,374                --
Cancellation of stock options to nonemployees                 --         --        (39,046)        39,046                --
                                                       ---------   --------   ------------      ---------      ------------
Balance at December 31, 1999                           9,209,633     92,096    106,227,784        (29,393)      (42,520,588)

Net loss                                                      --         --             --             --       (18,971,668)
Net unrealized gain on investment securities                  --         --             --             --                --

Comprehensive loss

Exercise of warrants                                       8,877         89            (89)            --                --
Exercise of stock options                                334,126      3,341      2,968,012             --                --
Cancellation of restricted stock                          (1,040)       (10)            10             --                --
Amortization of deferred stock compensation                   --         --             --         29,393                --
                                                       ---------   --------   ------------      ---------      ------------
Balance at December 31, 2000                           9,551,596   $ 95,516   $109,195,717      $      --      $(61,492,256)
                                                       =========   ========   ============      =========      ============

                                                          Accumulated
                                                             other                                 Total
                                                         comprehensive         Net advances      shareholders'
                                                             loss                 from ATL          equity
-------------------------------------------------        -------------         ------------      ------------
Balance at December 31, 1997                                $       --         $  8,124,018      $    240,128

Net advances from ATL from January 1, 1998
  through April 6, 1998                                             --            2,491,086         2,491,086
Issuance of common shares                                           --          (10,615,104)       30,061,171
Issuance of options/warrants to nonemployees                        --                   --                --
Exercise of stock options                                           --                   --             6,728
Amortization of deferred stock compensation                         --                   --            58,914
Cancellation of stock options to nonemployees                       --                   --                --
Net loss                                                            --                   --       (13,025,052)
                                                            ----------         ------------      ------------
Balance at December 31, 1998                                        --                   --        19,832,975

Net loss                                                            --                   --       (21,611,646)
Net unrealized loss on investment securities                   (60,760)                  --           (60,760)
                                                                                                 ------------
Comprehensive loss                                                                                (21,672,406)

Sales of common shares, net issuance costs of                       --                   --        64,734,485
 $5,385,515
Issuance of options/warrants to nonemployees                        --                   --                --
Exercise of stock options                                           --                   --           616,711
Cancellation of restricted stock                                    --                   --                --
Amortization of deferred stock compensation                         --                   --           197,374
Cancellation of stock options to nonemployees                       --                   --                --
                                                            ----------         ------------      ------------
Balance at December 31, 1999                                   (60,760)                  --        63,709,139

Net loss                                                            --                   --       (18,971,668)
Net unrealized gain on investment securities                    69,338                   --            69,338
                                                                                                 ------------
Comprehensive loss                                                                                (18,902,330)

Exercise of warrants                                                --                   --                --
Exercise of stock options                                           --                   --         2,971,353
Cancellation of restricted stock                                    --                   --                --
Amortization of deferred stock compensation                         --                   --            29,393
                                                            ----------         ------------      ------------
Balance at December 31, 2000                                $    8,578         $         --      $ 47,807,555
                                                            ==========         ============      ============

               See accompanying notes to the financial statements

                                SonoSite, Inc.

                       Notes to the Financial Statements

1.   Business Overview


SonoSite commenced operations as a division of ATL Ultrasound, Inc. (ATL). We were formed to develop the design and specifications for a highly portable ultrasound device and other highly portable ultrasound products for diagnostic imaging in a multitude of clinical and field settings. On April 6, 1998, we became an independent, publicly owned company through a tax-free distribution of one new share in us, for every three shares of ATL stock held as of that date. ATL retained no ownership in SonoSite following the spin-off.

We finalized the development and began commercialization of our first products in 1999, recognizing our initial product sales revenue in September 1999. Continuing to develop and enhance our products in 2000, we introduced the SonoHeart system for cardiology and the high frequency SonoSite 180 system along with three new transducers. As of December 31, 2000, our products were comprised of two highly portable ultrasound systems, the SonoSite 180 and SonoHeart systems, and five transducers. Initially, we sold our products primarily through medical product distributors worldwide. In February 2000, recognizing the need for and potential of a direct selling operation, we established a direct sales force focused exclusively on selling our products within the United States. In 2000, we began to see success in terms of revenue generated by this direct selling force. Additionally, we continued to identify international markets for our products and distribution partners within these markets.

2.   Summary of Significant Accounting Policies

Basis of presentation

The financial statement information for periods prior to April 6, 1998, the Distribution Date, represents the combination of our company and the handheld ultrasound division of ATL. Such information has been derived from the historical books and records of ATL and reflects our revenues and expenses, as we operated as a division of ATL prior to April 6, 1998. Financial statement information for the period subsequent to the Distribution Date consists solely of our activity as a separate company.

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

Reclassification of prior period balances

Certain amounts reported in previous periods have been reclassified to conform to current period presentation.

Financial instruments

Cash equivalents
Cash and cash equivalents consist of money market and highly liquid debt instruments with original or remaining maturities at purchase of three months or less.

Investment securities
Investment securities consist of high-grade corporate debt. While our intent is to hold our securities until maturity, we classified all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive loss until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis.

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

Accounts receivable
In the ordinary course of business, we grant credit to a broad customer base.
Of the accounts receivable balance at December 31, 2000, 51% and 49% were receivable from international and domestic parties, prior to any provision for doubtful accounts, of which approximately $345,000 was classified as a long-term other asset. The same percentages as of December 31, 1999 were 59% and 41%.

The following table presents individual customers whose outstanding receivable balance as a percentage of total trade receivables and/or revenue as a percentage of total sales revenue exceeded 10% as of December 31:

                                  Accounts Receivable                        Sales Revenue
                            --------------------------------         -------------------------------
                                  2000             1999                    2000              1999
                            ---------------     ------------         ---------------     -----------
Brazilian distributor              11%
Japanese distributor                                                       26%
United States distributor                           28%                    14%               22%
United States distributor                                                                    15%
Italian distributor                                 13%                                      10%
                            ---------------     ------------         ---------------     -----------
Totals                             11%              41%                    40%               47%
                            ===============     ============          ==============     ===========

Fair value of financial instruments
The carrying value of our financial instruments, including cash and cash equivalents, accounts receivable, certain long-term other assets and debt approximates fair value. Cash and cash equivalents and accounts receivable approximate fair value due to their short-term nature. Long-term other assets and debt approximate fair value as interest rates on these notes approximate market.

Inventories
Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out method, or market.

Property and equipment
Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Maintenance and repair costs are expensed as incurred, with additions and improvements to property and equipment capitalized.

Depreciation and amortization are calculated using the straight-line basis over estimated useful lives as follows:

               Asset                           Estimated Useful Lives


     Equipment, other than computer            5-7 years
     Software                                  3 years
     Computer equipment                        3-5 years
     Furniture and fixtures                    5 years
     Leasehold improvements                    Lesser of estimated useful life
                                               or expected remaining lease term

The carrying value of long-lived assets is evaluated for impairment when events or changes in circumstances occur, which may indicate the carrying amount of the asset may not be recoverable. We evaluate the carrying value of the assets by comparing the estimated future cash flows generated from the use of the asset and its eventual disposition with the assets' reported net book value.

Investment in affiliates
Where we have investments in which we have the ability to exercise significant influence over operating and financial policies, these investments are accounted for under the equity method. Accordingly, our share in the net income or loss in these investments is included in other operating income or loss.

Concentration of credit risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and accounts receivable.

Revenue recognition

Sales revenue
We generally recognize sales revenue when a product is shipped under an agreement with a customer, risk of loss has passed to the customer and collection of any resulting receivable is reasonably assured. We provide warranty protection for one year from the date of shipment and accordingly accrue charges for related product warranty expenses based upon estimated costs to repair or replace products sold.

Deferred revenue represents revenue that is initially not recognized because it does not meet the criteria for recognition, including service contracts, nonstandard shipping terms and certain shipments to affiliates.

Grant revenue
For periods prior to September 1999, revenue consisted of grant revenue under a United States Government Defense Advanced Research Projects Administrative (DARPA) grant. Grant revenue was recognized consistent with the terms of the DARPA grant and was generally tied to the achievement of technological milestones, the majority of which were achieved by the second quarter of 1998.

Research and development

Research and development costs are expensed as incurred.

Advertising costs

We expense production costs for advertising and promotional activities as incurred. Advertising and promotional expenses for the years ended December 31, 2000, 1999 and 1998 were $4.2 million, $3.8 million and $185,000.

Income taxes

Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards arising subsequent to the Distribution Date.

Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount, if any, expected to be realized. Under certain provisions of the Internal Revenue Code of 1986, as amended, the availability of our net operating loss and tax credit carryforwards may be subject to limitation if it should be determined that there has been a change in ownership of more than 50% of our stock. Such determination could limit the utilization of net operating loss and tax credit carryforwards.

Stock-based compensation

We apply the principles of APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related interpretations when measuring compensation costs for our employee stock option plans. Pro forma net loss and net loss per share are presented as if compensation costs had been determined in accordance with Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock-Based Compensation."

Net loss per share

Basic and diluted net loss per share was computed by dividing the net loss by the weighted average shares outstanding exclusive of unvested restricted shares.

For periods subsequent to the Distribution Date, weighted average shares outstanding represent our actual weighted average common shares. For the periods prior to the Distribution Date, weighted average shares outstanding represent ATL weighted average shares as adjusted for the exchange ratio established on the Distribution Date of one of our shares for every three shares of ATL.

Outstanding options to purchase our shares, our unvested restricted shares issued by ATL and options issued by us were not included in the computations of diluted net loss per share because to do so would be antidilutive. As of December 31, 2000, our outstanding options and unvested restricted shares issued by ATL through the Distribution Date totaled 146,320 and 2,185 and outstanding options we issued totaled 2,153,926. As of December 31, 1999, our outstanding options and unvested restricted shares issued by ATL through the Distribution Date totaled 206,983 and 14,013 and outstanding options we issued totaled 1,905,652. As of December 31, 1998, our outstanding options and unvested restricted shares issued by ATL through the Distribution Date totaled 270,453 and 60,930 and outstanding options we issued totaled 1,277,365.

The following is a reconciliation of the numerator and denominator of the basic loss per share calculations:

(in thousands, except loss per share)

                                     2000                        1999                           1998
                         ---------------------------   ---------------------------   ---------------------------
                           Loss      Shares    LPS       Loss      Shares    LPS       Loss      Shares    LPS
                         --------   --------  ------   --------  --------   ------   --------  --------- -------
Weighted average
 shares outstanding                   9,426                         7,044                         4,853

Weighted average
 unvested restricted
 stock                                   (8)                          (19)                          (57)
                                      -----                         -----                         -----

Basic and diluted loss
 per share                $(18,972)   9,418   $(2.01)   $(21,612)   7,025   $(3.08)   $(13,025)   4,796   $(2.72)
                          ========    =====   ======   =========    =====   ======   =========    =====   ======

New accounting pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the year 2001. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We assessed the impact of SFAS 133 and do not expect our adoption of the standard will have a material effect on our financial results.

In July 2000, we implemented Financial Accounting Standards Board Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarified the application of Accounting Principles Board Opinion No. 25 (APB 25). Specifically, FIN 44 clarified the definition of "employee" for purposes of applying APB 25, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The implementation had no impact on our financial statements.

In the fourth quarter of 2000, we implemented Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which was issued by the Securities and Exchange Commission (SEC) in 1999. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The application of SAB 101 did not have a material impact on our financial statements.

Also in the fourth quarter of 2000, we implemented Emerging Issues Task Force Issue No. 00-10 (EITF 00-10), "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 requires recording amounts billed to a customer for shipping and handling costs as revenue. We reclassified 1999 amounts to conform to this new presentation. Prior to implementation, we netted amounts billed to customers for shipping and handling against the cost of sales revenue. The implementation did not impact our gross margin and did not have a material impact on our financial statements.

Liquidity


As of December 31, 2000, we held cash and cash equivalents of $11.1 million. In addition, we held $18.2 million of short-term investment securities. We expect our cash needs to continue in future periods as we continue to fund our manufacturing and research and development activities, increase our direct selling efforts and targeted marketing plans, enhance our educational offerings and provide adequate administrative support for these areas. We believe that our existing cash will be sufficient to fund our operations through 2001; however, we cannot provide assurance that unforeseen circumstances will not impact this belief.

3.  Arrangements with ATL

We entered into several agreements with ATL effective as of the Distribution Date. These agreements were negotiated between our chief executive officer and the chief executive officer of ATL. Both parties consider the terms of these agreements competitive with the cost of obtaining such rights and services in arm's length negotiations with third parties. The following is a summary of the significant agreements:

OEM Supply Agreement
During 1999 and the first half of 2000, ATL produced many of our products, including our systems and most of our transducers. During the third and fourth quarter of 2000, we transitioned all manufacturing operations from ATL to our own facility. This included transferring equipment, personnel and inventory. As a result, ATL no longer manufactures products for us. We do not expect any further payments to be made to ATL as a result of this contract.

Technology Transfer and License Agreement
We agreed to a Technology Transfer and License Agreement. We own certain highly portable ultrasound technology developed while we were a division of ATL and have access to certain ATL technology that is useful in the development and manufacture of highly portable ultrasound products. Under this agreement, we took ownership of the technology developed as part of the DARPA grant and also patent rights which had been established or were being pursued for that technology.

This license bears a royalty equivalent to a percentage of the net sales of hand-carried ultrasound products under fifteen pounds that use ATL technology. The license will become paid-in-full after a period of eight years or by a lump-sum payment which is due ATL if we cease to be an independent, stand-alone company during the eight-year period following the Distribution Date. The lump-sum payment is $150 million during the five years following the Distribution Date and $75 million for the next three years. For the years ended December 31, 2000 and 1999, we incurred a royalty expense to ATL of $908,000 and $297,000, which we classified as a cost of sales revenue.

We also entered into a cross-license agreement whereby we have the right to use technology developed by ATL during the three-year period following the Distribution Date in our hand-carried products and ATL has the right to use our developments made during the same period in its full-size ultrasound systems. We also agreed that we will not engage in the full-size ultrasound business and ATL will not engage in the hand-carried ultrasound device business for five years following the Distribution Date.

After this five-year period, each party's ongoing obligation with respect to the technology of the other will be to respect the patent and copyright rights of the other, although we will retain a license to use the previously licensed ATL technology in hand-carried systems and ATL will retain a license to use our previously licensed technology in full-size ultrasound systems.

4.  Cash equivalents and investment securities

The following table summarizes our cash equivalents and investment securities at fair value:

(in thousands)                                                                As of December 31,
                                                                         2000                   1999
                                                                  ------------------      -----------------
Cash equivalents:
      Money market accounts                                                  $ 3,026                $31,667
      Commercial paper                                                         2,987                     --
                                                                  ------------------      -----------------
Total included in cash and cash equivalents                                  $ 6,013                $31,667
                                                                  ==================      =================

Investment securities:
      Short-term corporate bonds (due within 1 year)                         $18,218                $16,594
      Long-term corporate bonds (due after 1 year)                                --                  3,164
                                                                  ------------------      -----------------
Total investment securities                                                  $18,218                $19,758
                                                                  ==================      =================

The amortized cost, gross unrealized holding gains and losses and fair value of investment securities classified as available-for-sale securities as of December 31, 2000 and 1999 were as follows:

     As of December 31, 2000 (in thousands)

                                                             Gross           Gross
                                                          unrealized      unrealized
                                       Amortized cost    holding gains  holding losses      Fair value
                                    ----------------------------------------------------------------------
     Corporate bonds                          $18,209               $47              $38           $18,218

     As of December 31, 1999 (in thousands)

                                                             Gross           Gross
                                                          unrealized      unrealized
                                       Amortized cost    holding gains  holding losses      Fair value
                                   ----------------------------------------------------------------------
     Corporate bonds                          $19,819              $23              $84           $19,758

Securities sold prior to maturity resulted in minimal realized gains or losses. Interest income, net of management fees, from securities for the years ended December 31, 2000 and 1999 was $2.5 million and $1.1 million.

5.   Financial statement detail as of and for the year ended December 31,

     Inventories consisted of the following (in thousands):

                                                          2000                   1999
                                                   -----------------      -----------------
     Raw material                                            $ 4,172                 $  407
     Work-in-process                                              85                     --
     Finished goods                                            8,068                  1,519
                                                   -----------------      -----------------
     Total inventories                                       $12,325                 $1,926
                                                   =================      =================

     Property and equipment consisted of the following (in thousands):

                                                            2000                  1999
                                                      ----------------     -----------------
     Equipment, other than computer                            $ 3,710               $ 2,748
     Software                                                    2,413                 2,020
     Computer equipment                                          2,003                 1,215
     Furniture and fixtures                                      1,001                   496
     Leasehold improvements                                        700                   302
                                                      ----------------     -----------------
                                                                 9,827                 6,781
     Less accumulated depreciation and amortization             (3,847)               (1,935)
                                                      ----------------     -----------------
     Total property and equipment                              $ 5,980               $ 4,846
                                                      ================     =================

     Assets acquired under capital leases, included above (in thousands):

                                                          2000                     1999
                                                   -----------------       ------------------
     Software                                                $ 1,139                   $  992
     Computer equipment                                          372                       --
     Equipment, other than computer                               68                       68
                                                   -----------------       ------------------
                                                               1,579                    1,060
     Less accumulated amortization                            (1,036)                    (468)
                                                   -----------------       ------------------
     Total assets under capital lease                        $   543                   $  592
                                                   =================       ==================

     Accrued expenses consisted of the following (in thousands):

                                                          2000                   1999
                                                   -----------------      -----------------
     Payroll and related                                      $1,573                 $  916
     Outside services                                          1,272                    729
     Warranty accrual                                            326                    210
     Royalties due                                               186                    297
     Other                                                       327                    332
                                                   -----------------      -----------------
     Total accrued expenses                                   $3,684                 $2,484
                                                   =================      =================

6.   Investment in affiliates

In 1999, we made an initial capital contribution of $400,000 in the form of inventory into SonoSite China Limited (SonoSite China). Our investment in affiliates includes the initial capital contribution and 40% of the net income or loss of SonoSite China for the years ended December 31, 2000 and 1999. Receivables from affiliate represents the outstanding amount owed to us by SonoSite China for purchases of inventory.

For the years ended December 31, 2000 and 1999, we recognized sales revenue to SonoSite China in the amount of $298,000 and $772,000.

Summary unaudited financial information of SonoSite China as of and for the years ended December 31 was as follows:

     (in thousands)
                                                           2000                  1999
                                                     ----------------      ----------------
     Current assets                                            $1,270                $1,417
     Current liabilities                                          872                   902
                                                     ----------------      ----------------
     Working capital                                              398                   515

     Property and equipment, net                                   51                    68
     Other assets                                                  39                    96
                                                     ----------------      ----------------
     Shareholders' equity                                      $  488                $  679
                                                     ================      ================

     Sales revenue                                             $  699                $  699
                                                     ================      ================

     Net loss                                                  $  575                $  320
                                                     ================      ================

During 2000, we invested $500,000 for a 19.9% common stock investment in a company from which we were also contracting for direct sales services. The $475,000 excess of our acquisition cost over our share of the underlying net assets of this investee was being amortized as a component of our equity in losses of this affiliate under the equity method of accounting. Initially, we were using a three-year period to amortize this excess cost. In the fourth quarter of 2000, we decided to terminate our business relationship with this affiliate when we decided to discontinue the direct sales contract and hire the contractors as employees in early 2001. We then accelerated our amortization of excess cost to fully amortize the remaining balance in the fourth quarter of 2000 when we made this decision. We were a major customer of the affiliate and we paid them $3.4 million in 2000 for contract direct sales services.

7.   Shareholders' equity

Stock option plans
As of December 31, 2000, we had the following stock compensation plans: the 1998 Nonofficer Employee Stock Option Plan ("1998 NOE Plan"), the 1998 Option, Stock Appreciation Right, Restricted Stock, Stock Grant and Performance Unit Plan ("1998 Plan"), the Nonemployee Director Stock Option Plan ("Director Plan"), the Management Incentive Compensation Plan ("MIC Plan"), and the Adjustment Plan. Additionally, in 2000, we granted 95,000 options outside of these plans to corporate officers, which are included within the information presented herein and contain similar provisions to our 1998 Plan. We account for stock options under provisions of APB 25 and therefore, to the extent the fair value of the underlying stock is equal to or less than the exercise price on the measurement date, no compensation expense is recognized for employee stock option grants.

Prior to the Distribution Date, all option information represents the outstanding and issued options of ATL. Financial data presented relating to option grants represents the exchange ratio calculated as one of our options for every six ATL options outstanding.

If we accounted for the costs relating to all option grants under the provisions of SFAS 123, our net loss and net loss per share would have been the following pro forma amounts:


     (in thousands, except per share data)             2000           1999           1998
                                                 ---------------------------------------------
Net loss:
    As reported                                          $18,972        $21,612        $13,025
    Pro forma                                            $24,601        $26,962        $14,946
Basic and diluted net loss per share:
    As reported                                          $ (2.01)       $ (3.08)       $ (2.72)
    Pro forma                                            $ (2.61)       $ (3.84)       $ (3.12)

Pro forma compensation expense is recognized for the fair value of each option estimated on the date of grant using the Black-Scholes multiple option pricing model. The following assumptions were used for option grants in 2000, 1999 and 1998: expected volatility 63%, 61% and 67%; risk-free interest rates 4.9%, 6.4% and 4.8%; expected terms of 6.50, 5.00 and 9.16 years; and zero dividend yield.

Under the 1998 NOE Plan, 1998 Plan, MIC Plan and option grants outside our stock option plans, as of December 31, 2000, 2,380,388 total shares of common stock are authorized primarily for issuance upon exercise of stock options at prices equal to the fair market value of our common shares at the date of grant. As of December 31, 2000, 341,462 shares were available for grant under our stock option plans. In most cases, stock options are exercisable at 25% each year over a four-year vesting period and have a ten-year term from the grant date. However, provisions for 377,000 options granted in 1999 allowed for potential early vesting to occur upon the achievement of certain financial targets in 1999 and 2000. In 1999, these financial targets were met and, as a result, 188,500 options vested effective February 2000. These targets were not met in 2000 and therefore the unvested portion, 188,500 options, vest four years from their date of grant.

Under the Director Plan, as of December 31, 2000, 115,000 shares of common stock were authorized for issuance of stock options at prices equal to the fair market value of our common shares at the date of grant. At December 31, 2000, there were no shares available for grant under this Plan. Stock options are exercisable and vest in full one year following their grant date provided the optionee has continued to serve as our director. Each option expires on the earlier of ten years from the grant date or 90 days following the termination of a director's service as our director.

We also have an Adjustment Plan, which includes options granted in connection with the dividend distribution occurring on April 6, 1998. As part of this distribution, existing ATL option holders received one of our options for every six ATL options held. There was no change to the intrinsic value of the option grant, ratio of exercise price to market value, vesting provisions or option period as a result of the distribution. As of December 31, 2000, 164,505 shares of common stock are authorized primarily for issuance upon exercise of stock options at prices equal to the fair market value of our common shares at the date of grant.

Also as part of the distribution, restricted shares totaling 2,185 and 14,013, as determined using the exchange ratio of one of our restricted shares for every three ATL restricted shares, were outstanding as of December 31, 2000 and 1999.

Summary of stock option activity
Prior to the Distribution Date, we had no stock option plans specifically identified as our plans. All stock options granted through that date were part of ATL option plans.

The following table presents summary stock option activity for the years ended December 31:

(shares presented in thousands)               2000                         1999                        1998
                                ---------------------------    -------------------------  -------------------------------
                                           Weighted average             Weighted average                  Weighted average
                                  Shares    exercise price     Shares    exercise price      Shares        exercise price
                                 --------------------------    -------------------------  --------------------------------
Outstanding, beginning of year     2,113             $10.04     1,548             $ 6.95        --                 $  --
Adjustment Plan grants                --                 --        --                 --       289                 $5.39
Non-Adjustment Plan grants           778             $20.86       759             $15.86     1,290                 $7.28
Exercised                           (334)            $ 9.45       (98)            $ 6.27        (2)                $3.34
Cancelled                           (257)            $12.65       (96)            $10.25       (29)                $6.56
                                ---------------------------    -------------------------  -------------------------------
Outstanding, end of year           2,300             $13.50     2,113             $10.04     1,548                 $6.95
                                ===========================    =========================  ===============================

Exercisable, end of year             760             $ 9.00       501             $ 6.38       185                 $4.52
                                ===========================    =========================  ===============================

Weighted average fair value
    of options granted during
     the period (excludes the
     Adjustment Plan)                                $15.04                       $10.73                           $5.58
                                                     ======                       ======                           =====

The following is a summary of stock options outstanding:

(shares presented in thousands)

                                       Options outstanding                             Options exercisable
                     ------------------------------------------------------     ---------------------------------

                                         Weighted average      Weighted                              Weighted
  Range of exercise        Number           remaining          average            Number              average
       prices            outstanding     contractual life   exercise price      exercisable        exercise price
---------------------------------------------------------------------------     ---------------------------------
$  1.64   - $  6.94              927                6.95           $ 6.62                 524            $ 6.43
$  6.97   - $ 12.78              269                7.86           $10.62                 109            $10.11
$ 12.88  -  $ 12.88              341                9.82           $12.88                  --            $   --
$ 13.13  -  $ 16.50              254                8.37           $15.17                  92            $15.39
$ 17.19  -  $ 34.97              509                9.27           $27.11                  35            $26.88
                        ---------------------------------------------------     ---------------------------------
                               2,300                8.15           $13.50                 760            $ 9.00
                        ===================================================     =================================

Stock purchase rights
On April 6, 1998, we and First Chicago Trust Company of New York entered into a Rights Agreement. The Rights Agreement has certain anti-takeover provisions, which will cause substantial dilution to a person or group that attempts to acquire us; however, it will not interfere with any merger or other business combination approved by our board of directors.

Under the terms of the Rights Agreement, holders of our common stock also hold rights exercisable in certain circumstances discussed below. Holders of these rights may purchase 1/100th of a share of our Series A Participating Cumulative Preferred Stock, par value of $1.00, at a price equal to four times the average high and low sales prices of our common stock quoted on the Nasdaq National Market for each of the 10 trading days commencing on the sixth trading day following April 6, 1998. Circumstances under which these rights are exercisable involve acquisition or knowledge of expected acquisition or tender of 15% or more of our outstanding common stock. In addition, the board of directors may redeem all, but not part, of the rights outstanding for consideration in cash or common stock at a price equal to $0.01 per right.

Separate certificates for rights will not be distributed. Our common stock certificates serve as evidence of the rights. Prior to exercise of the rights and in accordance with the terms of the Rights Agreement, the rights have no voting or dividend value. If the rights are not exercised prior to April 5, 2008, they expire, with no consideration for the expiration being provided to the holder of the right.

Warrants
In 1999, we issued 15,000 warrants to nonemployee consultants in connection with marketing work performed. These warrants had exercise prices of $11.44 and vested one year from their date of grant. During 2000, all these warrants were exercised through a cashless exercise, which resulted in the issuance of 8,877 shares of common stock. As of December 31, 2000, no warrants were outstanding.

8.   Income taxes

For income tax purposes, our results through the Distribution Date were included in the consolidated federal income tax return of ATL and, accordingly, the net operating loss generated prior to the Distribution Date will not be available to us for use in periods subsequent to the Distribution Date. During the period from the Distribution Date through December 31, 2000, we accumulated a net operating loss carryforward of approximately $52.8 million. This carryforward begins expiring in 2018 and will be fully expired in 2020. Approximately $4.2 million of the net operating loss carryforward results from stock option deductions which, when and if realized, would result in a credit to shareholders' equity.

Because we incurred losses since inception, a valuation allowance entirely offsetting deferred tax assets has been established, thereby eliminating any deferred tax benefit in 2000 and 1999. The increase in the valuation allowance of $7.7 million in 2000, $8.1 million in 1999 and $3.6 million in 1998 is primarily the result of increasing net operating loss carryforwards.

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31 are as follows:

(in thousands)

                                                                         2000         1999
                                                                       --------     --------
Deferred tax assets:
     Net operating loss carryforwards                                  $ 17,961     $ 10,770
     Research and experimentation tax credit carryforwards                  844          564
     Allowances and accruals not recognized for tax purposes                376           67
     Other                                                                  420          461
                                                                       --------     --------
Gross deferred tax assets                                                19,601       11,862

Valuation allowance                                                     (19,414)     (11,674)
                                                                       --------     --------
                                                                            187          188
Deferred tax liabilities:
     Depreciation                                                          (187)        (188)
                                                                       --------     --------
Net deferred tax assets                                                $     --     $     --
                                                                       ========     ========

9.   Employee Benefit Plan

401(k) Retirement Savings Plan

All our employees are eligible to participate in our 401(k) Plan. Terms of the 401(k) Plan permit an employee to contribute up to a maximum of 16% of an employee's annual compensation on a post-tax or pretax basis, up to the maximum permissible by the Internal Revenue Service (IRS) during any plan year. Contributions exceeding the IRS limitation may be made only on a post-tax basis. We match each employee's contribution in increments equivalent to 100% for the first 3% and 50% for the second 3% of the employee's contribution percentage. In 2000, 1999 and 1998, we contributed $369,000, $207,000 and $98,000, in matching contributions to the 401(k) Plan in accordance with the plan's terms. Employees immediately vest in the contributions the employee makes. Vesting in our contribution on behalf of the employee occurs at equal increments at the end of each year of the first five years of an employee's service with us.

10.  Commitments and contingencies

Operating leases
We currently lease office and manufacturing space under an operating lease. As of December 31, 2000, future minimum lease payments are as follows:

            (in thousands)
            ---------------------------------------
            2001                            $  954
            2002                               971
            2003                             1,008
            2004                             1,053
            2005                             1,084
            Thereafter                       1,671
                                            ------
                                            $6,741
                                            ======

Prior to November 1998, we utilized facility space within ATL and were charged rent expense for the space occupied. Subsequently, we vacated the ATL facility and moved into a separate facility. Rent expense for the years ended December 31, 2000, 1999 and 1998 was $730,000, $329,000 and $243,000, which includes ATL charges of $128,000 for office space in 1998. We did not incur any rent expense prior to the Distribution Date as our operations were in ATL's owned facility.

Capital lease obligations

We entered into certain long-term obligations to finance the purchase of capital equipment as part of our normal business operations. Original terms of the obligations range from 18 to 48 months and have interest rates ranging between 10% and 15%. Obligations are secured by underlying assets. The following is a summary of the capital lease obligations and the related future minimum payments as of December 31, 2000:

          (in thousands)
          -------------------------------------------------------------------
          2001                                                       $    290
          2002                                                            159
          2003                                                            159
          2004                                                             53
                                                                     --------
          Total lease payments                                            661
          Less amount representing interest                               (92)
                                                                     --------
          Present value of net minimum capital lease payments             569
          Less current portion                                           (253)
                                                                     --------
          Long-term obligations, excluding current portion           $    316
                                                                     ========


Other commitments

As part of our agreements with our suppliers, suppliers may procure resources and material expected to be used for the manufacture of our product in accordance with our production schedule provided to them. In the event these items are not used in the quantities submitted as part of the production schedule or material becomes obsolete as a result of production timing, material changes or design changes, we may be responsible for compensating our suppliers for these procurements.

As part of obtaining our lease for our new facility, we were required to deposit approximately $334,000, representing restricted cash with our bank, which is included in long-term other assets. We have no other significant bank arrangements.

Contingencies

We obtained approval from the United States Food and Drug Administration (FDA) to sell and distribute our product domestically. However, we cannot assure you that the FDA will approve future product submissions by us. Additionally, international sales and distribution are dependent upon our obtaining approval of certain foreign regulatory agencies. We obtained approval from many of these agencies; however, we cannot assure you that we will obtain approval from other foreign regulatory agencies from which we seek approval in the future, on a timely basis, if at all.

11.  Segment reporting

We currently have one operating segment. Geographic regions are determined by the shipping destination. Sales revenues by geographic location and segregated between distributor and direct sales in the United States for the years ended December 31 are as follows:

          (in thousands)

                                                                2000                   1999
                                                   -----------------      -----------------
          United States distributor                          $ 7,130                $ 4,254
          United States direct sales                           8,044                     --
                                                   -----------------      -----------------
          Total United States                                 15,174                  4,254
          Japan                                                8,307                    131
          Other Asia (a)                                       2,094                  2,140
          Europe, Africa and the Middle East                   3,767                  2,730
          South and Latin America                              2,242                    718
          Other areas                                            453                    212
                                                   -----------------      -----------------
          Total sales revenue                                $32,037                $10,185
                                                   =================      =================

          (a)  Other Asia includes China, India, Korea, Singapore and Taiwan.

12.  Quarterly results -- unaudited


(in thousands, except per share amounts)
                                                                     For the three months ended,
                                  Mar. 31,    June 30,     Sept. 30, Dec. 31,    Mar. 31,      June 30,      Sept. 30,     Dec. 31,
                                    1999        1999         1999      1999        2000          2000          2000          2000
                                  -------------------------------------------------------------------------------------------------
Net sales revenue                 $    --     $    --       $   745    $ 9,440     $ 7,986       $ 9,034       $ 8,311     $ 6,707
Cost of sales  revenue                 --          --           507      5,991       4,624         4,974         4,674       4,378
                                  -------------------------------------------------------------------------------------------------
Gross margin on sales revenue          --          --           238      3,449       3,362         4,060         3,637       2,329

Grant revenue                         125          --            --         --          --            --            --          --
Operating expenses                  5,471       7,308         6,834      7,324       7,215         7,545         8,711      10,382
Other income/(loss)                   109         397           342        665         609           568           494        (178)
                                  -------------------------------------------------------------------------------------------------
Net loss                          $(5,237)    $(6,911)      $(6,254)   $(3,210)    $(3,244)      $(2,917)      $(4,580)    $(8,231)
                                  =================================================================================================
Basic and diluted net
    loss per share                $ (1.08)    $ (0.99)      $ (0.79)   $ (0.38)    $ (0.35)      $ (0.31)      $ (0.49)    $ (0.86)
                                  =================================================================================================
Shares used in computation of
    basic and diluted loss per
    share                           4,844       6,963         7,883      8,361       9,225         9,284         9,426       9,519
                                  =================================================================================================

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant

Information called for by Part III, Item 10, is included in our proxy statement relating to our Annual Meeting of shareholders to be held on April 24, 2001, and is incorporated herein by reference. The information appears in the proxy statement under the captions "Election of Directors" and "Executive Officers." The proxy statement will be filed within 120 days of December 31, 2000, our fiscal year end.


Item 11.   Executive Compensation

Information called for by Part III, Item 11, is included in our proxy statement relating to our Annual Meeting of shareholders to be held on April 24, 2001, and is incorporated herein by reference. The information appears in the proxy statement under the caption "Executive Compensation." The proxy statement will be filed within 120 days of December 31, 2000, our fiscal year end.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Information called for by Part III, Item 12, is included in our proxy statement relating to our Annual Meeting of shareholders to be held on April 24, 2001, and is incorporated herein by reference. The information appears in the proxy statement under the caption "Security Ownership of Certain Beneficial Owners and Management." The proxy statement will be filed within 120 days of December 31, 2000, our fiscal year end.

Item 13.   Certain Relationships and Related Transactions

Information called for by Part III, Item 13, is included in our proxy statement relating to our Annual Meeting of shareholders to be held on April 24, 2001, and is incorporated herein by reference. The information appears in the proxy statement under the caption "Certain Relationships and Related Transactions." The proxy statement will be filed within 120 days of December 31, 2000, our fiscal year end.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  Documents filed as part of this report:

          (1)  Financial Statements--See "Index to Financial Statements" under
               Item 8 of this Report.

          (2)  Financial Statement Schedules.





                                                    -----------   ------------



                                                    -----------   ------------
                                                    ===========   ============


                                  Schedule II

                       Valuation and Qualifying Accounts
                         Year ended December 31, 2000

(in thousands)                                              Additions charged
                                                              to general and
                                          Balance at          administrative                         Balance at end
                                       beginning of year         expense             Deductions          of year
                                    -----------------------------------------------------------------------------------
Allowance for doubtful accounts               $96                  $631                  $4                $723


                       Valuation and Qualifying Accounts
                         Year ended December 31, 1999

(in thousands)                                              Additions charged
                                                              to general and
                                          Balance at          administrative                         Balance at end of
                                       beginning of year         expense             Deductions             year
                                    -----------------------------------------------------------------------------------
Allowance for doubtful accounts                $--                   $96                 $--                 $96

                    (3)  Exhibits.

 Exhibit No.                              Description
-------------  -----------------------------------------------------------------
  3.1*         Restated Articles of Incorporation of the registrant
  3.2**        Certificate of Designation of Series A Participating Cumulative
               Preferred Stock
  3.3**        Bylaws of the registrant
  4.1*         Rights Agreement between First Chicago Trust Company and the registrant, dated April 6, 1998
  4.2***       Form of Purchase Agreement
  10.1         1998 Option, Stock Appreciation Right, Restricted Stock, Stock
               Grant and Performance Unit Plan, as amended and restated
  10.2*        Terms of Stock Option Grant Program for Nonemployee Directors
               under the SonoSite, Inc. 1998 Option, Stock Appreciation Right,
               Restricted Stock, Stock Grant and Performance Unit Plan
  10.3         1998 Nonofficer Employee Stock Option Plan, as amended and restated
  10.4**       Nonemployee Director Stock Option Plan
  10.5***      Management Incentive Compensation Plan
  10.6**       Adjustment Plan
  10.7*        Form of Senior Management Employment Agreement between the registrant and each of Ronald Dickson, Kevin M. Goodwin, David H.
               Gusdorf, K. Kay Hannah, Jens U. Quistgaard, Ph.D., Michael J.
               Schuh, Douglas W. Tefft and Daniel Walton
  10.8*        Distribution Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998
  10.9*        Technology Transfer and License Agreement between ATL Ultrasound,
               Inc. and the registrant, effective as of April 6, 1998, as amended
  10.10*       OEM Supply Agreement between ATL Ultrasound, Inc. and the
               registrant, effective as of April 6, 1998, as amended
  10.11*       Employee Benefits Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998
  10.12*       Service Agreement between ATL Ultrasound, Inc. and the
               registrant, effective as of April 6, 1998
  10.13*       Lease Agreement between TMT-Bothell, LLC and the registrant, dated May 9, 1998
  10.14*****   Lease Agreement between Riggs & Company, a division of Riggs Bank
               N.A., and registrant, dated December 28, 1999
  10.15*****   Distribution Agreement between Olympus Optical Co. Ltd. and the registrant, dated August 1, 1999
  23.1         Consent of KPMG LLP, independent auditors
  24.1         Power of attorney (contained on signature page)

     _____________________
     * Incorporated by reference to the designated exhibit included in the Company's Registration Statement on Form S-1 (Registration No. 333-71457).
     ** Incorporated by reference to the designated exhibit included in the Company's report on Form 10 (SEC File No. 000-23791).
     *** Incorporated by reference to the designated exhibit included in the Company's report on Form 10-K for the year ended December 31, 1998 (SEC File No. 000-23791).
     ***** Incorporated by reference to the designated exhibit included in the Company's report on Form 10-K for the year ended December 31, 1999 (SEC File No. 000-23791).


            (b)  Reports on Form 8-K:

            No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SONOSITE, INC.



                              By: __________________________________
                                  Michael J. Schuh
                                  Vice President-Finance, Chief Financial
                                  Officer, Secretary and Treasurer

Date:  March 29, 2001

Each person whose individual signature appears below hereby authorizes and appoints Kevin M. Goodwin and Michael J. Schuh, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 29th day of March 2001.

_____________________________________       Chairman of the Board
          Kirby L. Cramer


_____________________________________       President, Chief Executive Officer
         Kevin M. Goodwin                   and Director (Principal Executive
                                            Officer)

_____________________________________       Vice President-Finance, Chief
         Michael J. Schuh                   Financial Officer, Secretary and
                                            Treasurer (Principal Financial and
                                            Accounting Officer)


_____________________________________       Director
         Edward V. Fritzky


_____________________________________       Director
       Steven R. Goldstein, M.D.


_____________________________________       Director
          Ernest Mario, Ph.D.


_____________________________________       Director
       William G. Parzybok, Jr.


_____________________________________       Director
        Jeffrey Pfeffer, Ph.D.


_____________________________________       Director
         Dennis A. Sarti, M.D.


_____________________________________       Director
        Jacques Souquet, Ph.D.

                               INDEX TO EXHIBITS


 Exhibit No.                                Description
-------------  -----------------------------------------------------------------

  3.1*         Restated Articles of Incorporation of the registrant
  3.2**        Certificate of Designation of Series A Participating Cumulative
               Preferred Stock
  3.3**        Bylaws of the registrant
  4.1*         Rights Agreement between First Chicago Trust Company and the registrant, dated April 6, 1998
  4.2***       Form of Purchase Agreement
  10.1         1998 Option, Stock Appreciation Right, Restricted Stock, Stock
               Grant and Performance Unit Plan, as amended and restated
  10.2*        Terms of Stock Option Grant Program for Nonemployee Directors
               under the SonoSite, Inc. 1998 Option, Stock Appreciation Right,
               Restricted Stock, Stock Grant and  Performance Unit Plan
  10.3         1998 Nonofficer Employee Stock Option Plan, as amended and restated
  10.4**       Nonemployee Director Stock Option Plan
  10.5***      Management Incentive Compensation Plan
  10.6**       Adjustment Plan
  10.7*        Form of Senior Management Employment Agreement between the registrant and each of Ronald Dickson, Kevin M. Goodwin, David H.
               Gusdorf, K. Kay Hannah, Jens U. Quistgaard, Ph.D., Michael J.
               Schuh, Douglas W. Tefft and Daniel Walton
  10.8*        Distribution Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998
  10.9*        Technology Transfer and License Agreement between ATL Ultrasound,
               Inc. and the registrant, effective as of April 6, 1998, as amended
  10.10*       OEM Supply Agreement between ATL Ultrasound, Inc. and the
               registrant, effective as of April 6, 1998, as amended
  10.11*       Employee Benefits Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998
  10.12*       Service Agreement between ATL Ultrasound, Inc. and the
               registrant, effective as of April 6, 1998
  10.13*       Lease Agreement between TMT-Bothell, LLC and the registrant, dated May 9, 1998
  10.14*****   Lease Agreement between Riggs & Company, a division of Riggs Bank
               N.A., and registrant, dated December 28, 1999
  10.15*****   Distribution Agreement between Olympus Optical Co. Ltd. and the registrant, dated August 1, 1999
  23.1         Consent of KPMG LLP, independent auditors
  24.1         Power of attorney (contained on signature page)

     _________________
     * Incorporated by reference to the designated exhibit included in the Company's Registration Statement on Form S-1 (Registration No. 333-71457).
     ** Incorporated by reference to the designated exhibit included in the Company's report on Form 10 (SEC File No. 000-23791).
     *** Incorporated by reference to the designated exhibit included in the Company's Registration Statement on Form S-3 (Registration No. 333-91083).
     **** Incorporated by reference to the designated exhibit included in the Company's report on Form 10-K for the year ended December 31, 1998 (SEC File No. 000-23791).
     ***** Incorporated by reference to the designated exhibit included in the Company's report on Form 10-K for the year ended December 31, 1999 (SEC File No. 000-23791).