Form 10-Q
period 2001-03-31
SONOSITE INC
filed 2001-05-15
CIK 1055355

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                --------------

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended March 31, 2001

                                      OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    For the transition period from -- to --


                        Commission file number 0-23791

                                SONOSITE, INC.
                                --------------
            (Exact name of registrant as specified in its charter)


          Washington                                       91-1405022
--------------------------------               ---------------------------------
  (State or Other Jurisdiction                 (I.R.S. Employer Identification
of Incorporation or Organization)                            Number)


                21919 - 30th Drive SE, Bothell, WA  98021-3904
                ----------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

                                (425) 951-1200
                                --------------
             (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $0.01 par value                          9,632,704
-----------------------------------         ------------------------------------
             (Class)                          (Outstanding as of May 10, 2001)

                                SonoSite, Inc.

                         Quarterly Report on Form 10-Q

                     For the Quarter Ended March 31, 2001

                               Table of Contents

                                                                                                                  Page No.
                                                                                                                 ----------
PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements (unaudited)

                 Condensed Balance Sheets -- March 31, 2001 and December 31, 2000.........................             3

                 Condensed Statements of Operations -- Quarters ended March 31, 2001 and 2000.............             4

                 Condensed Statements of Cash Flows -- Quarters ended March 31, 2001 and 2000.............             5

                 Notes to Condensed Financial Statements..................................................             6

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations....             9

Item 3.          Quantitative and Qualitative Disclosures about Market Risk...............................            19

PART II          OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K.........................................................            19

SIGNATURE ................................................................................................            20

PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                SonoSite, Inc.
                           Condensed Balance Sheets
                                  (unaudited)

                                     Assets
(In thousands, except share data)                              March 31,      December 31,
                                                                 2001            2000
                                                               ---------     ------------
Current assets:
      Cash and cash equivalents                                 $  4,709       $ 11,067
      Short-term investment securities                            14,722         18,218
      Accounts receivable, less allowance for doubtful
       accounts of $723 for each period presented                  9,094          7,303
      Accrued interest receivable                                    286            330
      Inventories                                                 10,511         12,325
      Prepaid expenses and other current assets                      589          1,070
                                                               ---------      ---------
Total current assets                                              39,911         50,313

Property and equipment, net                                        5,770          5,980
Investment in affiliates                                              --            112
Receivable from affiliates                                           822            880
Other assets                                                         654            739
                                                               ---------      ---------
Total assets                                                    $ 47,157       $ 58,024
                                                               =========      =========

                         Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                          $  1,717       $  5,561
      Accrued expenses                                             3,006          3,684
      Current portion of long-term obligations                       182            253
      Deferred revenue                                               318            281
                                                               ---------      ---------
Total current liabilities                                          5,223          9,779

Deferred rent                                                        166            121
Long-term obligations, less current portion                          285            316
                                                               ---------      ---------
Total liabilities                                                  5,674         10,216

Commitments and contingencies

Shareholders' equity:
      Preferred stock, $1.00 par value
           Authorized shares - 6,000,000
           Issued and outstanding shares - none                       --             --
      Common stock, $.01 par value:
            Authorized shares - 50,000,000
            Issued and outstanding shares:
                 As of March 31, 2001 - 9,615,416
                 As of December 31, 2000 - 9,551,596                  96             96
      Additional paid-in-capital                                 109,706        109,195
      Accumulated deficit                                        (68,217)       (61,492)
      Accumulated other comprehensive loss                          (102)             9
                                                               ---------      ---------
Total shareholders' equity                                        41,483         47,808
                                                               ---------      ---------
Total liabilities and shareholders' equity                      $ 47,157       $ 58,024
                                                               =========      =========

           See accompanying notes to condensed financial statements.

                                SonoSite, Inc.
                      Condensed Statements of Operations
                                  (unaudited)

(In thousands, except loss per share)                     Quarters Ended
                                                             March 31,
                                                    --------------------------
                                                       2001            2000
                                                    ----------      ----------
Sales                                                $   8,163       $   8,015
Cost of sales                                            4,866           4,653
                                                    ----------      ----------
Gross margin                                             3,297           3,362

Operating expenses:
  Research and development                               3,555           2,477
  Sales and marketing                                    5,267           3,608
  General and administrative                             1,395           1,130
                                                    ----------      ----------
Total operating expenses                                10,217           7,215

Other income (loss):
  Interest income                                          388             719
  Interest expense                                         (32)            (38)
  Equity in losses of affiliates                          (161)            (72)
                                                    ----------      ----------
Total other income                                         195             609

Net loss                                             $  (6,725)      $  (3,244)
                                                    ==========      ==========

Basic and diluted net loss per share                 $   (0.70)      $   (0.35)
                                                    ==========      ==========

Weighted average common and potential common shares
  used in computing net loss per share                   9,567           9,225
                                                    ==========      ==========

           See accompanying notes to condensed financial statements.

                                SonoSite, Inc.
                      Condensed Statements of Cash Flows
                                  (unaudited)

(In thousands)                                                                         Quarters Ended
                                                                                          March 31,
                                                                            -----------------------------------
                                                                                 2001                  2000
                                                                            -------------          ------------
Operating activities:
Net loss                                                                       $  (6,725)            $  (3,244)
Adjustments to reconcile net loss to net cash used in operating  activities:
     Depreciation and amortization                                                   595                   588
     Equity in loss of affiliates                                                    161                    72
     Amortization of premium on investment securities and deferred
        compensation                                                                  --                     9
  Changes in operating assets and liabilities:
     Increase in accounts receivable                                              (1,791)               (3,446)
     Decrease (Increase) in receivable from affiliates                                58                   (39)
     Decrease (Increase) in interest receivable                                       44                  (347)
     Decrease (Increase) in inventories                                            1,814                (1,905)
     Decrease (Increase) in prepaid expenses and other current assets                481                   (65)
     Decrease (Increase) in other assets                                              36                  (424)
     (Decrease) Increase in accounts payable                                      (3,844)                1,606
     Decrease in accrued expenses                                                   (678)                 (471)
     Increase (Decrease) in deferred rent                                             45                    (1)
     Increase (Decrease) in deferred revenue                                          37                   (89)
                                                                              ----------            ----------
Net cash used in operating activities                                             (9,767)               (7,756)

Investing activities:
     Purchase of investments                                                      (2,574)              (26,981)
     Proceeds from maturities of investments                                       5,959                 5,275
     Purchase of equipment                                                          (386)               (1,176)
     Proceeds on sale of equipment                                                     1                    21
                                                                              ----------            ----------
Net cash provided by (used in) investing activities                                3,000               (22,861)

Financing activities:
     Repayment of long-term obligations                                             (102)                 (125)
     Proceeds from sale of common stock, net of issuance costs                        --                   (35)
     Exercise of stock options                                                       511                   558
                                                                              ----------            ----------
Net cash provided by financing activities                                            409                   398

Net change in cash                                                                (6,358)              (30,219)
Cash and cash equivalents at beginning of period                                  11,067                33,252
                                                                              ----------            ----------
Cash and cash equivalents at end of period                                     $   4,709             $   3,033
                                                                              ==========            ==========

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                    $      42             $      20
                                                                              ==========            ==========
Supplemental disclosure of non-cash investing and financing activities:
     Unrealized gain/(loss) on investment                                      $    (111)            $      --
                                                                              ==========            ==========

           See accompanying notes to condensed financial statements.

                                SonoSite, Inc.

                    Notes to Condensed Financial Statements
                                  (unaudited)

Interim Financial Information

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information furnished reflects, in the opinion of SonoSite, Inc. management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim period presented. The results of operations for the quarter ended March 31, 2001 are not necessarily indicative of our expected results for the entire year ending December 31, 2001 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000, included in our Annual Report on Form 10-K. Certain amounts reported in previous years have been reclassified to conform to current year presentation.

Business Overview

SonoSite commenced operations as a division of ATL Ultrasound, Inc., or ATL. We were formed to develop the design and specifications for a highly portable ultrasound device and other highly portable ultrasound products for diagnostic imaging in a multitude of clinical and field settings. On April 6, 1998, we became an independent, publicly owned company through a tax-free distribution of one new share of our stock for every three shares of ATL stock held as of that date. ATL retained no ownership in SonoSite following the spin-off.

We finalized the development and began commercialization of our first products in 1999, recognizing our initial product sales revenue in September 1999. Continuing to develop and enhance our products in 2000, we introduced the SonoHeartTM system for cardiology and the high frequency SonoSite(R) 180 system, along with three new transducers. As of March 31, 2001, our products were comprised of two highly portable ultrasound systems, the SonoSite 180 and SonoHeart systems, and five transducers. Subsequent to March, we announced the release of our SonoSite 180PLUS and SonoHeart PLUS systems, both of which include M-mode, Pulsed Wave Doppler and Tissue Harmonics Imaging capabilities.

Financial Instruments

Cash equivalents
Cash equivalents consist of money market and highly liquid debt instruments with original or remaining maturities at purchase of three months or less.

Investment securities
Investment securities consist of high-grade corporate debt. While our intent is to hold our securities until maturity, we classified all securities as available-for-sale because the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive loss until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis.

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

Foreign currency translations and transactions
The United States dollar is considered to be the functional currency of the company and our subsidiary. Monetary assets and liabilities of our foreign subsidiary are remeasured into United States dollars from the local currency at rates in effect at period-end and non-monetary assets and liabilities are remeasured at historical rates. Revenues and expenses are remeasured at average rates during the period. Gains and losses arising from the remeasurement of local currency financial statements are included in non-operating income.

Accounts receivable
In the ordinary course of business, we grant credit to a broad customer base. Of the accounts receivable balance at March 31, 2001, 71% and 29% were receivable from international and domestic parties, prior to any provision for doubtful accounts, of which approximately $250,000 was classified as a long-term other asset. The same percentages as of December 31, 2000 were 51% and 49%.

During the first quarter of 2001, sales revenue was 56% international and 44% domestic. During the first quarter 2000, sales revenue was 79% international and 21% domestic.

The following table presents individual customers whose outstanding receivable balance as a percentage of total trade receivables and/or revenue as a percentage of total sales revenue exceeded 10%:

                                        Accounts Receivable                              Sales Revenue
                              -------------------------------------            ---------------------------------
                                               As of                                 For the Quarter Ended
                              -------------------------------------            ---------------------------------
                              March 31, 2001     December 31, 2000             March 31, 2001     March 31, 2000
                              --------------    -------------------            --------------     --------------
Brazilian distributor                                   11%
Japanese distributor              13%                                               15%                26%
Middle Eastern distributor        16%                                               18%
United States distributor                                                                              14%
                               ---------             ----------                  ----------         ----------
Totals                            29%                   11%                         33%                40%
                               =========             ==========                  ==========         ==========

Fair value of financial instruments
The carrying value of our financial instruments, including cash and cash equivalents, accounts receivable, certain long-term other assets and debt, approximates fair value. Cash and cash equivalents and accounts receivable approximate fair value due to their short-term nature. Long-term other assets and debt approximate fair value as interest rates on these notes approximate market.

Inventories
Inventories are stated at the lower of cost, on a first-in, first-out method, or market. Inventories consist of the following (in thousands):


                              March 31,      December 31,
                                2001             2000
                             -----------     -----------
Raw material                     $ 4,578         $ 4,172
Finished goods                     5,933           8,153
                             -----------     -----------
Total                            $10,511         $12,325
                             ===========     ===========

Property and equipment
Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Maintenance and repair costs are expensed as incurred, with additions and improvements to property and equipment capitalized. Depreciation and amortization are calculated using the straight-line basis over estimated useful lives as follows:

Asset                                      Estimated Useful Lives
-----                                      ----------------------
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

Accumulated Other Comprehensive Loss

Other comprehensive losses consist entirely of net unrealized losses on investments.

The following presents the components of comprehensive loss for the quarter ending March 31 (in thousands):

                                      ----------------------------------
                                           2001                2000
                                      --------------      --------------
Net loss                                  $  (6,725)          $  (3,244)
Other comprehensive loss:
    Unrealized loss on investments             (111)               (109)
                                         ----------          ----------
Comprehensive loss                        $  (6,836)          $  (3,353)
                                         ==========          ==========

Net Loss per Share

Basic and diluted net loss per share was computed by dividing the net loss by the weighted average shares outstanding exclusive of unvested restricted shares.

Outstanding options to purchase our shares and our unvested restricted shares were not included in the computations of diluted net loss per share because to do so would be antidilutive. As of March 31, 2001, our outstanding options and unvested restricted shares totaled 2,285,832 and 642. As of March 31, 2000, our outstanding options and unvested restricted shares totaled 2,111,460 and 11,931.

The following is a reconciliation of the numerator and denominator of the basic and diluted loss per share calculations:

(in thousands, except loss per share)

                                                March 31,                                   March 31,
                                                   2001                                       2000
                                   ------------------------------------        ------------------------------------
                                     Loss         Shares        LPS              Loss         Shares         LPS
Weighted average shares
outstanding                                       9,568                                        9,237

Weighted average unvested
restricted stock                                     (1)                                         (12)
                                   ------------------------------------        -------------------------------------
Basic and diluted loss per share     $(6,725)      9,567        $(.70)           $(3,244)      9,225         $(.35)
                                   ====================================        =====================================

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative instrument's fair value be recognized in earnings unless specific hedge accounting criteria are met. This statement became effective for us beginning January 1, 2001. Our adoption of the standard did not have a material effect on our financial results.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q are "forward-looking statements." Forward-looking statements are based on the opinions and estimates of our management at the time the statements are made and are subject to risks and uncertainties that could cause our actual results to differ materially from those expected or implied by the forward-looking statements. The words "believe," "expect," "intend," "anticipate" and similar expressions are intended to identify forward-looking statements, but their absence does not necessarily mean that the statement is not forward-looking. These statements are not guaranties of future performance and are subject to known and unknown risks and uncertainties and are based upon potentially inaccurate assumptions. Factors that could affect SonoSite's actual results include those described under the heading "Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price" in this Form 10-Q and in our filings from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2000. We caution readers not to place undue reliance upon these forward-looking statements that speak only as to the date of this report. We undertake no obligation to publicly revise any forward-looking statements to reflect new information, events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Overview

SonoSite commenced operations as a division of ATL. We were formed to develop the design and specifications for a highly portable ultrasound device and other highly portable ultrasound products for diagnostic imaging in a multitude of clinical and field settings. On April 6, 1998, we became an independent, publicly owned company through a tax-free distribution of one new share of our stock for every three shares of ATL stock held as of that date. ATL retained no ownership in SonoSite following the spin-off.

We finalized the development and began commercialization of our first products in 1999 and recognized our initial product sales revenue in September 1999. Continuing to develop and enhance our products in 2000, we introduced the SonoHeart system for cardiology and the high frequency SonoSite 180 system, along with three new transducers. As of March 31, 2001, our products were comprised of two highly portable ultrasound systems, the SonoSite 180 and SonoHeart systems, and five transducers. Subsequent to March 31 2001, we introduced the SonoSite 180PLUS and SonoHeart PLUS systems. The PLUS systems include M-mode and provide feature options of Pulsed Wave (PW) Doppler and Tissue Harmonics Imaging.

Initially, we sold our products primarily through medical product distributors worldwide. In 2000, we developed and introduced a contract direct sales force in the United States market to supplement and eventually replace our distributors in the United States. Recognizing the value of real-world experience, we utilized sonographers, some of whom had no selling experience, and trained them in selling our systems. As the year progressed, we saw significant increases in revenue generated by this direct sales group in the United States. As a result, we hired these sonographers onto our direct sales team in early 2001. Further, we nearly doubled the number of sales consultants domestically by adding proven, professional sales people, bringing our total to 40 by the end of March as we continue to penetrate the key geographical and specialty segments that we identified in 2000. We intend to continue to add sales consultants in the second quarter and currently anticipate having approximately 50 sales consultants in the United States by the end of the quarter.

Internationally, we continue to address other larger potential markets in the world through our relationship with Olympus in Japan, our joint venture in China and dedicated distributors in other traditionally large ultrasound markets. Through these relationships, we anticipate that we can effectively address large potential markets. In the first quarter of 2001, after seeing the success in the United States, we established a subsidiary in the United Kingdom, SonoSite, Ltd., which sells directly in the United Kingdom. We anticipate expanding our direct selling efforts into Germany and France in the future.

In the future, our prospects and ability to grow a profitable business will depend on our ability to effectively market and sell our products to a variety of customers, both in terms of geography and medical segment. We identified those markets where we believe that our products will generate sales and that we possess a significant opportunity to have a positive medical impact. These markets include obstetrics and gynecology, emergency medicine, radiology and surgery. In addition, we believe that our products can be successfully marketed and sold to address many other medical applications, of which many currently do not use ultrasound.

Since operations began, we have incurred losses. We expect to continue to incur operating losses unless and until our product sales generate sufficient revenue to fund our continuing operations. We may be unable to generate sufficient revenue to fund our operations in future periods.

Results of Operations

Sales

Sales increased to $8.2 million for the quarter ended March 31, 2001 compared to $8.0 million for the quarter ended March 31, 2000, an increase of $200,000. Coinciding with our increase in direct sales, current quarter sales represent a growing number of end customer sales, as opposed to the comparable prior year quarter that primarily consisted of orders to meet initial distributor demand. Product revenues are generally recognized at the time of shipment.

We anticipate that sales revenue will increase in 2001 as compared to prior years due to our expanded direct selling efforts, new product developments, new corporate customer agreements and overall expansion of general market awareness of the company and our products. As of March 31, 2001, our products included two platforms, the SonoSite 180 and SonoHeart, which, when used in conjunction with one of our five transducers, may be used in a variety of applications. Our transducers include a curved array transducer, the C60, for abdominal imaging, an intra-cavital transducer, the ICT, for transvaginal and intra-cavital imaging, a microconvex transducer, the C15, for cardiac imaging, a linear array transducer, the L38, for use in radiology, emergency medicine and vascular imaging and a neonatal transducer, the C11, for pediatric applications. Additionally, in April 2001, we released our PLUS systems, which offer M-mode, Pulsed Wave Doppler and Tissue Harmonics Imaging. We anticipate that product revenues in the second quarter will increase over the first quarter.

Gross margin on sales revenue

The gross margin on sales revenue for the quarters ended March 31, 2001 and 2000 was 40% and 42%. The decrease in gross margin is due to lower production line utilization than anticipated when we began manufacturing our product in-house. Prior to October 2000, third parties performed all of our manufacturing. We anticipate that the gross margin on our product sales will increase in 2001 due primarily to our increasing percentage of direct and domestic sales compared to distributor sales, which include a standard discount. Additionally, with the transfer of manufacturing in-house, we anticipate product costs will decrease over 2001 as prodcution volume increases and production line utilization increases.

Research and development expenses

Research and development expenses for the quarters ended March 31, 2001 and 2000 were $3.6 million and $2.5 million. The increase in research and development expenses by $1.1 million was primarily the result of increased activities surrounding the design, tooling and testing of the SonoSite 180PLUS and SonoHeart PLUS systems, which were released in April 2001. We anticipate that spending levels in research and development will decrease in the near term.

Sales and marketing expenses

Sales and marketing expenses for the quarters ended March 31, 2001 and 2000 were $5.3 million and $3.6 million. The increase of $1.7 million in 2001 compared to 2000 is primarily due to increases in personnel and personnel-related expenses, our direct sales force and related commissions and increases in advertising and promotion activity to support both our new and existing products within our core markets.

We continue to recognize the need to support our existing products and expect marketing and selling costs to increase in 2001 as we increase the size of our direct selling force and support our new PLUS system platform. This increase includes expanding our direct selling efforts to certain European markets.

General and administrative expenses

General and administrative expenses for the quarters ended March 31, 2001 and 2000 were $1.4 million and $1.1 million. The increase of $300,000 in 2001 compared to 2000 was primarily the result of added personnel in our general and administrative functions to support our growth.

Other income

Other income for the quarters ended March 31, 2001 and 2000 was $195,000 and $609,000. In 2001, other income consisted of $388,000 of interest income, which was partially offset by $32,000 of interest expense and $161,000 of losses from equity method investees. In 2000, other income consisted of $719,000 of interest income, which was partially offset by $38,000 of interest expense and $72,000 of losses from equity method investees. The decrease in interest income between 2001 and 2000 of approximately $331,000 is due to our lower average investment balance. The increase in equity in losses of affiliates was primarily the result of operating losses by our equity investee.

Liquidity and Capital Resources

In the first quarter of 2001, our cash and cash equivalents balance decreased by $6.4 million. This decrease was the result of $9.8 million used in operating activities, which is offset by $3.0 million provided by investing activities. The operating cash uses, consisting of our net loss of $6.7 million, usages in our accounts receivable of $1.8 million and decreases in our accounts payable of $3.8 million and accrued expenses of $678,000, were partially offset by reductions in inventory of $1.8 million, prepaid expenses and other current assets of $481,000 and depreciation expense of $595,000. Cash provided by investing activities represented the net of proceeds from investment maturities of $6.0 million and purchases of investments of $2.6 million.

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

We expect our cash requirements to continue in future periods as we continue to fund losses until we can generate sufficient revenues to meet our operating expenses. However, we expect our cash requirements to decrease in 2001 compared to 2000 due to an increase in sales revenue. We expect operating expenses to increase as we continue to fund our manufacturing and research and development activities, increase our direct selling efforts and targeted marketing plans, enhance our educational offerings and provide adequate administrative support for these areas. We believe that our existing cash will be sufficient to fund our operations through 2001. However, it is difficult to accurately predict the amount of cash that we may require during 2001. Actual cash needs will depend in part upon factors beyond our control, such as lower than anticipated revenues, technical obstacles, market acceptance of our products, disruption in manufacturing or the supply of raw materials, economic circumstances and cost overruns. If additional capital is required, we may not be able to obtain adequate financing on a timely basis, on terms acceptable to us, or at all.

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

We incurred net losses in each quarter since we started operations and have a limited history of product sales. As of March 31, 2001, we had an accumulated deficit of approximately $68.2 million, including approximately $10.6 million that was accumulated prior to our commencing operations as a separate company in April 1998. We expect to incur substantial additional expenses in the future as we continue to conduct research and development efforts on newer generation products and increase sales and marketing efforts. We will need to generate significant additional revenues in the future before we will be able to achieve and maintain profitability. Our business strategies may not be successful and we may not be profitable in any future period. If we do become profitable, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

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

We depend on single-source vendors for some key components for our products, including custom-designed integrated circuits, image displays, batteries, capacitors, cables and transformers. There are relatively few alternative sources of supply for some of these components. While these vendors have generally produced our components with acceptable quality, quantity and cost in the past, they have experienced periodic problems that have caused us delays in production. To date, these problems have not been material. These suppliers may be unable to meet our future demands or may experience quality and specification problems, which might cause us to experience delays, incur additional costs and possibly miss customer deliveries. Establishing additional or replacement suppliers for these components may take a substantial amount of time. If we have to switch to a replacement vendor, the manufacture and delivery of our products could be interrupted.

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

Our direct selling force is new, and efforts to maintain and expand a qualified sales force at a reasonable cost may not be successful.

We began direct sales of our products in the United States in February 2000 with a contract sales force comprised of sonographers with little direct sales experience. We nearly doubled the size of our direct sales force in the United States and began direct selling in Western Europe in the first quarter of 2001. This expansion requires extensive training and management as well as increasing administrative activities. We may not be able to train qualified sales personnel to meet our objectives. Further, they may not be ultimately successful. In addition, costs associated with maintaining and growing a sales force are difficult to control and manage and consequently may adversely affect our results.

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

Our future performance will depend largely on the efforts and abilities of our key technical, marketing, selling and managerial personnel and our ability to retain them. We may be unable to attract qualified, highly skilled personnel into key positions, in particular our sales representatives. Our success depends on our ability to attract and retain additional key personnel in the future. While we do not have any employment agreements with any of our employees, we do have change in control agreements with certain of our executives, which prevent them from working for a competitor within a designated period of time after leaving us. Nevertheless, the loss of any of our key employees could harm our business, particularly the loss of any of our key engineering or sales personnel. We do not maintain key-person insurance on any of our employees.

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

We may incur tax liability in connection with our spin-off from ATL

Our spin-off was treated by ATL as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986. However, if ATL were to recognize taxable gain from the spin-off, the Internal Revenue Service could impose that liability on any member of the ATL consolidated group as constituted prior to the spin-off, including us. ATL agreed to cover 85% of any such liability, unless the tax is imposed due to our actions solely or by ATL solely; in which case, we have agreed with ATL that the party who is solely at fault shall bear all of the tax liability. We cannot guarantee that ATL would indemnify us or agree that it caused the liability to be imposed. If we were required to pay all or a portion of any taxes related to the spin-off, our business would be adversely affected.

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

               .   a shareholder rights agreement; and

               . acceleration provisions in benefit plans and change-in-control agreements with our employees.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk relating to changes in interest rates, which could adversely affect the value of our investments in marketable securities or increase interest expense on outstanding obligations.

As of March 31, 2001, our portfolio consisted of $14.7 million of interest bearing securities with maturities of less than one year. Our intent is to hold these securities until maturity, but have classified them as available-for-sale in the event of liquidation or unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for the remainder of 2001 from a hypothetical 10% increase in market interest rates would not have a material impact on either the investment portfolio or our obligations.

We distribute much of our product internationally through international distributors. Although virtually all transactions currently are transacted using United States dollars, economic and political risk exist within these international markets, which we cannot control. In addition, we have an affiliate that maintains certain accounts in a foreign currency. If the United States dollar were to uniformly increase in strength by 10% in 2001 relative to the currency of our affiliate, we believe the impact on our financial results would not be significant.


Part II:  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  a) Exhibits

Exhibit No.                             Description
-----------    --------------------------------------------------------------

 3.1*          Restated Articles of Incorporation of the Company
 3.2**         Certificate of Designation of Series A Participating Cumulative
               Preferred Stock
 3.3           Amended and Restated Bylaws of the Company
 4.1*          Rights Agreement between First Chicago Trust Company and the
               Company, dated April 6, 1998
 4.2***        Form of Purchase Agreement
10.3           Amended 1998 Nonofficer Employee Stock Option Plan

------------------
* Incorporated by reference to the designated exhibit included in the Company's Registration statement on Form S-1 (Registration No. 333-71457).
** Incorporated by reference to the designated exhibit included in the Company's report on Form 10 (SEC File No. 000-23791).
*** Incorporated by reference to the designated exhibit included in the Company's Registration Statement on Form S-3 (Registration No. 333-91083).

  b) Reports on Form 8-K

  No reports were filed on form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SONOSITE, INC.
                                       (Registrant)


Dated:   May 14, 2001                  By:  /s/ MICHAEL J. SCHUH
                                            Michael J. Schuh
                                            Vice President-Finance,
                                            Chief Financial Officer
                                            and Secretary
                                            (Authorized Officer and Principal
                                            Financial Officer)

                               INDEX TO EXHIBITS

Exhibit No.                             Description
-----------    --------------------------------------------------------------

 3.1*          Restated Articles of Incorporation of the Company
 3.2**         Certificate of Designation of Series A Participating Cumulative
               Preferred Stock
 3.3           Amended and Restated Bylaws of the Company
 4.1*          Rights Agreement between First Chicago Trust Company and the
               Company, dated April 6, 1998
 4.2***        Form of Purchase Agreement
10.3           1998 Nonofficer Employee Stock Option Plan, as amended and restated

------------------
* Incorporated by reference to the designated exhibit included in the Company's Registration statement on Form S-1 (Registration No. 333-71457).
** Incorporated by reference to the designated exhibit included in the Company's report on Form 10 (SEC File No. 000-23791).
*** Incorporated by reference to the designated exhibit included in the Company's Registration Statement on Form S-3 (Registration No. 333-91083).