Form 10-Q
period 2001-06-30
SONOSITE INC
filed 2001-08-14
CIK 1055355

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

                 For the quarterly period ended June 30, 2001

                                      OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

              For the transition period from ________ to ________


                        Commission file number 0-23791

                                SONOSITE, INC.
                                --------------
            (Exact name of registrant as specified in its charter)


           Washington                                     91-1405022
---------------------------------             ----------------------------------
(State or Other Jurisdiction                    (I.R.S. Employer Identification
of Incorporation or Organization)                           Number)


                21919 - 30th Drive SE, Bothell, WA  98021-3904
              ---------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)


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

  Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   Common Stock, $0.01 par value                          11,499,687
-----------------------------------          -----------------------------------
             (Class)                         (Outstanding as of August 10, 2001)

                                SonoSite, Inc.

                         Quarterly Report on Form 10-Q

                      For the Quarter Ended June 30, 2001

                               Table of Contents

                                                                                                   Page No.
                                                                                                   --------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)
         Condensed Consolidated Balance Sheets
               -- June 30, 2001 and December 31, 2000.............................................      3

         Condensed Consolidated Statements of Operations
               -- One and two quarters ended June 30, 2001 and 2000...............................      4

         Condensed Consolidated Statements of Cash Flows
               -- Two quarters ended June 30, 2001 and 2000.......................................      5

         Notes to Condensed Consolidated Financial Statements......................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....    10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk................................    20


PART II  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Shareholders...........................................    21


Item 6.  Exhibits and Reports on Form 8-K..........................................................    21


SIGNATURE .........................................................................................    22


PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                SonoSite, Inc.
                     Condensed Consolidated Balance Sheets
                                  (unaudited)

(In thousands)                                                                 June 30,           December 31,
                                                                                 2001                 2000
                                                                           ---------------      ---------------
                                 Assets
Current assets:
      Cash and cash equivalents                                                   $  9,074             $ 11,067
      Short-term investment securities                                               7,939               18,218
      Accounts receivable, less allowance for doubtful
        accounts of $723 for each period presented                                  10,398                7,303
      Accrued interest receivable                                                      213                  330
      Inventories                                                                    7,232               12,325
      Prepaid expenses and other current assets                                        726                1,070
                                                                           ---------------      ---------------
Total current assets                                                                35,582               50,313

Property and equipment, net                                                          5,498                5,980
Receivable from affiliate                                                              916                  880
Other assets                                                                         1,099                  851
                                                                           ---------------      ---------------
Total assets                                                                      $ 43,095             $ 58,024
                                                                           ===============      ===============
                    Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                                            $  1,846             $  5,561
      Accrued expenses                                                               3,211                3,684
      Current portion of long-term obligations                                         330                  253
      Deferred revenue                                                                 569                  281
                                                                           ---------------      ---------------
Total current liabilities                                                            5,956                9,779

Deferred rent                                                                          178                  121
Long-term obligations, less current portion                                            252                  316
                                                                           ---------------      ---------------
Total liabilities                                                                    6,386               10,216

Commitments and contingencies

Shareholders' equity:
      Preferred stock, $1.00 par value
                   Authorized shares - 6,000,000
                   Issued and outstanding shares - none                                 --                   --
      Common stock, $.01 par value:
            Authorized shares - 50,000,000
            Issued and outstanding shares:
                   As of June 30, 2001 - 9,631,472
                   As of December 31, 2000 - 9,551,596                                  96                   96
      Additional paid-in-capital                                                   109,812              109,195
      Accumulated deficit                                                          (73,250)             (61,492)
      Accumulated other comprehensive income                                            51                    9
                                                                           ---------------      ---------------
Total shareholders' equity                                                          36,709               47,808
                                                                           ---------------      ---------------
Total liabilities and shareholders' equity                                        $ 43,095             $ 58,024
                                                                           ===============      ===============

    See accompanying notes to condensed consolidated financial statements.

                                SonoSite, Inc.
                Condensed Consolidated Statements of Operations
                                  (unaudited)


(In thousands, except loss per share)
                                               Quarter Ended                        Two Quarters Ended
                                                  June 30,                               June 30,
                                          2001                2000               2001               2000
                                     --------------      --------------     ---------------     ------------
Sales                                      $ 10,283             $ 9,074            $ 18,446         $ 17,088
Cost of sales                                 5,325               5,013              10,191            9,666
                                     --------------      --------------     ---------------     ------------
Gross margin                                  4,958               4,061               8,255            7,422

Operating expenses:
     Research and development                 3,231               2,918               6,786            5,395
     Sales and marketing                      5,523               3,607              11,055            7,215
     General and administrative                 957               1,020               2,086            2,150
                                     --------------      --------------     ---------------     ------------
Total operating expenses                      9,711               7,545              19,927           14,760

Other income (loss):
     Interest income                             62                 645                 450            1,388
     Interest expense                           (36)                (29)                (69)             (68)
     Equity in losses of affiliates             (16)                (49)               (177)            (143)
     Loss on investments                       (290)                 --                (290)              --
                                     --------------      --------------     ---------------     ------------
Total other (loss) income                      (280)                567                 (86)           1,177

                                     --------------      --------------     ---------------     ------------
Net loss                                    $(5,033)            $(2,917)           $(11,758)         $(6,161)
                                     ==============      ==============     ===============     ============
Basic and diluted net loss per share        $ (0.52)            $ (0.31)           $  (1.23)         $ (0.67)
                                     ==============      ==============     ===============     ============

Weighted average common and
potential common shares used in
computing net loss per share                  9,623               9,284               9,595            9,255
                                     ==============      ==============     ===============     ============


    See accompanying notes to condensed consolidated financial statements.

                                SonoSite, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

(In thousands)                                                                  Two Quarters Ended
                                                                                      June 30,
                                                                             2001                2000
                                                                       ---------------      --------------
Operating activities:
Net loss                                                                     $ (11,758)           $ (6,161)
Adjustments to reconcile net loss to net cash used in operating activities:
      Loss on investments                                                          290                  --
      Depreciation and amortization                                              1,200               1,187
      Equity in loss of affiliates                                                 177                 143
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                           (3,095)             (2,141)
      Increase in receivable from affiliates                                      (101)               (277)
      Decrease (Increase) in interest receivable                                   117                (152)
      Decrease (Increase) in inventories                                         5,093              (4,699)
      Decrease in prepaid expenses and other current assets                        643                  41
      Increase in other assets                                                    (360)               (149)
      (Decrease) Increase in accounts payable                                   (3,715)                324
      (Decrease) Increase in accrued expenses                                     (473)                 51
      Increase (Decrease) in deferred rent                                          57                 (81)
      Increase in deferred revenue                                                 288                   4
                                                                       ---------------      --------------
Net cash used in operating activities                                          (11,637)            (11,910)

Investing activities:
      Purchase of investments                                                   (2,573)            (30,485)
      Proceeds from maturities of investments                                   12,604              16,000
      Purchase of equipment                                                       (718)             (1,485)
      Proceeds on sale of equipment                                                 --                  37
      Investment in affiliate                                                       --                (500)
      Other assets                                                                  --                (373)
                                                                       ---------------      --------------
Net cash provided by (used in) investing activities                              9,313             (16,806)

Financing activities:
      Repayment of long-term obligations                                          (286)               (372)
      Exercise of stock options                                                    617                 850
                                                                       ---------------      --------------
Net cash provided by financing activities                                          331                 478

Net change in cash                                                              (1,993)            (28,238)
Cash and cash equivalents at beginning of period                                11,067              33,252
                                                                       ---------------      --------------
Cash and cash equivalents at end of period                                    $  9,074            $  5,014
                                                                       ===============      ==============

Supplemental disclosure of cash flow information:
      Cash paid for interest                                                  $     42            $     40
                                                                       ===============      ==============
Supplemental disclosure of non-cash investing and financing activities:
      Assets acquired through debt obligations                                $     --            $    493
                                                                       ===============      ==============

    See accompanying notes to condensed consolidated financial statements.

                                 SonoSite, Inc.

              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

Interim Financial Information

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information furnished reflects, in the opinion of SonoSite management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented. The results of operations for the quarter ended June 30, 2001 are not necessarily indicative of our expected results for the entire year ending December 31, 2001 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000, included in our Annual Report on Form 10-K. Certain amounts reported in previous years have been reclassified to conform to current year presentation.

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

We finalized the development and began commercialization of our first products in 1999, recognizing our initial product sales revenue in September 1999. Continuing to develop and enhance our products in 2000, we introduced the SonoHeartTM system for cardiology and the high frequency SonoSite(R) 180 system,
along with three new transducers.   In April 2001, we announced the release of
our SonoSite(R) 180PLUS and SonoHeartTM PLUS systems, both of which include M-mode, Pulsed Wave Doppler and Tissue Harmonics Imaging capabilities.

Initially, we sold our products primarily through medical product distributors worldwide. In February 2000, recognizing the need for and potential of a direct selling operation, we established a contract direct sales force focused exclusively on selling our products within the United States. In the first quarter of 2001, we elected to convert our contract selling force to direct employees and to expand the number of direct sales people domestically.

Internationally, we continue to address other large potential markets in the world through our relationship with Olympus in Japan, our joint venture in China and dedicated distributors in other traditionally large ultrasound markets. In the first quarter of 2001, we established a subsidiary in the United Kingdom, SonoSite, Ltd., which sells directly in the United Kingdom.

The condensed consolidated financial statements include the accounts of Sonosite, Inc., and its wholly-owned subsidiary located in the United Kingdom. All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial Instruments

Cash equivalents
Cash and cash equivalents consist of money market and highly liquid debt instruments with original or remaining maturities at purchase of three months or less.

Investment securities
Investment securities consist of high-grade corporate debt. While our intent is to hold our securities until maturity, we classified all securities as available-for-sale because the sale of such securities may be required prior to maturity to implement management strategies or ensure compliance with policy standards. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive loss until realized.

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

Accounts receivable
In the ordinary course of business, we grant credit to a broad customer base. Of the accounts receivable balance at June 30, 2001, 50% were receivable each from international and domestic parties, prior to any provision for doubtful accounts. Approximately $550,000 of the international accounts receivable was classified as a long-term other asset. The same percentages as of December 31, 2000 were 51% international and 49% domestic.

For the quarter ended June 30, 2001, sales revenue was 55% domestic and 45% international. For the two quarters ended June 30, 2001, sales revenue was 50% domestic and 50% international. For the quarter ended June 30, 2000, sales revenue was 53% domestic and 47% international. For the two quarters ended June 30, 2000, sales revenue was 38% domestic and 62% international.

The following tables present individual customers whose outstanding receivable balance as a percentage of total trade receivables and/or revenue as a percentage of total sales revenue exceeded 10%:

      Accounts Receivable
                                         June 30,      December 31,
                                          2001             2000
                                      -------------    -------------
      Brazilian distributor                                 11%
      Japanese distributor                 10%
                                      -------------    -------------
      Totals                               10%              11%
                                      =============    =============

Sales Revenue
                                        For the Quarter Ended              For the two Quarters Ended
                                   June 30, 2001     June 30, 2000     June 30, 2001        June 30, 2000
                                   -------------     -------------     -------------        -------------
  Japanese distributor                  13%               23%               14%                  40%
  United States distributor                               27%                                    19%
                                   -------------     -------------     -------------        -------------
  Totals                                13%               50%               14%                  59%
                                   =============     =============     =============        =============

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

Inventories
Inventories are stated at the lower of cost, on a first-in, first-out method, or market. Inventories consist of the following (in thousands):

                                        June 30,       December 31,
                                          2001             2000
                                      -------------    -------------
      Raw material                      $ 2,866          $ 4,257
      Finished goods                      4,366            8,068
                                      -------------    -------------
      Total                             $ 7,232          $12,325
                                      =============    =============

Property and equipment
Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Maintenance and repair costs are expensed as incurred, with additions and improvements to property and equipment capitalized.

Depreciation and amortization are calculated using the straight-line basis over estimated useful lives as follows:


      Asset                                Estimated Useful Lives
      ------------------------------       -----------------------------------
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

The following presents the components of comprehensive loss:

                                                For the Quarter Ended                    For the Two Quarters Ended
                                          June 30,               June 30,              June 30,               June 30,
                                            2001                   2000                  2001                   2000
                                      -----------------      ----------------      ----------------      -----------------
Net loss                                        $(5,033)              $(2,917)             $(11,758)               $(6,161)
  Unrealized holding losses arising
     during the period                             (137)                   78                  (248)                   (31)
  Less reclassification adjustment for
     losses included in net loss                    290                    --                   290                     --
                                      -----------------      ----------------      ----------------      -----------------
Other comprehensive gain (loss)                     153                    78                    42                    (31)
                                      -----------------      ----------------      ----------------      -----------------
Comprehensive loss                              $(4,880)              $(2,839)             $(11,716)               $(6,192)
                                      =================      ================      ================      =================

Net Loss per Share

Basic and diluted net loss per share was computed by dividing the net loss by the weighted average shares outstanding exclusive of unvested restricted shares.

Outstanding options to purchase our shares and our unvested restricted shares issued were not included in the computations of diluted net loss per share because to do so would be antidilutive. As of June 30, 2001, our outstanding options and unvested restricted shares totaled 2,571,703. As of June 30, 2000, our outstanding options and unvested restricted shares totaled 2,138,463.

The following is a reconciliation of the numerator and denominator of the basic loss per share calculations:

(in thousands, except loss per share)

                                              For the Quarter Ended                          For the Quarter Ended
                                                  June 30, 2001                                  June 30, 2000
                                  ------------------------------------------      ------------------------------------------
                                        Loss          Shares         LPS                Loss          Shares          LPS
Weighted average shares
   Outstanding                                         9,624                                            9,295
Weighted average unvested
   restricted stock                                       (1)                                             (11)
                                  ------------------------------------------      ------------------------------------------
Basic and diluted loss per share       $(5,033)        9,623         $(.52)           $(2,917)          9,284        $(.31)
                                  ==========================================      ==========================================

(in thousands, except loss per share)
                                           For the Two Quarters Ended                      For the Two Quarters Ended
                                                  June 30, 2001                                   June 30, 2000
                                  ------------------------------------------      ------------------------------------------
                                        Loss          Shares         LPS                Loss          Shares          LPS
Weighted average shares
   Outstanding                                         9,596                                           9,266
Weighted average unvested
   restricted stock                                       (1)                                            (11)
                                  ------------------------------------------      ------------------------------------------
Basic and diluted loss per share      $(11,758)        9,595        $(1.23)          $(6,161)          9,255        $(.67)
                                  ==========================================      ==========================================

Segment Reporting

We currently have one operating segment. Geographic regions are determined by the shipping destination. Sales revenues by geographic location and segregated between distributor and direct sales in the United States are as follows:

(in thousands)                            Quarter ended June 30,     Two Quarters ended June 30,
                                            2001          2000           2001           2000
                                         ----------    ----------    -----------     -----------
United States distributor                  $    621       $ 3,420       $  1,191       $  4,828
United States direct sales                    5,012         1,433          8,048          1,763
                                         ----------     ---------     ----------     ----------
Total United States                           5,633         4,853          9,239          6,591
Japan                                         1,203         2,087          2,389          6,727
Europe, Africa and the Middle East            1,829         1,020          4,448          1,820
Canada, South and Latin America               1,149           195          1,464            553
Other Asia (a)                                  469           919            906          1,397
                                         ----------     ---------     ----------     ----------
Total sales revenue                        $ 10,283       $ 9,074       $ 18,446       $ 17,088
                                         ==========     =========     ==========     ==========

(a) Other Asia includes China, India, Korea, Singapore and Taiwan.

Subsequent Event

Subsequent to June 30, 2001, we sold 1,666,667 shares of common stock at a price of $15.00 per share to selected institutional and other accredited investors. Gross proceeds from this private placement were $25.0 million. This transaction was exempt from Securities Act registration under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act, on the basis that the transaction did not involve a public offering and each purchaser was an accredited or sophisticated investor. Pursuant to the terms of the Share Purchase Agreement governing this transaction, which we filed as an exhibit to our current report on Form 8-K dated August 8, 2001, we are required to file with the Securities and Exchange Commission a resale registration statement relating to the shares.

New Accounting Pronouncements

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

On July 20, 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interest method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which will be adopted by the company on January 1, 2002. The adoption of this statement is not expected to have a material impact on our financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q are "forward-looking statements." Forward-looking statements are based on the opinions and estimates of our management at the time the statements are made and are subject to risks and uncertainties that could cause our actual results to differ materially from those expected or implied by the forward-looking statements. The words "believe," "expect," "intend," "anticipate" and similar expressions are intended to identify forward-looking statements, but their absence does not necessarily mean that the statement is not forward-looking. These statements are not guaranties of future performance and are subject to known and unknown risks and uncertainties and are based upon potentially inaccurate assumptions. Factors that could affect SonoSite's actual results include those described under the heading "Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price" in this Form 10-Q and in our filings from time to time with the Securities and Exchange Commission. We caution readers not to place undue reliance upon these forward-looking statements that speak only as to the date of this report. We undertake no obligation to publicly revise any forward-looking statements to reflect new information, events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Overview

SonoSite commenced operations as a division of ATL. We were formed to develop the design and specifications for a highly portable ultrasound device and other highly portable ultrasound products for diagnostic imaging in a multitude of clinical and field settings. On April 6, 1998, we became an independent, publicly owned company through a tax-free distribution of one new share in our stock for every three shares of ATL stock held as of that date. ATL retained no ownership in SonoSite following the spin-off.

We finalized the development and began commercialization of our first products in 1999 and recognized our initial product sales revenue in September 1999. Continuing to develop and enhance our products in 2000, we introduced the SonoHeart system for cardiology and the high frequency SonoSite 180 system, along with three new transducers. In April 2001, we introduced the SonoSite 180PLUS and SonoHeart PLUS systems. The PLUS systems include M-mode and provide feature options of Pulsed Wave (PW) Doppler and Tissue Harmonics Imaging. As of June 30, 2001, our products included our initial platforms and the SonoSite 180 PLUS and SonoHeart PLUS, which, when used in conjunction with one of our five transducers, may be used in a variety of applications. Our transducers include a curved array transducer, the C60, for abdominal imaging, an intra-cavital transducer, the ICT, for transvaginal and intra-cavital imaging, a microconvex transducer, the C15, for cardiac imaging, a linear array transducer, the L38, for use in radiology, emergency medicine and vascular imaging and a neonatal transducer, the C11, for pediatric applications.

Initially, we sold our products primarily through medical product distributors worldwide. In 2000, we developed and introduced a contract direct sales force to the United States market to supplement and eventually replace our distributors in the United States. Recognizing the value of real-world experience, we utilized sonographers, some of whom had no selling experience, and trained them in selling our systems. As the year progressed, we saw significant increases in revenue generated by this direct sales group in the United States. As a result, we hired these sonographers onto our direct sales team in early 2001. Further, we nearly doubled the number of sales consultants domestically by adding proven, professional sales people, bringing our total to nearly 40 by the end of June as we continue to penetrate key geographic and specialty segments. We intend to continue to add sales consultants in the third quarter and currently anticipate having approximately 50 sales consultants in the United States by the end of the third quarter.

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

Results of Operations

Sales

Sales increased to $10.3 million and $18.4 million for the quarter and two quarters ended June 30, 2001 compared to $9.1 million and $17.1 million for the quarter and two quarters ended June 30, 2000, an increase of $1.2 million and $1.3 million, over the prior year periods. With the increase in the U.S. direct sales force, U.S direct sales increased $3.6 million and $6.3 million for the quarter and two quarters ended June 30, 2001. These results represent a growing number of end customer sales, as opposed to the comparable prior year results for the quarter and two quarters that primarily reflected orders to meet initial distributor demand. Consequently, sales to distributors decreased and partially offset the increase in U.S direct sales. Product revenues are generally recognized at the time of shipment. Sales revenue by region for the quarter ended June 30, 2001 was 55% in the United States, 18% in Europe, Africa and the Middle East, 12% in Japan, 11% in Canada, South and Latin America and 4% in the rest of the world. Sales revenue by region for the two quarters ended June 30, 2001 was 50% in the United States, 24% in Europe, Africa and the Middle East, 13% in Japan, 8% in Canada, South and Latin America and 5% in the rest of the world.

We anticipate that sales revenue will continue to increase for the balance of 2001 as compared to prior years due to our expanded direct selling efforts, new product developments, new corporate customer agreements and overall expansion of general market awareness of the Company and our products.

Gross margin on sales revenue

The gross margin on sales revenue for the quarter and two quarters ended June 30, 2001 was 48% and 45%. The gross margin on sales revenue for the quarter and two quarters ended June 30, 2000 was 45% and 43%. The increase in gross margin is due to an increase in domestic direct sales combined with internalization and improved utilization of our manufacturing resources. Prior to October 2000, third parties performed all of our manufacturing. We anticipate that we will be able to sustain the increase in gross margin on our product sales due primarily to our increasing percentage of domestic direct sales compared to distributor sales, which include a standard discount. Additionally, with the transfer of manufacturing in-house, we anticipate product costs will decrease during the remainder of 2001 as production volume increases and production line utilization increases.

Research and development expenses

Research and development expenses for the quarter and two quarters ended June 30, 2001 were $3.2 million and $6.8 million. This is an increase of $300,000 from $2.9 million reported for the quarter ended June 30, 2000 and an increase of $1.4 million from $5.4 million reported for the two quarters ended June 30, 2000. The increase in research and development expenses was primarily the result of increased activities surrounding the design, tooling and manufacture of the SonoSite 180PLUS and SonoHeart PLUS systems and related transducers, which were released in April 2001. We anticipate that research and development spending will remain relatively level in future quarters.

Sales and marketing expenses

Sales and marketing expenses for the quarter and two quarters ended June 30, 2001 were $5.5 million and $11.1 million. This is an increase of $1.9 million from $3.6 million reported for the quarter ended June 30, 2000 and an increase of $3.9 million from $7.2 million reported for the two quarters ended June 30, 2000. The increase is primarily due to increases in personnel and personnel-related expenses, launch of the PLUS systems, our direct sales force expansion and related commissions and continued advertising and promotion activity to support both our new and existing products within our core markets.

We continue to recognize the need to support our existing products and expect marketing and selling costs to increase in 2001 as we increase the size of our direct selling force and support our new PLUS system platform.

General and administrative expenses

General and administrative expenses for the quarter and two quarters ended June 30, 2001 were $1.0 million and $2.1 million. This is equal to the $1.0 million reported for the quarter ended June 30, 2000 and a decrease of $100,000 from the $2.2 million reported for the two quarters ended June 30, 2000. We anticipate that our general and administrative expenses will remain relatively level in the near term future.

Other income/loss

Other losses for the quarter and two quarters ended June 30, 2001 were $280,000 and $86,000. This is a decrease of $847,000 from the other income of $567,000 reported for the quarter ended June 30, 2000 and a decrease of $1.3 million from the other income of $1.2 million reported for the two quarters ended June 30, 2000.

For the quarter ended June 30, 2001, other losses consisted primarily of the loss on investments of $290,000. For the quarter ended June 30, 2000, other income consisted of interest income of $645,000. The decrease in interest income for the comparative quarters ending June 30, 2001 and 2000 of approximately $583,000 is due to our lower average investment balance. The loss on investment of $290,000 is the result of an other than temporary decline in the market value of an investment, which was sold at a small gain subsequent to June 30, 2001.

For the two quarters ended June 30, 2001, other losses consisted primarily of $177,000 of losses from equity investments and $290,000 of losses on investments, both of which were partially offset by $450,000 of interest income. For the two quarters ended June 30, 2000, other income consisted of $1.4 million of interest income, which was partially offset by $143,000 of losses from equity investments. The decrease in interest income for the comparative two quarters ending June 30, 2001 and 2000 of approximately $938,000 was due to our lower average investment balance.

Liquidity and Capital Resources

In the first two quarters of 2001, our cash and cash equivalents balance decreased by $2.0 million. This decrease was the result of $11.6 million used in operating activities, which was partially offset by $9.3 million provided by investing activities. The operating cash uses, consisting of our net loss of $11.8 million and cash changes in accounts receivable of $3.1 million and accounts payable of $3.7 million, were partially offset by decreases in inventory of $5.1 million and depreciation and amortization expense of $1.2 million. Cash provided by investing activities represented the net of proceeds from investment maturities of $12.6 million and purchases of investments of $2.6 million and purchases of equipment of $718,000.

During the year ended December 31, 2000 and two quarters ended June 30, 2001, our primary source of operating capital was obtained from our sales revenue and cash on hand that was obtained from public and private capital financing in
prior years.   Subsequent to June 30, 2001, we sold 1,666,667 shares of common stock at a price of $15.00 per share to selected institutional and other accredited investors. Gross proceeds from this private placement were $25.0 million.

We expect our cash requirements to increase as we produce more products to support customer demands, however, we expect this increase to be offset by increasing sales revenue. We expect operating expenses to increase slightly as we continue to fund our manufacturing and research and development activities, increase our direct selling efforts and targeted marketing plans, enhance our educational offerings and provide adequate administrative support for these areas. We believe that our existing cash and cash obtained subsequent to June 30, 2001 will be sufficient to fund our operations. However, it is difficult to accurately predict the amount of cash that we may require. Actual cash needs will depend in part upon factors beyond our control, such as lower than anticipated revenues, technical obstacles, market acceptance of our products, competition, disruption in manufacturing or the supply of raw materials, economic circumstances and cost overruns. If additional capital is required, we may not be able to obtain adequate financing on a timely basis, on terms acceptable to us, or at all.

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

We incurred net losses in each quarter since we started operations and have a limited history of product sales. As of June 30, 2001, we had an accumulated deficit of approximately $73.3 million, including approximately $10.6 million that was accumulated prior to our commencing operations as a separate company in April 1998. We expect to incur substantial additional expenses in the future as we continue to conduct research and development efforts on newer generation products and increase sales and marketing efforts. We will need to generate significant additional revenues in the future before we will be able to achieve and maintain profitability. Our business strategies may not be successful and we may not be profitable in any future period. If we do become profitable, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

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

Use of our products will require training for physicians and other health care providers who currently do not use ultrasound-imaging instruments. The time required to complete such training might be substantial and could result in a delay or decrease in market acceptance. We anticipate new users of ultrasound to provide us with future revenue streams. If new users are not able or willing to be trained due to time constraints or availability of courses, our ability to enter new markets will be adversely impacted.

We only recently assumed some of the manufacture and assembly of our products.

In the fourth quarter of 2000, we transitioned the manufacturing operations from ATL to our own facility under the control of our employees. In order to make this transition, we built a series of manufacturing lines and developed our own manufacturing processes and procedures. The production of our products may be interrupted, resulting in harm to our business, for any number of reasons, including line shutdowns, product procurement issues, procedural issues, rework, quality control issues or yield issues. Additionally, we may be unable to comply with regulations applicable to manufacturers of ultrasound devices or to manufacture our products at a cost or in quantities necessary to achieve or maintain profitability. Any of these risks may prevent us from meeting production schedules and quality requirements.

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

We depend on single-source vendors for some key components for our products, including custom-designed integrated circuits, image displays, batteries, capacitors, cables and transformers. There are relatively few alternative sources of supply for some of these components. While these vendors have generally produced our components with acceptable quality, quantity and cost in the past, they have experienced periodic problems that have caused us delays in production. To date, these problems have been immaterial. These suppliers may be unable to meet our future demands or may experience quality and specification problems, which might cause us to experience delays, incur additional costs and possibly miss customer deliveries. Establishing additional or replacement suppliers for these components may take a substantial amount of time. If we have to switch to a replacement vendor, the manufacture and delivery of our products could be interrupted.

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

Our future operating results will depend on numerous factors, many of which we do not control. Changes in any or all of these factors could cause our operating results to fluctuate and increase the volatility of our stock. Some of these factors are:

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

     . fluctuations in the value and economic strength of the United States dollar relative to other currencies; and

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

We began direct sales of our products in the United States in February 2000 with a contract sales force comprised of sonographers with little direct sales experience. We nearly doubled the size of our direct sales force in the United States by supplementing our sonographers with trained professional sales people and began direct selling in the United Kingdom in the first quarter of 2001. This expansion requires extensive training and management as well as increasing administrative activities. We may be unable to train qualified sales personnel to meet our objectives. Further, they may be ultimately unsuccessful. In addition, costs associated with maintaining and growing a sales force are difficult to control and manage and consequently may adversely affect our results.

We have limited marketing experience.

As we market our products as a new platform within the established ultrasound market and promote our products for new users, marketing will be critical to generate awareness and consequently product sales. To be successful, our marketing efforts need to identify the potential markets and also identify the methods to reach and develop these markets. We must also be successful in generating sales leads and processing these leads effectively to generate product sales. We may be unsuccessful in creating brand awareness sufficient to positively impact product sales. In addition, we may be unsuccessful in our marketing efforts throughout the world. Our marketing efforts also must be successful in removing barriers in the marketplace, including the efforts of our competitors to discredit us, the availability and ease of educating users in the use of our product and the resistance that may be shown by existing ultrasound users.

If we do not retain key employees and attract additional highly skilled employees, we will be unsuccessful.

Our future performance will depend largely on the efforts and abilities of our key technical, marketing, selling and managerial personnel and our ability to retain them. In particular, we may be unable to attract qualified, highly skilled personnel into key positions. Our success depends on our ability to attract and retain additional key personnel in the future. While we do not have any employment agreements with any of our employees, we do have change in control agreements with certain of our executives, which prevent them from working for a competitor within a designated period of time after leaving us. Nevertheless, the loss of any of our key employees could harm our business, particularly the loss of any of our key engineering or sales personnel. We do not maintain key-person insurance on any of our employees.

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

Many of our competitors in the ultrasound imaging business hold issued patents and have filed, or may file, patent applications. Any claim, with or without merit, that our technology or products infringe upon the technology covered by these patents or patent applications could:

     .   be time-consuming to defend;

     .   result in costly litigation;

     .   divert management's attention and resources;

     .   cause product shipment delays;

     .   require us to enter into royalty or licensing agreements;

     . prevent us from manufacturing or selling some or all of our products; or

     .   result in a liability to one or more of these competitors.

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

All of our planned products and our manufacturing activities and the manufacturing activities of our third-party medical device manufacturers are subject to extensive regulation by a number of governmental agencies, including the FDA and comparable international agencies. Our third-party manufacturers and we are or will be required to:

     .   undergo rigorous inspections by domestic and international agencies;

     . obtain prior approval of these agencies before we can market and sell our products; and

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

The sale and support of our products entail the risk of product liability, malpractice or warranty claims, including those based on claims that the failure of one of our products, or our failure to properly train the users of our products, resulted in a misdiagnosis. The medical instrument industry in general has been subject to significant medical malpractice and product liability litigation. We may incur significant liability in the event of such litigation.

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

Our future revenues may not be sufficient to support the expenses of our operations and the expansion of our business. We may therefore need additional equity or debt capital to finance our operations as we develop our products and expand our sales. To date, our capital requirements have been met primarily by the sale of equity, sales revenue and contributions by ATL in connection with our spin-off. ATL's funding obligations have been met. As such, if we need additional financing, we would need to explore other sources of financing, including public equity or debt offerings, private placements of equity or debt and collaborative or other arrangements with corporate partners. Financing may be unavailable when needed or may not be available on acceptable terms. If we are unable to obtain financing, we may be required to delay, reduce or eliminate some or all of our research and development and sales and marketing efforts.

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

There may be risks associated with the concentration of ownership of our common stock.

As of August 10, 2001, the State of Wisconsin Investment Board, or SWIB, owned approximately 17% of the outstanding shares of our common stock. As a result, SWIB or any other concentrated owner may be able to exert significant influence over all matters requiring shareholder approval, including the election of directors, matters relating to the attraction and retention of employees, and approval of significant corporate transactions that could include certain matters relating to future financing arrangements and unsolicited tender offers.

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

As of June 30, 2001, our portfolio consisted of $7.9 million of interest bearing securities with maturities of less than one year. Our intent is to hold these securities until maturity, however we have classified them as available-for-sale
in the event of liquidation or unanticipated cash needs.   The interest bearing
securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for the remainder of 2001 from a hypothetical 10% increase in market interest rates would not have a material impact on either the investment portfolio or our obligations.

We distribute much of our product internationally through international distributors. Although virtually all transactions currently are transacted using United States dollars, economic and political risk exist within these international markets, which we cannot control. In addition, we have an affiliate in Hong Kong and a subsidiary in the United Kingdom that maintain certain accounts in a foreign currency. If the United States dollar were to uniformly increase in strength by 10% in 2001 relative to the currency of our affiliate, we believe the impact on our financial results would not be significant.

PART II:  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Shareholders

On April 24, 2001, we held our annual meeting of shareholders. As of the record date, March 14, 2001, there were 9,598,736 shares of common stock outstanding and entitled to vote at the meeting. 7,352,601 shares (76.6%) were represented at the meeting, either in person or by proxy. Election of the Board of Directors was submitted for vote and the following Directors were elected:

                                        Votes For         Withheld
                                      -------------    -------------
        Kirby L. Cramer                 7,336,563           16,038
        Kevin M. Goodwin                4,761,054        2,591,547
        Edward V. Fritzky               7,336,486           16,115
        Steven R. Goldstein, M.D.       7,330,925           21,676
        Ernest Mario, Ph.D.             4,707,116        2,645,485
        William G. Parzybok, Jr.        7,336,686           15,915
        Jeffrey Pfeffer, Ph.D.          7,336,610           15,991
        Dennis A. Sarti, M.D.           7,331,064           21,537
        Jacques Souquet, Ph.D.          4,908,931        2,443,670


Item 6.   Exhibits and Reports on Form 8-K

  a) Exhibits

  None.

  b) Reports on Form 8-K

  We filed a current report on Form 8-K on April 30, 2001 to report our announcement of the nomination and appointment of Richard S. Schneider, Ph.D. to the Board of Directors.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SonoSite, Inc.
                                    (Registrant)


Dated:   August 14, 2001            By:  /S/ MICHAEL J. SCHUH
                                         Michael J. Schuh
                                         Vice President, Finance and
                                         Chief Financial Officer
                                         (Authorized Officer and Principal
                                         Financial Officer)