Form 10-Q
period 2001-09-30
SONOSITE INC
filed 2001-11-13
CIK 1055355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  _____________

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the quarterly period ended September 30, 2001

                                       OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                     For the transition period from -- to --


                         Commission file number 0-23791

                                 SONOSITE, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

                     Washington                                         91-1405022
-----------------------------------------------------    ------------------------------------------
            (State or Other Jurisdiction                  (I.R.S. Employer Identification Number)
         of Incorporation or Organization)


                  21919 - 30/th/ Drive SE, Bothell, WA 98021-3904
                  -----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

     Yes[X]    No [_]
        ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $0.01 par value                            11,501,570
  -----------------------------------------       ----------------------------------------
                  (Class)                          (Outstanding as of November 8, 2001)

                                 SonoSite, Inc.
                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 2001
                                Table of Contents


                                                                                                                         Page No.
                                                                                                                     ---------------
PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements (unaudited)

                 Condensed Consolidated Balance Sheets
                -- September 30, 2001 and December 31, 2000 .....................................................          3

                 Condensed Consolidated Statements of Operations
                -- One and three quarters ended September 30, 2001 and 2000 .....................................          4

                 Condensed Consolidated Statements of Cash Flows
                -- Three quarters ended September 30, 2001 and 2000 .............................................          5

                 Notes to Condensed Consolidated Financial Statements ...........................................          6

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations ..........          10

Item 3.          Quantitative and Qualitative Disclosures about Market Risk .....................................          20

PART II          OTHER INFORMATION

Item 1.          Legal Proceedings ..............................................................................          21

Item 2.          Changes in Securities and Use of Proceeds ......................................................          21

Item 6.          Exhibits and Reports on Form 8-K ...............................................................          21

SIGNATURE .......................................................................................................          22

PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                 SonoSite, Inc.
                      Condensed Consolidated Balance Sheets
                                   (unaudited)


                                                       Assets

(In thousands)                                                                     September 30,          December 31,
                                                                                        2001                  2000
                                                                                 -----------------     -----------------
Current assets:
     Cash and cash equivalents                                                   $         34,819      $         11,067
     Short-term investment securities                                                       1,994                18,218
     Accounts receivable, less allowance for doubtful
             accounts of $709 and $723, respectively                                       11,741                 7,303
     Accrued interest receivable                                                              128                   330
     Inventories                                                                            7,916                12,325
     Prepaid expenses and other current assets                                                908                 1,070
                                                                                 ----------------      ----------------
Total current assets                                                                       57,506                50,313

Property and equipment, net                                                                 5,513                 5,980
Receivable from affiliate                                                                   1,027                   880
Other assets                                                                                  899                   851
                                                                                 ----------------      ----------------
Total assets                                                                     $         64,945      $         58,024
                                                                                 ================      ================

                                         Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                                            $          1,673      $          5,561
     Accrued expenses                                                                       3,337                 3,684
     Current portion of long-term obligations                                                 228                   253
     Deferred revenue                                                                       1,314                   281
                                                                                 ----------------      ----------------
Total current liabilities                                                                   6,552                 9,779

Deferred rent                                                                                 189                   121
Long-term obligations, less current portion                                                   219                   316
                                                                                 ----------------      ----------------
Total liabilities                                                                           6,960                10,216

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $1.00 par value
                Authorized shares - 6,000,000
                Issued and outstanding shares - none                                           --                    --
     Common stock, $.01 par value:
                Authorized shares - 50,000,000
                Issued and outstanding shares:
                As of September 30, 2001 - 11,353,227
                As of December 31, 2000 - 9,551,596                                           114                    96
     Additional paid-in-capital                                                           133,385               109,195
     Accumulated deficit                                                                  (75,515)              (61,492)
     Accumulated other comprehensive income                                                     1                     9
                                                                                 ----------------      ----------------
Total shareholders' equity                                                                 57,985                47,808
                                                                                 ----------------      ----------------
Total liabilities and shareholders' equity                                       $         64,945      $         58,024
                                                                                 ================      ================


                See accompanying notes to condensed consolidated
                             financial statements.

                                 SonoSite, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

(In thousands, except loss per share)                Quarter Ended                          Three Quarters Ended
                                                     September 30,                             September 30,
                                                2001                2000                 2001                 2000
                                           ---------------     --------------       ---------------      ---------------
Sales                                      $        11,911     $        8,357       $        30,357      $        25,446
Cost of sales                                        5,167              4,720                15,358               14,387
                                           ---------------     --------------       ---------------      ---------------
Gross margin                                         6,744              3,637                14,999               11,059


Operating expenses:
     Research and development                        3,333              3,097                10,119                8,491
     Sales and marketing                             4,991              4,642                16,047               11,857
     General and administrative                      1,053                973                 3,139                3,123
                                           ---------------     --------------       ---------------      ---------------
Total operating expenses                             9,377              8,712                29,305               23,471

Other income (loss):
     Interest income                                   438                602                   867                1,966
     Interest expense                                  (49)               (59)                 (117)                (115)
     Equity in losses of affiliates                    (70)               (48)                 (227)                (180)
     Gain/(loss) on investments                         50                 --                  (240)                  --
                                           ---------------     --------------       ---------------      ---------------
Total other income (loss)                              369                495                   283                1,671

                                           ---------------     --------------       ---------------      ---------------
Net loss                                   $        (2,264)    $       (4,580)      $       (14,023)     $       (10,741)
                                           ===============     ==============       ===============      ===============

Basic and diluted net loss per share       $         (0.21)    $        (0.49)      $         (1.41)     $         (1.15)
                                           ===============     ==============       ===============      ===============

Weighted average common and potential
common shares used in computing net loss
per share                                           10,629              9,426                 9,943                9,327
                                           ===============     ==============       ===============      ===============

                See accompanying notes to condensed consolidated
                             financial statements.

                                 SonoSite, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

(In thousands)                                                                                 Three Quarters Ended
                                                                                                  September 30,
                                                                                            2001                  2000
                                                                                      -----------------     -----------------
Operating activities:
Net loss                                                                              $         (14,023)    $         (10,741)
Adjustments to reconcile net loss to net cash used in operating activities:
       Loss on investments                                                                          240                    --
       Depreciation and amortization                                                              1,747                 1,749
       Equity in losses of affiliates                                                               227                   180
    Changes in operating assets and liabilities:
       Increase in accounts receivable                                                           (4,438)               (2,109)
       Increase in receivable from affiliate                                                       (262)                 (427)
       Decrease (Increase) in interest receivable                                                   202                   (60)
       Decrease (Increase) in inventories                                                         4,409                (6,964)
       Decrease (Increase) in prepaid expenses and other current assets                             463                  (343)
       Increase in other assets                                                                    (161)                 (352)
       (Decrease) Increase in accounts payable                                                   (3,888)                  254
       Decrease in accrued expenses                                                                (347)                  (46)
       Increase in deferred liabilities                                                           1,101                   300
                                                                                      -----------------     -----------------
Net cash used in operating activities                                                           (14,730)              (18,559)

Investing activities:
       Purchase of investments                                                                   (2,624)              (38,465)
       Proceeds from sales and maturities of investments                                         18,601                33,000
       Purchase of equipment                                                                     (1,280)               (2,004)
       Proceeds on sale of equipment                                                                 --                    37
       Investment in affiliate                                                                       --                  (500)
       Other assets                                                                                  --                  (373)
                                                                                      -----------------     -----------------
Net cash provided by (used in) investing activities                                              14,697                (8,305)

Financing activities:
       Repayment of long-term obligations                                                          (422)                 (561)
       Net proceeds from sale of common stock                                                    23,175                    --
       Exercise of stock options                                                                  1,032                 2,516
                                                                                      -----------------     -----------------
Net cash provided by financing activities                                                        23,785                 1,955

Net change in cash                                                                               23,752               (24,909)
Cash and cash equivalents at beginning of period                                                 11,067                33,252
                                                                                      -----------------     -----------------
Cash and cash equivalents at end of period                                            $          34,819     $           8,343
                                                                                      =================     =================

Supplemental disclosure of cash flow information:

       Cash paid for interest                                                         $              42     $              68
                                                                                      =================     =================
Supplemental disclosure of non-cash investing and financing activities:

       Assets acquired through debt obligations                                       $              --     $             519
                                                                                      =================     =================

                See accompanying notes to condensed consolidated
                             financial statements.

                                 SonoSite, Inc.

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

Interim Financial Information

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information furnished reflects, in the opinion of SonoSite management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented. The results of operations for the quarter ended September 30, 2001 are not necessarily indicative of our expected results for the entire year ending December 31, 2001 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000, included in our Annual Report on Form 10-K. Certain amounts reported in previous periods have been reclassified to conform to current presentation.

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

We finalized the development and began commercialization of our first products in 1999, recognizing our initial product sales revenue in September 1999. Continuing to develop and enhance our products in 2000, we introduced the SonoHeartTM system for cardiology and the high frequency SonoSite(R) 180 system. In April 2001, we announced the release of our SonoSite(R) 180PLUS and SonoHeartTM PLUS systems, both of which include M-mode, Pulsed Wave (PW) Doppler and Tissue Harmonics Imaging capabilities.

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

Investment securities
Investment securities consist of high-grade corporate debt. While our intent is to hold our securities until maturity, we classified all securities as available-for-sale because the sale of such securities may be required prior to maturity to implement management strategies or ensure compliance with investment policy standards. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive loss until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis.

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

Accounts receivable

In the ordinary course of business, we grant credit to a broad customer base. Of the accounts receivable balance at September 30, 2001, 57% were receivable from international parties and 43% were receivable from domestic parties, prior to any provision for doubtful accounts. Approximately $345,000 of the international accounts receivable was classified as a long-term other asset. The same percentages as of December 31, 2000 were 51% international and 49% domestic.

For the quarter ended September 30, 2001, sales revenue was 53% domestic and 47% international. For the three quarters ended September 30, 2001, sales revenue was 52% domestic and 48% international. For the quarter ended September 30, 2000, sales revenue was 54% domestic and 46% international. For the three quarters ended September 30, 2000, sales revenue was 44% domestic and 56% international.

The following tables present individual customers whose outstanding accounts receivable balance as a percentage of total accounts receivables and/or sales revenue as a percentage of total sales revenue exceeded 10%:


                Accounts Receivable


                                                       September 30,            December, 31
                                                          2001                      2000
                                                    ------------------        ----------------
                Brazilian distributor                                               11%
                Japanese distributor                       21%
                                                    ------------------        ----------------
                Totals                                     21%                      11%
                                                    ==================        ================

Sales Revenue


                                        For the Quarter Ended                 For the Three Quarters Ended
                                  September 30,        September 30,       September 30,        September 30,
                                      2001                 2000                2001                 2000
                                 ----------------     ----------------    ----------------     ----------------
Japanese distributor                   20%                  18%                 16%                  32%
United States distributor                                   12%                                      17%
                                 ----------------     ----------------    ----------------     ----------------
Totals                                 20%                  30%                 16%                  49%
                                 ================     ================    ================     ================

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

Inventories

Inventories are stated at the lower of cost, on a first-in, first-out method, or market. Inventories consist of the following (in thousands):

                                                             September 30,          December 31,
                                                                 2001                   2000
                                                          -----------------     -----------------
                Raw material                              $           3,366     $           4,257
                Finished goods                                        4,550                 8,068
                                                          -----------------     -----------------
                Total                                     $           7,916     $          12,325
                                                          =================     =================

Property and equipment

Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Maintenance and repair costs are expensed as incurred, with additions and improvements to property and equipment capitalized. Depreciation and amortization are calculated using the straight-line basis over estimated useful lives as follows:

                Asset                                           Estimated Useful Lives
                ---------------------------------------         --------------------------------------
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

The carrying value of long-lived assets is evaluated for impairment when events or changes in circumstances occur, which may indicate the carrying amount of the asset may not be recoverable. We evaluate the carrying value of the assets by comparing the estimated future cash flows generated from the use of the asset and its eventual disposition with the asset's reported net book value.

Accumulated Other Comprehensive Loss

Other comprehensive losses consist entirely of net unrealized losses on investments.

The following presents the components of comprehensive loss:

                                                 For the Quarter Ended                  For the Three Quarters Ended
                                           September 30,        September 30,        September 30,        September 30,
                                                2001                2000                 2001                 2000
                                          ---------------      --------------       --------------       ---------------
Net loss                                  $     $  (2,264)     $     $ (4,580)      $      (14,023)      $       (10,741)
  Unrealized holding gains (losses)
  arising during the period                            --                  79                 (248)                   48
  Less reclassification adjustment for
     (gains) losses included in net loss              (50)                 --                  240                    --
                                          ---------------      --------------       --------------       ---------------
  Other comprehensive gain (loss)                     (50)                 79                   (8)                   48
                                          ---------------      --------------       --------------       ---------------
  Comprehensive loss                      $        (2,314)     $     $ (4,502)      $      (14,030)      $       (10,693)
                                          ===============      ==============       ==============       ===============

Net Loss per Share

Basic and diluted net loss per share was computed by dividing the net loss by the weighted average shares outstanding exclusive of unvested restricted shares.

Outstanding options to purchase our shares and our unvested restricted shares issued were not included in the computations of diluted net loss per share because to do so would be antidilutive. As of September 30, 2001, our outstanding options and unvested restricted shares totaled 2,588,002. As of September 30, 2000, our outstanding options and unvested restricted shares totaled 2,120,491.

The following is a reconciliation of the numerator and denominator of the basic loss per share calculations:

(in thousands, except loss per share)
                                             For the Quarter Ended                    For the Quarter Ended
                                              September 30, 2001                       September 30, 2000
                                      ------------------------------------    --------------------------------------
                                         Loss        Shares       LPS            Loss         Shares         LPS
Weighted average shares
   outstanding                                          10,630                                      9,428
Weighted average unvested
   restricted stock                                         (1)                                        (2)
                                      ------------ ----------- -----------    ------------ -------------- ----------
Basic and diluted loss per share      $     (2,264)     10,629 $      (.21)   $     (4,580)         9,426 $     (.49)
                                      ============ =========== ===========    ============ ============== ==========
(in thousands, except loss per share)
                                         For the Three Quarters Ended             For the Three Quarters Ended
                                               September 30, 2001                      September 30, 2000
                                      ------------------------------------    --------------------------------------
                                         Loss        Shares       LPS            Loss         Shares         LPS
Weighted average shares
   outstanding                                           9,944                                      9,329
Weighted average unvested
   restricted stock                                         (1)                                        (2)
                                      ------------ ----------- -----------    ------------ -------------- ----------
Basic and diluted loss per share      $    (14,023)      9,943 $     (1.41)   $    (10,741)         9,327 $    (1.15)
                                      ============ =========== ===========    ============ ============== ==========

Litigation

On July 24, 2001, a complaint was filed against us in U.S. District Court, Southern District of Texas, Houston Division, by Neutrino Development Corporation (Neutrino), alleging infringement of U.S. Patent 6,221,021 by SonoSite as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180 PLUS, SonoHeart and SonoHeart PLUS portable ultrasound imaging devices. The complaint asserts claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorney's fees and costs, and pre- and post-judgment interest. On August 14, 2001, we filed an answer asserting defenses of both non-infringement and patent invalidity, and including a counterclaim seeking a declaratory judgment of non-infringement and invalidity regarding the patent. On October 4, 2001, the court denied a request by Neutrino for preliminary injunctive relief to prevent us from manufacturing and selling our products for the duration of the litigation. We believe the we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in this matter.

Financing

On August 8, 2001, we sold 1,666,667 shares of common stock at a price of $15.00 per share to selected institutional and other accredited investors. Gross proceeds from this private placement were $25.0 million.

Segment Reporting

We currently have one operating segment. Geographic regions are determined by the shipping destination. Sales revenues by geographic location and segregated between distributor and direct sales in the United States are as follows:

(in thousands)                              Quarter Ended September 30,          Three Quarters Ended September 30,
                                              2001               2000                2001                  2000
                                         ---------------     --------------    ------------------    -----------------
United States distributor                $      293          $   1,676         $       1,484         $      6,477
United States direct sales                    6,049              2,828                14,097                4,620
                                         ---------------     --------------    ------------------    -----------------
Total United States                           6,342              4,504                15,581               11,097
Japan                                         2,429              1,493                 4,818                8,220
Europe, Africa and the Middle East            2,240              1,089                 6,688                2,908
Canada, South and Latin America                 809                873                 2,273                1,426
Other Asia (a)                                   91                398                   997                1,795
                                         ---------------     --------------    ------------------    -----------------
Total sales revenue                      $   11,911          $   8,357         $      30,357         $     25,446
                                         ===============     ==============    ==================    =================

(a)   Other Asia includes China, India, Korea, Singapore and Taiwan

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, is recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative instrument's fair value are recognized in earnings unless specific hedge accounting criteria are met. This statement became effective for us beginning January 1, 2001. Our adoption of the standard did not have a material effect on our financial results.

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations are accounted for under a single method - the purchase method. Use of the pooling-of-interest method is no longer permitted. Statement 141 requires that the purchase method is used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill no longer is amortized to earnings, but instead is reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which will be adopted by the company on January 1, 2002. The adoption of this statement is not expected to have a material impact on our financial statements.

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

We finalized the development and began commercialization of our first products in 1999 and recognized our initial product sales revenue in September 1999. Continuing to develop and enhance our products in 2000, we introduced the SonoHeart system for cardiology and the high frequency SonoSite 180 system. In April 2001, we announced the release of our SonoSite 180PLUS and SonoHeart PLUS systems. Both systems contain advanced features that include M-mode, Pulsed Wave
(PW) Doppler and Tissue Harmonics Imaging capabilities.

As of September 30, 2001, our products included our initial platforms and the SonoSite 180 PLUS and SonoHeart PLUS, which, when used in conjunction with one of our five transducers, may be used in a variety of applications. Our transducers include a curved array transducer, the C60, for abdominal imaging and obstetrics, an intra-cavital transducer, the ICT, for transvaginal and intra-cavital imaging, a microconvex transducer, the C15, for cardiac imaging, a linear array transducer, the L38, for use in radiology, surgery, emergency medicine and vascular imaging and a neonatal transducer, the C11, for pediatric applications.

Initially, we sold our products primarily through medical product distributors worldwide. In 2000, we developed and introduced a contract direct sales force to the United States market to supplement and eventually replace our distributors in the United States. Recognizing the value of real-world experience, we utilized sonographers, some of whom had no selling experience, and trained them to sell our systems. As the year progressed, we saw significant increases in revenue generated by this direct sales group in the United States. As a result, we hired these sonographers onto our direct sales team in early 2001. Additionally, since the beginning of the year we nearly doubled the number of sales consultants domestically by adding experienced sales people, bringing our total of domestic consultants to nearly 50 by the end of September, which is consistent with our planned number of domestic sales consultants at year end.

Internationally, we continue to address other larger potential markets in the world through our relationship with Olympus in Japan, our joint venture in China and dedicated distributors in other traditionally large ultrasound markets. In the first quarter of 2001, after seeing the success in the United States, we established a subsidiary in the United Kingdom, SonoSite, Ltd., which sells directly in the United Kingdom. At the end of September, we had a direct sales team of 6 in the United Kingdom. We expect to expand our direct selling efforts to include the other key European markets of Germany, France and Spain in the fourth quarter.

In the future, our prospects and ability to grow a profitable business will depend on our ability to effectively market and sell our products to a variety of customers, both in terms of geography and medical specialty. We identified those markets where we believe that our products will generate sales and have a positive impact on the medical industry. These markets include obstetrics and gynecology, emergency medicine, cardiology, radiology and surgery. In addition, we believe that our products can be successfully marketed and sold to address many other medical applications, many of which currently do not use ultrasound.

Since operations began, we have incurred losses. We expect to continue to incur operating losses unless and until our product sales generate sufficient revenue to fund our continuing operations. We may be unable to generate sufficient revenue to fund our operations in future periods.

Results of Operations

Sales

Sales increased to $11.9 million and $30.4 million for the quarter and three quarters ended September 30, 2001 compared to $8.4 million and $25.4 million for the quarter and three quarters ended September 30, 2000, an increase of $3.5 million and $5.0 million, over the prior year periods. As a result of the increase in our domestic direct sales force, our U.S direct sales increased $3.2 million and $9.5 million for the quarter and three quarters ended September 30, 2001. Our overall increase in sales represents a significant growth in the number of end customer sales, when compared to the three quarters of the prior year, during which our sales figures primarily reflected large orders to meet initial distributor demand. Consequently, year-to-date sales to distributors decreased but were partially offset by the increase in U.S direct sales. Product revenues are generally recognized at the time of shipment.

The following represents sales revenue by region:

                                            Quarter Ended September 30,          Three Quarters Ended September 30,
                                              2001               2000                2001                  2000
                                         ---------------     --------------    ------------------    -----------------
United States                                   53%                54%                   52%                  44%
Japan                                           20%                18%                   16%                  32%
Europe, Africa and the Middle East              19%                13%                   22%                  11%
Canada, South and Latin America                  7%                10%                    7%                   6%
Other Asia (a)                                   1%                 5%                    3%                   7%
                                         ---------------     --------------    ------------------    -----------------
Total sales revenue                            100%               100%                  100%                 100%
                                         ===============     ==============    ==================    =================

(a)   Other Asia includes China, India, Korea, Singapore and Taiwan

We anticipate that sales revenue will continue to increase for the balance of 2001 as compared to prior years due to our expanded direct selling efforts, feature-based pricing and selling programs, new product developments, new corporate customer agreements and overall expansion of general market awareness of the company and our products.

Gross margin on sales revenue

Gross margin percentages on sales revenue for the quarter and three quarters ended September 30, 2001 were 57% and 49%. Gross margin percentages on sales revenue for the quarter and three quarters ended September 30, 2000 were 44% and 43%. The increase in gross margin is due to feature-based pricing, an increase in domestic direct sales, and internalization of key manufacturing processes. Prior to October 2000, third parties performed all of our manufacturing. We anticipate that we will be able to sustain the gross margin percentage on our product sales in the fourth quarter.

Research and development expenses

Research and development expenses for the quarter and three quarters ended September 30, 2001 were $3.3 million and $10.1 million. This is an increase of $200,000 from $3.1 million reported for the quarter ended September 30, 2000 and an increase of $1.6 million from $8.5 million reported for the three quarters ended September 30, 2000. Compared with the second quarter and comparative third quarter, research and development expenses remained relatively stable. The increase in the comparative three quarters ended September 30 is due to increased activities surrounding the design, tooling and manufacture of the SonoSite 180PLUS and SonoHeart PLUS systems and related transducers, which were released in April 2001. We anticipate that research and development spending will remain relatively level in future quarters.

Sales and marketing expenses

Sales and marketing expenses for the quarter and three quarters ended September 30, 2001 were $5.0 million and $16.0 million. This is an increase of approximately $400,000 from $4.6 million reported for the quarter ended September 30, 2000 and an increase of $4.1 million from $11.9 million reported for the three quarters ended September 30, 2000. The increase is primarily due to increases in personnel and personnel-related expenses, launch of the PLUS systems, our direct sales force expansion and related commissions and continued advertising and promotion activity to support both our new and existing products.

We continue to recognize the need to support our existing products and expect marketing and selling costs to increase in 2001 as we expand our direct selling efforts and support existing and new products.

General and administrative expenses

General and administrative expenses for the quarter and three quarters ended September 30, 2001 were $1.1 million and $3.1 million. This is an increase of $100,000 from the $1.0 million reported for the quarter ended September 30, 2000 and equal to the $3.1 million reported for the three quarters ended September 30, 2000. We anticipate that our general and administrative expenses will remain relatively level in future quarters.

Other income/loss

Other income for the quarter and three quarters ended September 30, 2001 was $369,000 and $283,000. This is a decrease of $126,000 from the other income of $495,000 reported for the quarter ended September 30, 2000 and a decrease of $1.4 million from the other income of $1.7 million reported for the three quarters ended September 30, 2000.

For the quarters ended September 30, 2001 and 2000, other income consisted primarily of interest income of $438,000 and $602,000. The decrease in interest income for the comparative quarters ending September 30 of approximately $164,000 is due to our lower average investment balance and lower rates of return.

For the three quarters ended September 30, 2001, other income consisted primarily of $867,000 of interest income, that was partially offset by $117,000 of interest expense, $227,000 of losses from equity investments, and $240,000 of losses on investments. The $240,000 loss on investments recorded in the prior quarter was due to the decline in market value of a bond from a California utility that was deemed to be other than temporary. This bond was sold because it no longer met the criteria of our investment policy. For the three quarters ended September 30, 2000, other income consisted of $2.0 million of interest income, which was partially offset by $115,000 of interest expense and $180,000 of losses from equity investments. The decrease in interest income for the comparative three quarters ending September 30 of approximately $1.4 million was due to our lower average investment balance and lower rates of return.

Liquidity and Capital Resources

In the first three quarters of 2001, our cash and cash equivalents balance increased by $23.8 million. This increase was the result of $23.8 million provided by financing activities and $14.7 million provided by investing activities, which was partially offset by $14.7 million used in operating activities. Cash provided by financing activities represented the net proceeds from the sale of common stock of $23.2 million. Cash provided by investing activities represented the net of proceeds from investment sales and maturities of $18.6 million, which was offset by cash used to purchase investments of $2.6 million and equipment of $1.3 million. Our operating cash uses consisted of our net loss of $14.0 million and cash changes in accounts receivable of $4.4 million and accounts payable of $3.9 million, and offset by decreases in inventory of $4.4 million, increases in deferred liabilities of $1.1 million, and depreciation and amortization expense of $1.7 million.

During the year ended December 31, 2000 and the three quarters ended September 30, 2001, our primary source of operating capital has been our sales revenue and cash obtained from public and private capital financing. On August 8, 2001 we sold 1,666,667 shares of common stock at a price of $15.00 per share to selected institutional and other accredited investors. Gross proceeds from this private placement were $25.0 million and net proceeds were approximately $23.1 million.

To support increasing customer demand, we expect our cash requirements to grow as we increase production, expand our direct selling efforts and targeted marketing plans, enhance our educational offerings and fund our working capital needs. We expect increasing sales revenue to mitigate these increased cash needs. We believe that our existing cash will be sufficient to fund our operations. However, it is difficult to accurately predict the amount of cash that we may require. Actual cash needs will depend in part upon factors beyond our control, such as lower than anticipated revenues, technical obstacles, market acceptance of our products, competition, disruption in manufacturing or the supply of raw materials, economic circumstances and cost overruns. If additional capital is required, we may not be able to obtain adequate financing on a timely basis, on terms acceptable to us, or at all.

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

There are many reasons why we may be unsuccessful in implementing our strategy, including:

        . any inability to manufacture our products with the quality and in the quantity necessary to achieve profitability;

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

We incurred net losses in each quarter since we started operations and have a limited history of product sales. As of September 30, 2001, we had an accumulated deficit of approximately $75.5 million, including approximately $10.6 million that was accumulated prior to our commencing operations as a separate company in April 1998. We expect to incur substantial additional expenses in the future as we continue to conduct research and development efforts on newer generation products and increase sales and marketing efforts. We will need to generate significant additional revenues in the future before we will be able to achieve and maintain profitability. Our business strategies may not be successful and we may not be profitable in any future period. If we do become profitable, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

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

Currently, patients requiring an ultrasound examination are generally referred to a centralized imaging location. Radiologists and other specialized providers of ultrasound at these locations may have an incentive to discourage market acceptance of our products in order to maintain these referrals.

Physicians and other healthcare providers will not purchase our products unless they determine that they are preferable to other means of obtaining an ultrasound examination and that the benefits to the patient and physician outweigh the costs of purchasing our products. This determination will depend on our products' image quality, cost-effectiveness, ease-of-use, reliability and portability. Furthermore, acceptance of our products by physicians and other healthcare providers may be more difficult if they are unable to obtain adequate reimbursement from third-party payers for tests performed using our products. In addition, while we priced our products to be competitive in the marketplace for lower-end ultrasound machines, our pricing policies could limit market acceptance compared to competing products or alternative imaging methods.

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

In the fourth quarter of 2000, we transitioned the manufacturing operations from ATL to our own facility and under the control of our employees. In order to make this transition, we built a series of manufacturing lines and developed our own manufacturing processes and procedures. The production of our products may be interrupted, resulting in harm to our business, for any number of reasons, including line shutdowns, product procurement issues, procedural issues, rework, quality control issues or yield issues. Additionally, we may be unable to comply with regulations applicable to manufacturers of ultrasound devices or to manufacture our products at a cost or in quantities necessary to achieve or maintain profitability. Any of these risks may prevent us from meeting production schedules and quality requirements.

If our vendors fail to supply us with the highly specialized parts and other components we need for our products, we will be unable to effectively ship our products.

We depend on vendors to supply highly specialized parts, such as custom-designed integrated circuits, cable assemblies and transducer components. These vendors may experience difficulty in manufacturing these parts or in meeting our high quality standards. In addition, these parts may have long order lead-times, which restrict our ability to respond quickly to changing market conditions. If we are required to switch vendors, the manufacture and delivery of our products could be interrupted for an extended period. We also rely on third-party vendors to supply essential parts and components that are in high demand in other industries, such as electronics manufacturing and telecommunications equipment manufacturing. Our ability to manufacture and deliver products in a timely manner could be harmed if these vendors fail to maintain an adequate supply of these components.

We depend on single-source vendors for some of our components that may be difficult and costly to replace.

We depend on single-source vendors for some key components for our products, including custom-designed integrated circuits, image displays, batteries, capacitors, cables and transformers. There are relatively few alternative sources of supply for some of these components. While these vendors have generally produced our components with acceptable quality, quantity and cost in the past, they have experienced periodic problems that have caused us delays in production. To date, these problems have had little impact. These suppliers may be unable to meet our future demands or may experience quality and specification problems, which might cause us to experience delays, incur additional costs and possibly miss customer deliveries. Establishing additional or replacement suppliers for these components may take a substantial amount of time. If we have to switch to a replacement vendor, the manufacture and delivery of our products could be interrupted.

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

We are changing the way we sell our products internationally.

We have historically relied on an indirect sales and distribution network internationally to sell our products. In the first quarter of 2001, we established a subsidiary in the United Kingdom, SonoSite, Ltd., which sells directly in the United Kingdom. We expect to expand our direct distribution efforts in other key European markets, including Germany, France and Spain in the fourth quarter. Our future revenue growth will depend in part on our success in maintaining and expanding our indirect sales and distribution channels in our current overseas markets while simultaneously managing the transition to direct sales in certain European markets. This transition may include the revision of exclusivity provisions within existing distributor agreements in certain European markets. We currently depend on these foreign distributors to help promote market acceptance and demand for our products in countries where we do not have a direct sales force. Many of our foreign distributors are in the business of distributing other, sometimes competing, medical products. As a result, our products may not receive the resources and support required within these countries to meet our sales objectives. Our success is tied closely to the success of these distributors and their ability to market and sell our products. Inherent in these international markets are certain risks, including:

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

If the distribution channels are negatively impacted by local economies, unforeseen management issues, political issues, legal issues, or any number of adverse circumstances, our distributors' willingness to promote and sell our products may decrease.

As mentioned, we began direct selling of our products in the United Kingdom in the first quarter of 2001, and we expect to expand our direct selling efforts to targeted European markets, including Germany, France and Spain, in the fourth quarter. This expansion requires extensive training and management as well as increasing administrative activities. We may be unable to train qualified sales personnel to meet our objectives and they nevertheless may be ultimately unsuccessful. In addition, costs associated with maintaining and growing a sales force are difficult to control and manage and consequently may adversely affect our results. Finally, our direct sales force will face the international market risks identified above. If we are unable to manage the transition from indirect to direct distribution in those European markets, our business will suffer.

Our domestic direct selling force is new and efforts to maintain and expand a qualified sales force at a reasonable cost may not be successful.

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

Our future performance will depend largely on the efforts and abilities of our key technical, marketing, selling and managerial personnel and our ability to retain them. In particular, we may be unable to attract qualified, highly skilled personnel into key positions. Our success depends on our ability to attract and retain additional key personnel in the future. While we do not have any employment agreements with any of our employees, we do have change in control agreements with certain management personnel, which prevent them from working for a competitor within a designated period of time after leaving us. Nevertheless, the loss of any of our key employees could harm our business, particularly the loss of any of our key engineering, management or sales personnel. We do not maintain key-person insurance on any of our employees.

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

Our products may become obsolete.

Our competitors may develop and market ultrasound products that render our products obsolete or noncompetitive. In addition, although diagnostic ultrasound imaging products may have price and performance advantages over competing medical imaging equipment, such as computed tomography and magnetic resonance imaging (MRI), any price or performance advantages may not continue. Our products could become obsolete or unmarketable if other products utilizing new technologies are introduced or new industry standards emerge. As a result, the life cycles of our products are difficult to estimate. To be successful, we will need to continually enhance our products and to design, develop and market new products that successfully respond to any competitive developments. In addition, because our products are based on a single platform, we may be more vulnerable to adverse events affecting the healthcare industry generally and the medical ultrasound market specifically, than we would be if we offered products based on more than one platform.

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

All of our planned products and our manufacturing activities and the manufacturing activities of our third-party medical device manufacturers are subject to extensive regulation by a number of governmental agencies, including the Food and Drug Administration and comparable international agencies. Our third-party manufacturers and we are or will be required to:

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

As of November 8, 2001, the State of Wisconsin Investment Board, or SWIB, owned approximately 17% of the outstanding shares of our common stock. As a result, SWIB or any other concentrated owner may be able to exert significant influence over all matters requiring shareholder approval, including the election of directors, attraction and retention of employees, and approval of significant corporate transactions that could include certain matters relating to future financing arrangements or unsolicited tender offers.

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

As of September 30, 2001, our portfolio consisted of $36.8 million of interest bearing securities with maturities of less than one year. Our intent is to hold these securities until maturity, but we have classified them as available-for-sale in the event of liquidation or unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for the remainder of 2001 from a hypothetical 10% increase in market interest rates would not have a material impact on either the investment portfolio or our obligations.

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

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings

On July 24, 2001, a complaint was filed against us in U.S. District Court, Southern District of Texas, Houston Division, by Neutrino Development Corporation (Neutrino), alleging infringement of U.S. Patent 6,221,021 by SonoSite as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180 PLUS, SonoHeart and SonoHeart PLUS portable ultrasound imaging devices. The complaint asserts claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorneys' fees and costs, and pre- and post-judgment interest. On August 14, 2001, we filed an answer asserting defenses of both non-infringement and patent invalidity, and including a counterclaim seeking a declaratory judgment of non-infringement and invalidity regarding the patent. On October 4, 2001, the court denied a request by Neutrino for preliminary injunctive relief to prevent us from manufacturing and selling our products for the duration of the litigation. We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in this matter.

Item 2.   Changes in Securities and Use of Proceeds

     (c)  Recent Sales of Unregistered Securities

On August 8, 2001, we sold 1,666,667 shares of common stock at a price of $15.00 per share to selected institutional and other accredited investors. Gross proceeds from this private placement were $25.0 million. In connection with this sale, we incurred total expenses of approximately $1.9 million, including a sales commission of $1.75 million to our placement agent for this transaction, UBS Warburg LLC. This transaction was exempt from Securities Act registration under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act, on the basis that the transaction did not involve a public offering and each purchaser was an accredited or sophisticated investor.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

     3.1. Amended and Restated Bylaws of SonoSite, Inc.

     4.1 Rights Agreement between First Chicago Trust Company and SonoSite, Inc., dated April 6, 1998 (Incorporated herein by reference to the designated exhibit included in the Company's Registration Statement on Form S-1 (Registration No. 333-71457).

     4.2 Amendment to Rights Agreement between First Chicago Trust Company and SonoSite, Inc., dated August 8, 2001.

     10.1 SonoSite, Inc. 1998 Option, Stock Appreciation Right, Restricted Stock, Stock Grant and Performance Unit Plan, as amended and restated on September 6, 2001.

     10.2 SonoSite, Inc. 1998 Nonofficer Employee Stock Option Plan, as amended and restated on September 6, 2001.

     10.3 SonoSite, Inc. Nonemployee Director Stock Option Plan, as amended and restated on September 6, 2001.

     (b) Reports on Form 8-K

     We filed a current report on Form 8-K on August 9, 2001 to announce the completion on August 8, 2001 of our private placement of $25 million of our common stock.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SonoSite, Inc.
                                          (Registrant)

Dated:   November 13, 2001                By: /s/ MICHAEL J. SCHUH
                                              Michael J. Schuh
                                              Vice President, Finance and
                                              Chief Financial Officer
                                              (Authorized Officer and Principal
                                              Financial Officer)

                                INDEX TO EXHIBITS

3.1. Amended and Restated Bylaws of SonoSite, Inc.

4.1 Rights Agreement between First Chicago Trust Company and SonoSite, Inc., dated April 6, 1998 (Incorporated herein by reference to the designated exhibit included in the Company's Registration Statement on Form S-1 (Registration No. 333-71457).

4.2 Amendment to Rights Agreement between First Chicago Trust Company and SonoSite, Inc., dated August 8, 2001.

10.1 SonoSite, Inc. 1998 Option, Stock Appreciation Right, Restricted Stock, Stock Grant and Performance Unit Plan, as amended and restated on September 6, 2001.

10.2 SonoSite, Inc. 1998 Nonofficer Employee Stock Option Plan, as amended and restated on September 6, 2001.

10.3 SonoSite, Inc. Nonemployee Director Stock Option Plan, as amended and restated on September 6, 2001.