Form 10-K405
period 2001-12-31
SONOSITE INC
filed 2002-02-22
CIK 1055355

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                               -----------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the year fiscal year ended December 31, 2001

[_] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

 for the transition period from            to

                        Commission file number 0-23791

                               -----------------

                                SONOSITE, INC.
            (Exact name of registrant as specified in its charter)

                     Washington                91-1405022
                   (State or other          (I.R.S. Employer
                    jurisdiction         Identification Number)
                 of incorporation or
                    organization)

                              21919 30th Drive SE
                            Bothell, WA 98021-3904
                                (425) 951-1200
  (Address and telephone number of registrant's principal executive offices)

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                        Name of exchange on which
                 Title of each class           registered
                 -------------------           ----------
                        None                 Not applicable

          Securities registered pursuant to Section 12(g) of the Act:

                         Common stock, $0.01 par value

                               -----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sale price of the registrant's Common Stock on February 21, 2002, as reported on the Nasdaq National Market, was $182,518,917.

   As of February 21, 2002, there were 11,372,178 shares of the registrant's Common Stock outstanding.

================================================================================

                                SONOSITE, INC.
                          ANNUAL REPORT ON FORM 10-K

                                   CONTENTS

                                                                                                   Page No.
                                                                                                   --------
PART I............................................................................................     1
     Item 1.     Business.........................................................................     1
                 Important Factors That May Affect Our Business, Our Results of Operations and Our
                   Stock Price....................................................................     8
     Item 2.     Properties.......................................................................    19
     Item 3.     Legal Proceedings................................................................    19
     Item 4.     Submission of Matters to a Vote of Security Holders..............................    19
PART II...........................................................................................    20
     Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters............    20
     Item 6.     Selected Financial Data..........................................................    21
     Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
                   Operations.....................................................................    22
     Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.......................    28
     Item 8.     Financial Statements and Supplementary Data......................................    29
     Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
                   Disclosure.....................................................................    51
PART III..........................................................................................    52
     Item 10.    Directors and Executive Officers of the Registrant...............................    52
     Item 11.    Executive Compensation...........................................................    56
     Item 12.    Security Ownership of Certain Beneficial Owners and Management...................    58
     Item 13.    Certain Relationships and Related Transactions...................................    59
PART IV...........................................................................................    61
     Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................    61

Trademarks

   SonoSite(R) is the registered trademark of SonoSite, Inc. The stylized SonoSite logo, SonoHeart ELITE(TM), SonoSite 180PLUS(TM), SiteStand(TM), SiteLink(TM), S.I.T.E.(TM), OnSite(TM) and SonoKnowledge(TM) are trademarks of SonoSite, Inc. All other brand names, trademarks or service marks referred to in this report are the property of their owners.

                                    PART I

   Our disclosure and analysis in this report and in our 2001 Annual Report to shareholders, of which this report is a part, contain forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements include statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. Words such as "believe," "anticipate," "expect" and "intend" may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties, and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report.

   We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under the caption "Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price" in this report. These are risks that we think could cause our actual results to differ materially from those anticipated in our forward-looking statements or from our expected or historical results.

ITEM 1.  BUSINESS

Overview

   We are a leading provider of high performance, highly miniaturized, hand-carried, all-digital ultrasound imaging devices for use in a variety of clinical applications and settings. Our proprietary technologies have enabled us to design hand-carried diagnostic ultrasound devices that combine all-digital, high resolution imaging with advanced features and capabilities traditionally found on cart-based ultrasound systems. We believe that the portability, high quality and cost effectiveness of our products are expanding existing markets and will create new markets for ultrasound imaging by:

  . bringing ultrasound out of the imaging center to the patient's bedside or the physician's examining table; and

  . enabling physicians to conduct an "imaging physical" by incorporating ultrasound imaging into routine physical examinations.

The size and complexity of traditional ultrasound systems typically compel physicians to refer patients to a highly trained sonographer employed by an imaging center, such as a hospital's radiology department. By providing ultrasound at the primary point of care, our hand-carried, easy-to-use devices can eliminate delays associated with the referral process and enable physicians to use ultrasound more frequently and in a wider variety of clinical settings. This increased accessibility creates the potential for enhanced patient care through earlier diagnosis of diseases and conditions.

   We currently focus on six key market segments: radiology, obstetrics and gynecology, emergency medicine, surgery, cardiology and vascular medicine. Our current products include the SonoSite 180PLUS, for general ultrasound imaging, and the SonoHeart ELITE, specifically configured for cardiovascular applications. These products are used together with any of our five interchangeable handheld components, or transducers, that are designed for specific clinical applications.

   We were formerly the handheld ultrasound device division of ATL Ultrasound, Inc., or ATL. On April 6, 1998, we were spun off as an independent, publicly-owned Washington corporation to further the development and commercialization of high performance, highly miniaturized, hand-carried, all-digital ultrasound imaging devices. ATL retained no ownership in us following the spin-off. Under an agreement with ATL, we hold a five- year exclusive license to use any ATL ultrasound technology existing at the time of the spin-off, or created by ATL during the three years following the spin-off, in ultrasound devices weighing 15 pounds or less. On April 6, 2003, this license becomes nonexclusive and, except for ATL patented technology or registered software, will extend to use in ultrasound devices weighing more than 15 pounds. We sold our first products in September 1999 and have sold a total of over 6,000 units to date. For the year ended December 31, 2001, we had revenue of $45.7 million.

Industry Background

   Ultrasound emerged as a safe and noninvasive method to provide real-time, dynamic images for medical, soft-tissue imaging purposes in the late 1950s. Ultrasound uses low power, high frequency sound waves to provide noninvasive, real-time images of the body's soft tissue, organs and blood flow. Ultrasound can be cost effective by eliminating the need for more invasive and expensive procedures and allowing for earlier diagnosis of diseases and conditions. To generate an ultrasound image, a clinician places the transducer on the skin or in a body cavity near the targeted area. Tissues and bodily fluids reflect the sound waves emitted by the transducer, which also receives these reflections. Based on these reflections, the ultrasound device's beamformer measures and organizes the sound waves and produces an image for visual examination, using digital or analog signal processing or a combination of the two. Digital signal processing technology, such as that used by our products, allows an ultrasound device to process greater amounts of information. Accordingly, digital ultrasound devices produce higher resolution images than analog and hybrid analog/digital ultrasound machines.

   Standard ultrasound imaging produces a two-dimensional image that physicians use to diagnose and monitor disease states and conditions by analyzing the relative shading of tissues or organs. This is known as grayscale imaging or two dimensional imaging. Colorization technology expands standard ultrasound imaging by enabling physicians to generate an image showing the direction and extent of the relative velocity of blood flow through the body, including the chambers and valves of the heart.

   Initially, ultrasound was used to assess the general shape, size and structure of internal soft tissues and organs. As ultrasound technology evolved, leading to improved image quality, ultrasound imaging has expanded to radiology, obstetrics and gynecology, cardiology, emergency medicine, surgery and vascular medicine. In recent years, technological advances have greatly improved the image quality of ultrasound systems and substantially increased their diagnostic utility, encouraging growth in ultrasound procedure volume. Prior to our products' availability, however, high quality images could be produced only by highly trained sonographers using traditional cart-based ultrasound imaging devices weighing up to 300 pounds and costing in excess of $100,000.

   According to Klein Biomedical Consultants, Inc., the worldwide market for ultrasound imaging devices was approximately $3.1 billion in the year 2000. We believe that our products compete in market segments representing approximately 22% of this market. In addition, we believe that the expansion of this market to new users and new applications, enabled by the capabilities of our hand-carried ultrasound devices, will lead to substantial additional demand for our products.

Our Strategy

   Our goal is to lead in the design, development and commercialization of high performance, highly miniaturized, hand-carried, all-digital ultrasound imaging devices. Our strategy to reach that goal consists of the following key elements:

  . Maximize productivity of our U.S. sales force. We currently employ 51 direct sales representatives in the United States. We also employ several clinical application specialists who, by assuming responsibility for product installation and training, have enabled our sales representatives to improve their efficiency. To further enhance the productivity of our sales force, we intend to:

     . increase our investment in training, educating and mentoring our sales force;

     . expand our clinical application specialist staff;

     . initiate team selling for key corporate accounts; and

     . organize our sales force by clinical markets and geographic regions.

   . Raise market awareness of the SonoSite platform and brand name. We believe the opportunity exists to build the SonoSite name into a global brand synonymous with high performance, highly miniaturized, hand-carried, all-digital ultrasound imaging. Although we have sold over 6,000 units to date, our products are relative newcomers to the ultrasound market, the first having been introduced in September 1999. To raise market awareness of our brand and our technology, we intend to:

     . increase our marketing efforts to traditional users of ultrasound;

     . market to potential new users by promoting innovative uses and clinical applications of ultrasound;

     . increase our direct advertising to physicians and internists; and

     . promote education and participate in trade shows.

   . Maintain product and technology leadership. We believe our products represent the most advanced technology in high performance, highly miniaturized, hand-carried, all-digital ultrasound devices. We are committed to maintaining this technological advantage by continuing to enhance our existing products and to create new ones. We employ over 50 people in research and development dedicated to creating the next generation of SonoSite products. We plan to introduce a new product line in the second half of 2002 that we believe has the potential to significantly expand our user base.

   . Increase our direct sales force in key European markets. We have transitioned from a third-party distribution model to a direct sales force in key European markets. We recently launched direct sales operations in the United Kingdom, France and Germany and will soon expand to Spain. We now have 12 direct sales representatives in Europe, and we intend to significantly expand this team over the next 24 months.

   . Expand into new ultrasound markets. We believe that the portability, high quality and cost effectiveness of our products will result in the creation of new markets for us. We are bringing ultrasound out of the imaging center directly to the patient at the primary point of care, such as the emergency room, the physician's office and other nontraditional ultrasound settings. We anticipate the development of an "imaging physical" -- the use of ultrasound imaging in routine physical examinations. We believe that these new users and new applications of ultrasound offer us a significant potential for growth.

Our Products

   We offer two types of hand-carried ultrasound imaging devices. These two ultrasound devices each consist of an integrated color display, control panel, including navigational trackball, and alphanumeric keyboard. Both devices are built on the same hardware platform, which provides internal storage for over 100 images, clinical analysis packages, measurement tools and direct personal computer connectivity. These devices can be powered through a standard electric outlet or by a rechargeable lithium ion battery, which will operate the device between two and four hours, depending upon the type of use and age of the battery. Our ultrasound imaging devices weigh less than six pounds with a single transducer attached and measure 13.3 inches long, 7.6 inches wide and
2.4 inches thick. Our two hand-carried ultrasound imaging devices are the following:

   . SonoSite 180PLUS. We announced the introduction of the SonoSite 180PLUS in April 2001 and sold our first unit of this product shortly thereafter. The SonoSite 180PLUS is a hand-carried ultrasound device for general diagnostic imaging and offers the following major features:

     . two dimensional, or B-mode, imaging, allowing real-time two-dimensional visualization of anatomic structures within the body;

     . M-mode imaging, providing a display of motion versus time. M-mode is particularly useful for evaluation of fast-moving structures, such as valves within the heart;

     . pulsed wave, or PW, Doppler technology. PW Doppler imaging is used to provide a quantitative assessment of the velocity of blood flow. The name of the technology refers to the Doppler effect, which is an apparent change in the frequency of the reflected ultrasound wave due to the relative motion between the reflector and transducer;

     . color power Doppler and directional color power Doppler, allowing two-dimensional visualization of blood flow patterns;

     . tissue harmonic imaging, or THI, a signal processing technique providing enhanced image quality by using high frequency information to enhance image resolution; and

     . basic echocardiogram, or ECG, capability. When visualizing the heart, it is often useful to visualize basic relationships between cardiac motion and cardiac electrical activity. ECG provides this capability.

   . SonoHeart ELITE. On February 4, 2002, we announced the introduction of the SonoHeart ELITE, the latest improvement on our existing platform for cardiology imaging. The SonoHeart ELITE is a hand-carried ultrasound device intended for use by cardiologists and other healthcare providers in the cardiology market. The SonoHeart ELITE has all the product features of the SonoSite 180PLUS, as well as the following:

     . continuous wave, or CW, Doppler technology, providing a quantitative assessment of blood flow moving at speeds higher than PW Doppler is capable of assessing.

   We offer five types of transducers. Each of our transducers may be used with either of our ultrasound imaging devices. This interchangeability allows our customers to purchase a single hand-carried ultrasound device that can be used in a variety of clinical applications.

   . Transducers. Our five transducers are designed for use in the following clinical applications:

     . general abdominal and obstetrics imaging;

     . intracavitary and gynecological ultrasound imaging;

     . neonatal, vascular and pediatric imaging;

     . cardiac, thoracic and abdominal imaging, and trauma assessment; and

     . breast, musculoskeletal, vascular, interventional and small-parts imaging.

   We also offer the following related accessories and educational programs:

   . Accessories. We sell the SiteStand mobile docking station and the SiteLink imaging software, both of which enable communication between our products and third-party output devices, such as printers, storage devices and networks. We also offer a high resolution, 15-inch flat panel monitor that may be physically connected with our SiteStand to increase the image size and allow easy consultation among healthcare providers.

   . Specialized training and education. We developed the SonoSite Institute for Training and Education, or S.I.T.E., an initiative that seeks to enable physicians and other healthcare providers who currently do not use ultrasound imaging to become competent in the general use of ultrasound and the fundamental operation of our products. Through S.I.T.E., we offer an internal program, OnSite, as well as programs developed by third-party, accredited education providers. We offer our customers education vouchers that may be purchased for use with any of these educational programs. In addition, with the help of well-known ultrasound clinicians, we produced SonoKnowledge, an educational package of ultrasound training materials, product operation training and accredited continuing medical education.

Sales and Marketing

   Initially, we sold and marketed our products through third-party medical product distributors worldwide. Currently, we have moved to a direct sales model in the United States, the United Kingdom, France and Germany, and anticipate expanding our direct sales efforts to other key European markets, including Spain. We rely on third-party distributors in those markets where we do not have a direct sales staff.

   In February 2000, we initiated our direct sales operation in the United States. In 2001, we significantly expanded the size of our U.S. direct sales efforts by increasing the number of sales representatives from 26 to 51. We expect to expand our U.S. team within the next 12 months with the addition of clinical application specialists, who will provide product demonstration and installation support to our sales representatives. In addition, we intend to focus our sales representatives on specific clinical markets in addition to geographic regions. We believe that these efforts will increase the productivity of our direct sales representatives.

   In the United States, we have complemented our direct sales efforts by entering into group purchasing agreements with major healthcare group purchasing organizations, or GPOs. Typically, a GPO negotiates with medical device suppliers, such as us, on behalf of the GPO's member healthcare facilities, providing such members with uniform pricing and terms and conditions. In exchange, the GPO identifies us as a preferred supplier for its members. Member facilities participating in the GPO's purchasing program can consist of hospitals, medical group practices, nursing homes, surgery centers, managed care organizations, long term care facilities, clinics and integrated delivery networks. Currently, we have GPO supply agreements with AmeriNet, Inc., Kaiser Permanente, Novation, LLC, Premier, Inc. and Broadlane, Inc.

   Elsewhere outside the United States, we continue to sell to other potential markets through third-party foreign distributors, such as Olympus Promarketing Inc. in Japan. Additionally, in the United Kingdom we have a supply agreement with the Purchasing and Supply Agency of the National Health Service, or NHS, which contracts on a national basis for products and services purchased by the NHS.

   We derived approximately $23.8 million, or 52%, of our sales revenue from domestic sales in 2001. This compares to approximately $15.2 million, or 47%, and approximately $4.3 million, or 42%, in 2000 and 1999.

   We derived approximately $21.9 million, or 48%, of our sales revenue from foreign sales in 2001. This compares to approximately $16.9 million, or 53%, and approximately $5.9 million, or 58%, in 2000 and 1999. Japan accounted for approximately $7.8 million, or 17%, of our revenue in 2001. This compares to approximately $8.3 million, or 26%, and approximately $0.1 million, or 1%, in 2000 and 1999. We attribute revenue to a foreign country based on the location to which we ship our products.

   Our revenues from international sales may be adversely affected by a number of risks, including competition, currency rate fluctuations, reduced protection for intellectual property rights, longer receivables collection periods, the cost or difficulty in localizing products for foreign markets, and the cost or difficulty of compliance with export laws, including license requirements, trade restrictions and tariff increases.

Patents and Intellectual Property Rights

   We rely on a combination of patent, copyright, trademark and trade secret laws and other agreements with employees and third parties to establish and protect our proprietary rights. We require our officers, employees and consultants to enter into standard agreements containing provisions requiring confidentiality of proprietary information and assignment to us of all inventions made during the course of their employment. We also seek to enter into nondisclosure agreements with our commercial counterparties and limit access to, and distribution of, our proprietary information.

   We are committed to developing and protecting our intellectual property and, where appropriate, file patent applications to protect our technology. We own five U.S. patents relating to various aspects of our products, including the weight of digital beamformers, beamforming capabilities, digital conversion circuitry, transceiver circuitry and circuit integration. Subject to our paying maintenance fees, these patents will remain in force for a number of years. We currently have four patent applications for which notices of allowance have been granted, and 10 other patent applications pending.

   We license certain ultrasound technology from our former parent, ATL, under a Technology Transfer and License Agreement executed at the time of our spin-off as a public company. Under that agreement, we have a five-year exclusive license to use any ATL ultrasound technology existing at the time of the spin-off, or created by ATL during the three years following the spin-off, in ultrasound devices weighing 15 pounds or less. After five years, this license becomes nonexclusive and, except for ATL patented technology or registered software, will extend to use in ultrasound devices weighing more than 15 pounds. As part of this arrangement, we cross-license certain of our technology to ATL for use in ultrasound devices weighing more than 15 pounds.

   We hold a number of registered and unregistered trademarks, service names and domain names that are used in our business. Generally, federally registered trademarks offer protection for renewable terms of 10 years so long as the mark continues to be used in commerce.

   On July 24, 2001, Neutrino Development Corporation filed a complaint against us, which alleged that our sale and manufacture of our hand-carried ultrasound devices infringed upon a patent held by Neutrino. We responded to the claim, asserting alternative defenses of noninfringement and patent invalidity. In addition, we filed a counterclaim seeking a declaratory judgment of noninfringement and invalidity regarding Neutrino's patent. We also defeated Neutrino's request for a preliminary injunction preventing us from manufacturing and selling our products pending the ultimate disposition of the litigation. On February 20, 2002, in what is known as a "Markman" hearing, the parties presented their arguments regarding the proper construction of Neutrino's patent claims. The court has not yet ruled on the issues presented in that hearing. We continue to vigorously defend ourselves against this claim and we are confident of a positive outcome. Nevertheless, we have been forced to incur substantial expenses in defense of this claim, and we expect to incur additional substantial litigation expenses until the claim is resolved.

Competition

   We currently face competition from companies that manufacture cart-based and portable ultrasound devices. The dominant competitors in this industry are GE Medical Systems, a unit of General Electric Company, Siemens AG and Philips Medical Systems, a unit of Koninklijke Philips Electronics, N.V. that recently purchased two other competitors, Agilent Healthcare Solutions Group and ATL, our former parent company. In addition, as the market for hand-carried, high performance ultrasound devices develops, we expect competition to increase as potential and existing competitors enter the hand-carried market or modify their existing products to more closely approximate the combined portability, quality, performance and cost of our products. Our current competitors in the hand-carried market include GE Medical Systems, Agilent/Philips Medical Systems, Biosound Easaote, Inc., Medison America Inc., a subsidiary of Medison Company, Ltd., and Terason, a division of TeraTech Corporation. Other potential entrants to the hand-carried market include Novasonics, Inc.

Research and Development and Technology

   We currently employ over 50 individuals dedicated to the technical support and enhancement of our products and development of new generations of products. Since our spin-off from ATL, we have invested a cumulative total of $46.4 million in research and development.

   For the twelve months ended December 31, 2001, 2000 and 1999, expenses attributable to research and development for our business totaled $12.7 million, $11.8 million and $14.5 million. We believe our products represent the most advanced technology in high performance, highly miniaturized, hand-carried, all-digital ultrasound imaging devices. We believe our technology gives us a competitive advantage, and we are committed to maintaining this advantage by continuing to enhance our existing products and create new ones. Accordingly, we intend to maintain our research and development expenses at levels we believe necessary to maintain this competitive advantage.

Manufacturing

   Prior to the fourth quarter of 2000, we had outsourced the manufacture of our products to ATL. In the fourth quarter of 2000, we transitioned product manufacturing to our own facility in Bothell under the control of our employees. In order to make this transition, we built a series of manufacturing lines and developed our own manufacturing processes and procedures.

   We depend on suppliers, including some single-source suppliers, to provide highly specialized parts, such as custom-designed integrated circuits, cable assemblies and transducer components. We also depend on single-source suppliers to provide other components such as image displays, batteries, capacitors and cables. We do not maintain significant inventories of components. While our suppliers have generally produced our components with acceptable quality, quantity and cost in the past, they have experienced periodic problems that have caused us delays in production. To date, these problems have not resulted in lost sales or lower demand.

Government Regulation

   The manufacture and sale of our products are subject to extensive regulation by numerous governmental authorities, principally the U.S. Food and Drug Administration, or FDA, as well as several other state and foreign agencies. The FDA requires that all medical devices introduced to the market be preceded either by premarket notification clearance under Section 510(k) of the Federal Food, Drug & Cosmetic Act, or an approved premarket approval application, or PMA. By granting 510(k) clearance, the FDA indicates agreement with an applicant's determination that the product for which clearance has been sought is substantially equivalent to medical devices that were on the market prior to 1976 or have subsequently received clearance. A premarket approval indicates that the FDA has determined the company must submit clinical trial data and manufacturing quality assurance information to prove it is safe and effective for its labeled indications. The process of obtaining 510(k) clearance typically takes approximately two to three months, while a premarket approval process typically takes more than a year. We received 510(k) clearance for the SonoSite 180 system with 10 clinical applications in March 1999 and 510(k) clearance for the SonoHeart system in December 1999. We increased the clinical applications to 14 with the 510(k) clearance received in November 2000. We believe that our future generation hand-carried ultrasound devices will also require only 510(k) clearance. Also, in August 2001 the FDA classified as a class II field action a May 2000 software upgrade we issued to correct an error in an algorithm contained in one of our products. We are currently appealing the FDA's classification. If our appeal of this classification is unsuccessful, we will be required to take additional steps to ensure that all affected purchasers receive the upgrade. If required to take action, we do not believe the associated costs will be significant.

   Our products and our product components are also subject to various domestic and foreign manufacturing standards and electrical safety and emission standards, such as those of Underwriters Laboratories and the ISO 9001 standards, described below. We and our suppliers are subject to FDA regulations governing registration of manufacturing facilities and compliance with the FDA's Quality System Regulations, or QSR. The FDA performs periodic unannounced on-site inspections to determine compliance with such regulations. The FDA inspected our manufacturing facility in August 2001. In addition, the British Standards Institution performed a management systems assessment of our manufacturing processes in May 2000, February 2001 and June 2001. These inspections resulted in our submitting and implementing corrective action responses, and we believe those responses have been accepted by those agencies. We believe that we are currently in compliance with applicable QSR.

   Our regulatory compliance programs encompass verification of our compliance with international standards for medical device design, manufacture, installation, and servicing, known as ISO 9001 standards. On

September 13, 1999, we received Conformite Europeene, or CE, Marking approval, signifying European Certification to the international quality system standards and to the European Medical Device Directive, which encompass ISO 9001 standards. The Certification allows us to distribute the SonoSite 180 and SonoHeart devices to the 19 countries of the European Union and the European Free Trade Association. The FDA harmonized in June 1998 its QSR for the United States with ISO 9001 and EN 46001 standards.

Service and Warranty

   Our typical warranty period is one year and is included with the original purchase of our ultrasound imaging devices. However, the customer can purchase a service contract from us to extend the original warranty period or enhance its coverage. All returned products are diagnosed for cause of failure and for possible design improvements to incorporate in future products.

Employees

   As of December 31, 2001, we had approximately 250 full-time employees, of which approximately 21% were engaged in research and product development, 30% in manufacturing, 40% in sales and marketing activities and the remaining 9% in administrative capacities, including executive, finance, human resources, regulatory and information services and technology. Of these, approximately 240 are U.S. employees. There has never been a work stoppage and no employees are covered by collective bargaining agreements. We believe our employee relations are good.

Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price

If our products do not gain market acceptance, we will fail to generate sufficient revenue to maintain our business.

   The market for hand-carried, high performance ultrasound devices is new and largely undeveloped. Our products represent a new technological alternative to traditional ultrasound examinations. We seek to sell our products to current users of ultrasound, as well as to physicians and other healthcare providers who do not currently use ultrasound, and our success will depend on the acceptance of our products by the medical community, patients and third-party payors as medically useful, safe and cost-effective. Competing hand-carried or traditional cart-based ultrasound devices may be more cost-effective than our products. Physicians and other healthcare providers may adopt our products at a slow rate, if at all. If the market fails to accept our products, we will be unable to generate sufficient sales revenue to maintain our business.

If we are unable to compete effectively, we will fail to generate sufficient revenue to maintain our business.

   We currently face competition from companies that manufacture cart-based and portable ultrasound devices. The dominant competitors in this industry are GE Medical Systems, a unit of General Electric Company, Siemens AG and Philips Medical Systems, a unit of Koninklijke Philips Electronics, N.V. that recently purchased two other competitors, Agilent Healthcare Solutions Group and ATL, our former parent company. These competitors are very large, global organizations and have the following advantages over us:

  .  greater financial and infrastructure resources;

  .  larger research and development staffs;

  .  greater experience in product manufacturing, marketing and distribution;

  .  greater brand name recognition; and

  .  long-standing relationships with many of our potential customers.

   These manufacturers of cart-based and portable ultrasound devices could use their greater resources to increase and withstand competition through various means, including price and payment terms, product quality, market penetration, employee compensation, hospital systems integration and complementary services such as warranty protection, maintenance and product training. Existing product supply relationships between these companies and our potential customers could discourage widespread adoption of our products due to brand loyalty or preferred customer discounts. Competition from these companies could result in higher turnover of our employees. If we are unable to respond to competitive pressures from the cart-based and portable ultrasound markets, we could experience delayed or reduced market acceptance of our products, higher expenses and lower sales revenue.

   In addition, as the market for hand-carried, high performance ultrasound devices develops, we expect competition to increase as potential and existing competitors enter the hand-carried market or modify their existing products to more closely approximate the combined portability, quality, performance and cost or our products. Our current competitors in the hand-carried market include GE Medical Systems, Agilent/Philips Medical Systems, Biosound Easaote, Inc., Medison America Inc., a subsidiary of Medison Company, Ltd., and Terason, a division of TeraTech Corporation. Other potential entrants to the hand-carried market include Novasonics, Inc. These competitors may develop highly portable or hand-carried ultrasound devices that offer the same or greater reliability and quality, perform greater or more useful functions, or are more cost-effective than our products. If we are unable to compete effectively with new entrants to the hand-carried, high performance ultrasound market, we will be unable to generate sufficient sales revenue to maintain our business.

If our competitors develop and market medical imaging devices that render our products obsolete or noncompetitive, we will be unable to compete.

   The life cycles of our products are difficult to estimate. Our products could become obsolete or unmarketable if:

  .  our competitors introduce ultrasound devices that are superior to ours;

  .  other products using new technologies emerge; or

  .  industry standards exceed our products' capabilities.

   If we fail to enhance our existing products or develop and market new products, our products will become obsolete and we will be unable to compete.

Our single technological platform renders us less able to withstand adverse changes in the market.

   Although we market our products for use in a variety of clinical applications and settings, we have only a single technological platform upon which all our ultrasound devices are based. Any attempt to design a new platform for ultrasound imaging will require substantial amounts of time and money, and may not be successful. If our platform becomes obsolete, unmarketable or unaccepted by the market for any reason, and we are unable or slow to develop a new platform to replace it, we will be unable to generate sufficient sales revenue to maintain our business.

If traditional providers of ultrasound examinations discourage potential new users from adopting our products, we could experience limited demand for our products.

   In traditional ultrasound practice, physicians and other healthcare providers typically refer patients to centralized locations where radiologists and other specialized personnel provide ultrasound examinations. Although our products are currently used by radiologists, our products also enable the delivery of ultrasound examinations at the primary point of care by the examining physician or healthcare provider. Radiologists and other ultrasound specialists have a professional and financial interest in maintaining traditional ultrasound practice. If these traditional providers of ultrasound examinations discourage other healthcare providers from adopting our products, we could experience limited demand for our products.

If the training and education necessary to conduct ultrasound examinations discourage new users from adopting our products, we could experience limited demand for our products.

   We seek to sell our products to customers already experienced in ultrasound procedures, as well as to physicians and other healthcare providers who do not currently use ultrasound imaging devices or administer ultrasound examinations. Any new users of ultrasound will require training and education to properly administer ultrasound examinations. If these potential customers are unable or unwilling to be trained due to cost, time constraints, unavailability of courses or other reasons, we could experience limited demand for our products.

If our suppliers, including our single-source suppliers, fail to supply us with the components that we need to manufacture our products on a timely basis, we could experience production delays, cost increases and lost sales.

   We depend on suppliers, including some single-source suppliers, to provide highly specialized parts, such as custom-designed integrated circuits, cable assemblies and transducer components. We also depend on single-source suppliers to provide other components, such as image displays, batteries, capacitors and cables. We do not maintain significant inventories of components, and may experience an interruption of supply if a supplier is unable or unwilling to meet our time, quantity and quality requirements. There are relatively few alternative sources of supply for some of these components. An increase in demand for some parts by other companies could also interrupt our supply of components. We have in the past experienced supply problems in timeliness and quality, but to date these problems have not resulted in lost sales or lower demand. Nevertheless, if we experience an interruption of supply or are required to switch suppliers, the manufacture and delivery of our products could be interrupted, our manufacturing costs could substantially increase and we could lose substantial amounts of product sales.

If we or our suppliers fail to comply with regulations governing our manufacturing practices, we could experience production delays, cost increases and lost sales.

   The FDA requires us and our key suppliers to demonstrate and maintain compliance with the FDA's Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labelling, packaging and shipping of our products. The FDA enforces the QSR through periodic, unannounced inspections. We or any of our key component suppliers may fail to comply with regulatory requirements. Failure to take corrective action in response to a QSR inspection could force a shut-down of our manufacturing operations and a recall of, or field action relating to, our products. Such failure may prevent us from meeting production schedules, minimizing manufacturing costs, maintaining quality requirements or completing product sales.

   For example, the FDA inspected our manufacturing facility in August 2001. In addition, the British Standards Institution performed a management systems assessment of our manufacturing processes in May 2000, February 2001 and June 2001. These inspections resulted in observations to which we submitted responses, and we believe these responses have been accepted by those agencies. Also, in August 2001 the FDA classified as a class II field action a May 2000 software upgrade we issued to correct an error in an algorithm contained in one of our products. If our appeal of this classification is unsuccessful, we will be required to take additional steps to ensure that all affected purchasers receive the upgrade. If required to take action, we do not believe the associated costs will be significant. Although to date these actions by regulatory bodies have not required us to incur substantial costs or delay product shipments, we expect to experience further inspections and incur additional costs as a result of government regulation.

Our limited manufacturing experience and the complexity of our products may impair our ability to respond effectively to manufacturing problems, manage our inventory and avoid excessive warranty costs.

   Prior to the fourth quarter of 2000, we had outsourced the manufacture of our products to ATL. In the fourth quarter of 2000, we transitioned product manufacturing to our own facility under the control of our employees. In order to make this transition, we built a series of manufacturing lines and developed our own manufacturing processes and procedures. We have limited experience in managing manufacturing problems and risks, such as line shutdowns, product procurement issues, regulatory compliance, rework, quality system issues or yield issues. We manufacture our products and determine product mix based on forecasts of sales in future periods. Incorrect forecasts and long order lead-times could lead to shortages or surpluses of product inventory. If we experience any manufacturing problems, we may experience delays in the shipment of our products. Our failure to effectively manage our manufacturing process may prevent us from meeting production schedules, minimizing manufacturing costs, maintaining quality requirements or completing product sales.

   In addition, our products are intricate and technically complex. As a result, deficiencies in our design and manufacturing process may result in significant warranty exposure. Our products generally carry a one-year warranty against defects in materials and workmanship. We will be responsible for all claims, actions, damages, liens, liabilities and costs for all product field actions, returns and defects attributable to manufacturing. Although we have established accruals for the liability associated with product warranties, any unforeseen warranty exposure could increase our expenses and impair our operating results.

Our reliance on a single manufacturing facility may impair our ability to respond to natural disasters or other unforeseen catastrophic events.

   Our sole manufacturing facility is located in a single building in Bothell, Washington. Despite precautions taken by us, a natural disaster such as an earthquake or other unanticipated catastrophic events at this building could significantly impair our ability to manufacture our products and operate our business. Our facility and certain manufacturing equipment would be difficult to replace and could require substantial replacement lead-time. Such catastrophic events may also destroy any inventory of product or components. While we carry insurance for natural disasters and business interruption, the occurrence of such event could result in losses that exceed the amount of our insurance coverage, which would impair our financial results.

If our products do not perform as expected, we could experience lost revenue, delayed or reduced market acceptance of our products, increased costs and reputational damage.

   Our success depends on the market's confidence that we can provide reliable, high quality medical devices. Our customers are particularly sensitive to product defects and errors because of the use of our products in clinical medical practice. Our reputation and the public image of our products may be impaired for any of the following reasons:

  .  failure of products to perform as expected;

  .  a perception that our products are difficult to use; and

  .  litigation concerning the performance of our products or our technology.

   Even after any underlying problems are resolved, any manufacturing defects or performance errors in our products could result in lost revenue, delay in market acceptance, damage to our reputation, increased service and warranty costs and claims against us.

We have a history of losses, we expect future losses and we may never be profitable.

   We have incurred net losses in each quarter since we commenced operations. As of December 31, 2001, we had an accumulated deficit of approximately $77.9 million. We expect to incur additional losses over the next several quarters, and these losses may increase if we cannot increase or sustain our revenue. Our revenue from product sales has been insufficient to cover our expenses, and we expect that our operating expenses will substantially increase in the foreseeable future as we expand our sales and marketing infrastructure, our manufacturing capability and possibly our product development activities. Our expansion efforts, to be successful, may require more funding than we currently anticipate. Accordingly, we will need to generate significant additional sales revenue in the future before we will be able to achieve and maintain profitability. If we cannot generate such revenue, we may never be profitable. Even if we do become profitable, we may be unable to sustain or increase future profitability on a quarterly or annual basis. If we fail to do so, the market price for our common stock will likely fall.

A failure to manage our growth could impair our ability to achieve our business objectives.

   We have experienced rapid growth since our inception as a stand-alone company. Our sales revenue increased from $10.2 million in 1999 to $32.0 million in 2000 and $45.7 million in 2001. During 2001, we increased the number of our sales representatives in the United States from 26 to 51, introduced two new products to the market and began expanding our operations in Europe. We expect continued significant growth in all areas of operations as we continue to develop, manufacture, market and sell our products. Our growth could strain our existing management, operational and financial resources. In order to manage our growth effectively, we will need to expand our manufacturing and quality assurance staff, our sales staff and our manufacturing capabilities. In addition, we will need to improve the productivity and efficiency of our existing operational, financial and management resources and information systems. We may be unable to hire and retain the personnel necessary to operate and expand our business. We also may be unable to increase the productivity and efficiency of our existing resources. If we fail to timely improve or augment our existing resources in response to our growth, we may be unable to effectively manage our business and achieve our objectives.

Our strategy of expanding and maintaining our domestic sales force may fail to generate a substantial increase in sales.

   We began direct sales of our products in the United States in February 2000 with a sales force comprised of sonographers with little direct sales experience. Since then, we have nearly doubled the size of our direct sales force in the United States by supplementing our sonographers with trained professional sales people. We expect to continue expanding our domestic sales force to add clinical application specialists, including cardiology product specialists, in an effort to improve our sales efficiency and reach new markets. This expansion will require extensive training efforts, substantial management attention and a substantial increase in sales and marketing expenses. Despite our expenditures and efforts, we may not successfully expand our market penetration or generate a substantial increase in sales.

Our limited financial resources may impair our ability to market our products effectively and may limit our product sales.

   Marketing is critical to generate awareness of our products and promote the new uses of ultrasound that our products enable. Our marketing efforts must overcome the marketing efforts of our competitors, as well as the resistance that may be shown by both existing and new ultrasound users. We have incurred and will continue to incur significant expenditures for a range of marketing efforts, including attendance at trade shows, direct mail solicitations and print advertising. If our limited financial resources impair our marketing budget, we may be unable to generate sufficient brand awareness to positively impact product sales. This lack of brand awareness may result in delayed or reduced market acceptance of our products and may limit our product sales.

If our operating results fluctuate and fall below expectations of securities analysts and investors, our stock price may fall and you may lose some or all of your investment.

   Our operating results have fluctuated in the past, and we expect these fluctuations to continue in the foreseeable future. Many factors affecting our quarterly operating results are outside our control, including:

  .  product and price competition;

  .  global economic conditions;

  .  performance of our third-party distributors;

  .  year-end customer budget constraints and other customer buying patterns;
     and

  .  changes in component cost and availability.

   Other factors are difficult to control, including:

  .  demand for our products;

  .  estimating appropriate manufacturing levels for forecasted sales;

  .  inventory management and obsolescence;

  .  performance of our direct sales and distribution channels;

  .  development of new and enhanced products;

  .  product introductions and commercializations; and

  .  timing and magnitude of our expenses.

   A negative fluctuation of our operating results could run contrary to the expectations of securities analysts or investors, which may reduce the market price of our stock and cause a loss of some or all of your investment.

Our creation, maintenance and expansion of direct sales and distribution operations in Europe will burden our resources and may fail to generate a substantial increase in sales.

   We have historically relied on third-party distributors to sell our products in Europe. We recently commenced operations in the United Kingdom, Germany and France to sell our products directly in each of those countries. We expect to expand our European direct sales operations in the future. Establishing, maintaining and expanding these operations will require us to:

  .  substantially increase our costs of operations;

  .  temporarily divert existing management resources;

  .  establish an efficient and self-reliant local infrastructure;

  .  attract, hire and train qualified local sales and administrative personnel;

  .  comply with additional local regulatory requirements; and

  . expand our information, financial, distribution and control systems to manage expanded global operations.

   Our movement into Europe will require substantial financial and management resources. The costs of this expansion are unpredictable, difficult to control and may exceed budgeted amounts. Despite our expenditures and efforts, we may not generate a substantial increase in European sales revenue, which would impair our operating results.

Our foreign sales revenue is subject to currency fluctuation and other risks associated with doing business outside the United States.

   The percentage of our sales revenue originating outside the United States equaled 48% in 2001 and 53% in 2000. Of this foreign sales revenue, approximately 35% originated in Japan in 2001 and 49% in 2000. Our revenue from international sales may be adversely affected by any of the following risks:

  .  currency rate fluctuations;

  .  reduced protection for intellectual property rights;

  . longer receivables collection periods and greater difficulty in receivables collection;

  .  localizing products for foreign markets; and

  . compliance with export laws, including license requirements, trade restrictions and tariff increases.

   As of December 31, 2001, 58% of our outstanding accounts receivable balance was from international customers. Our distributor in Japan was indebted to us for approximately $4.3 million, representing 28% of our outstanding accounts receivable balance. In addition, approximately 4% of our outstanding receivables was from a single customer in Argentina who was indebted to us for $626,000. We regularly review our receivable position in foreign countries for any indication that collection may be at risk. For example, due to current economic events in Argentina, including the decision to allow the Argentine peso to float against the U.S. dollar, we recorded an additional allowance of $188,000 on an account in Argentina during the fourth quarter, and we may be required to write off some or all of our Argentine receivables.

Our foreign distributors may be unwilling or unable to devote sufficient resources to market and sell our products, which could delay or reduce market acceptance and sales of our products outside the United States.

   We currently depend on foreign distributors to help promote market acceptance and demand for our products in countries in which we do not have a direct sales force. For example, sales to our distributor in Japan, Olympus, represented 17% of our revenue in 2001. Foreign distributors that are in the business of distributing other medical products may not devote the resources and support required within these countries to generate awareness of our products and grow or maintain product sales. If these distributors are unwilling or unable to market and sell our products, we could experience delayed or reduced market acceptance and sales of our products outside the United States.

The loss of any principal member of our management team or scientific staff, on whom we rely heavily, could impair our ability to compete.

   Our success depends heavily on our ability to retain the services of the principal members of our management and scientific staff. Competition among medical device companies for qualified employees is intense. We may fail to retain these key employees, and we may fail to attract qualified replacements if they do leave. We do not maintain key-person insurance on any of our employees. We do not have employment agreements with any of our employees. The loss of any of our key employees could significantly delay or prevent the achievement of our scientific or business objectives.

If we are unable to protect and enforce our intellectual property rights, we may be unable to compete effectively.

   Much of our value arises out of our proprietary technology and intellectual property for the design, manufacture and use of hand-carried ultrasound imaging devices. Our success and ability to compete effectively depend on our ability to protect our proprietary information. We rely on patent, copyright, trade secret and trademark laws to protect our proprietary technology and limit the ability of others to compete with us using the same or similar technology.

   We currently hold five patents relating to the weight of digital beamformers, beamforming capabilities, digital conversion circuitry, transceiver circuitry and circuit integration. Additionally, we have a license from our former parent, ATL, to use certain ATL technology and ATL technological developments in our hand-carried products. This license is exclusive through April 5, 2003, and nonexclusive after that date. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to, and the distribution of, our product designs, documentation and other proprietary information, as well as the designs, documentation and other information that we license from others.

   Our efforts afford only limited protection and may not adequately protect our rights to the extent necessary to sustain any competitive advantage we may have. Despite our efforts to protect our intellectual property, we may experience:

  .  unauthorized use of our technology by competitors;

  . independent development of the same or similar technology by a competitor, coupled with a lack of enforceable patents on our part;

  .  failure of our pending patent applications to result in issued patents;

  . successful interference actions to our patents or successful oppositions to our patents and patent applications;

  . unauthorized disclosure or use of our proprietary information by former employees or affiliates; and

  . failure by our commercial partners to comply with their obligations to share technology or use our technology in a limited manner.

   Policing unauthorized use of our intellectual property will be difficult and may be cost-prohibitive. We may fail to prevent misappropriation of our technology, particularly in countries where the laws may not protect our proprietary rights to the same extent as the laws of the United States. If we cannot prevent other companies from using our proprietary technology or if our patents are found invalid or otherwise unenforceable, we may be unable to compete effectively against other manufacturers of ultrasound devices, which could decrease our market share.

If we are involved in intellectual property claims and litigation, the proceedings may divert our resources and subject us to significant liability for damages, substantial litigation expense and the loss of our proprietary rights.

   In order to protect or enforce our patent rights, we may initiate patent litigation. In addition, others may initiate patent litigation against us. We may become subject to interference proceedings conducted in patent and trademark offices to determine the priority of inventions. There are numerous issued and pending patents in the medical device field. The validity and breadth of medical technology patents may involve complex legal and factual questions for which important legal principles may remain unresolved. In addition, because patent applications can take many years to result in issued patents and are maintained in confidence by the U.S. Patent and Trademark Office while pending, there may be currently pending applications of which we are unaware, which may later result in issued patents that our products may infringe. There could also be existing patents of which we are not aware that one or more of our products may infringe. Litigation may be necessary to:

  .  assert or defend against claims of infringement;

  .  enforce our issued and licensed patents;

  .  protect our trade secrets or know-how; or

  . determine the enforceability, scope and validity of the proprietary rights of others.

   We may become involved in the defense and prosecution, if necessary, of intellectual property suits, patent interferences, opposition proceedings and other administrative proceedings. For example, on July 24, 2001, Neutrino Development Corporation filed a complaint against us, which alleged that our sale and manufacture of our hand-carried ultrasound devices infringed upon a patent held by Neutrino. We responded to the claim, asserting alternative defenses of noninfringement and patent invalidity. In addition, we filed a counterclaim seeking a declaratory judgment of noninfringement and invalidity regarding Neutrino's patent. We also defeated Neutrino's request for a preliminary injunction preventing us from manufacturing and selling our products for the duration of the litigation. On February 20, 2002, in what is known as a "Markman" hearing, the parties presented their arguments regarding the proper construction of Neutrino's patent claims. The court has not yet ruled on the issues presented in that hearing, and may issue a ruling at any time. Although we continue to vigorously defend ourselves against this claim, this litigation may result in an adverse judgment against us. We have been forced to incur substantial expenses in defense of this claim, and we expect to incur additional substantial litigation expenses until the claim is resolved.

   Our involvement in intellectual property claims and litigation could:

  .  divert existing management, scientific and financial resources;

  .  subject us to significant liabilities;

  . allow our competitors to market competitive products without obtaining a license from us;

  .  cause product shipment delays and lost sales;

  . require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all; or

  . force us to discontinue selling or modify our products or to develop new products.

If healthcare reimbursement practices or reform restricts coverage available to our customers for the use of our products, we may experience limited market acceptance of our products.

   Market acceptance of our products depends in part on the extent to which our customers will receive reimbursement for our products from governmental authorities, private health insurers and other third-party payors. The continuing efforts of governmental, private health insurers and other third-party payors to contain or reduce the costs of healthcare through various means may limit market acceptance of our products. Increasing efforts by governmental and third-party payors, such as Medicare, private insurance plans and managed care organizations, to contain or reduce healthcare costs may affect our ability to market our current products, commercialize our potential products and become profitable. Reimbursement coverage, if available, may not be adequate to enable us to achieve market acceptance of our products. In addition, we believe that third-party payors will attempt to reduce healthcare costs by limiting both coverage and level of reimbursement for new products cleared by the FDA or comparable foreign agencies. Our products enable new kinds of medical procedures involving novel ultrasound applications. The efforts of government and third-party payors to contain or reduce the cost of healthcare could restrict physicians' and other healthcare providers' willingness to select our products and implement new ultrasound procedures, which could delay or reduce market acceptance of our products.

   Additionally, there has been and will continue to be a number of federal and state proposals to implement government controls on pricing. The existence and adoption of these proposals could affect our ability to successfully market our current products and commercialize new products.

Compliance with governmental regulation of our business could be costly and time-consuming, and could prevent us from introducing new products in a timely manner.

   Our products, our manufacturing activities and the manufacturing activities of our third-party medical device manufacturers are subject to extensive regulation by a number of governmental agencies, including the FDA and comparable international agencies. Our third-party manufacturers and we are or will be required to:

  . obtain prior clearance or approval from these agencies before we can market and sell our products;

  .  undergo rigorous inspections by domestic and international agencies; and

  . satisfy content requirements for all of our sales and promotional materials.

   Compliance with the regulations of these agencies, including the Environmental Protection Agency and the Occupational Safety and Health Administration, may require us to incur substantial costs and may delay or prevent the introduction of new or improved products. We may be subject to fines, sanctions, including the temporary or permanent suspension of operations, product field actions, criminal prosecution and marketing restrictions, if we fail to comply with the laws and regulations pertaining to our business. Our third-party medical device manufacturers may also be subject to the same sanctions and, as a result, may fail to supply us with components required to manufacture our products.

Product liability and other claims and product field actions could increase our costs, delay or reduce our sales and damage our reputation, which could significantly impair our financial condition.

   The sale and support of our products entail the risk of product liability, malpractice or warranty claims, including those based on claims that the use or failure of one of our products resulted in a misdiagnosis or harm to a patient. Although to date we have not been involved in any medical malpractice or product liability litigation, we may incur significant liability if such litigation were to occur. We may also face adverse publicity resulting from a product field action or a liability claim against us. Although we currently maintain liability insurance, any product liability we incur may exceed our insurance coverage. Liability insurance is expensive and may cease to be available on acceptable terms, if at all. A product liability or other claim or product field action not covered by our insurance or exceeding our coverage could significantly impair our financial condition. In addition, a product field action or a liability claim against us could significantly harm our reputation and make it more difficult to obtain the funding and commercial relationships necessary to maintain our business.

If our stock price continues to be volatile, your shares may decline in value.

   The market price for our common stock, as well as for securities of emerging growth companies generally, has been volatile in the past and is likely to continue to be volatile. You may be unable to resell your shares at or above the price you paid due to a number of factors, many of which are beyond our control, including:

  . the difference between quarterly operating results and those expected by investors or securities analysts;

  .  changes in earnings estimates by analysts;

  .  the loss of significant orders;

  . announcements of technological innovations or new products by our competitors;

  .  changes in the structure of healthcare financing and payment systems;

  .  general conditions in the medical industry or global economy;

  .  a lack of liquidity in the market for our stock; and

  .  significant sales of our common stock by one or more of our shareholders.

Our future capital-raising activities could involve the issuance of equity securities, which would dilute your investment and could result in a decline in the trading price of our common stock.

   To meet our long-term funding requirements, we may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for additional capital at that time. Furthermore, we may enter into financing transactions at prices that represent a substantial discount to market price. Raising funds through the issuance of equity securities will dilute the ownership of our existing shareholders. A negative reaction by investors and securities analysts to any sale of our equity securities could result in a decline in the trading price of our common stock.

If we incur tax liability in connection with our spin-off from ATL, we would be required to pay a potentially significant expense, which would diminish our financial resources.

   Our spin-off was treated by ATL as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986. If, however, ATL were to recognize taxable gain from the spin-off, the Internal Revenue Service could impose that liability on any member of the ATL consolidated group as constituted prior to the spin-off, including us. ATL agreed to cover 85% of any such liability, unless the tax is imposed due to our actions solely or by ATL solely, in which case, we have agreed with ATL that the party who is solely at fault shall bear all of the tax liability. ATL may refuse to indemnify us or may argue that it did not cause the tax liability to be imposed. In such event, we may incur a significant expense for all or a portion of taxes related to the spin-off.

If our expenses exceed our revenue and we fail to obtain timely additional financing, we could experience delays or reductions in our product development and sales efforts, which would impair our operating results.

   To date, our revenue has been insufficient to cover the expenses of our operations. Our future revenue may continue to be insufficient to support the expenses of our operations and the expansion of our business. We may therefore need additional equity or debt capital to finance our operations as we develop our products and expand our sales. To date, our capital requirements have been met primarily by the sale of equity, sales revenue and contributions by ATL in connection with our spin-off. ATL has no further obligations to provide us with funding, and we do not expect any future funding from this source. Therefore, if we require additional financing, we would need to explore other sources of financing, including public equity or debt offerings, private placements of equity or debt and collaborative or other arrangements with corporate partners. Financing may be unavailable when needed or may be unavailable on acceptable terms. If we fail to obtain financing, we may be required to delay, reduce or eliminate some or all of our research and development and sales and marketing efforts, and our business could fail.

The concentrated ownership of our common stock could delay or prevent a change of control, which could cause a decline in the market price of our common stock.

   As of December 31, 2001, our executive officers, directors and affiliated entities together beneficially owned approximately 5% of the outstanding shares of our common stock. Four other shareholders owned in the aggregate approximately 42.0% of the outstanding shares of our common stock. Among these shareholders, the State of Wisconsin Investment Board, or SWIB, owned approximately 17.2% of the outstanding shares of our common stock and WM Advisors owned approximately 11.6%. As a result, these shareholders or any other concentrated owner may be able to exert significant influence over all matters requiring shareholder approval, including the election of directors, matters relating to the attraction and retention of employees, and approval of significant corporate transactions that could include certain matters relating to future financing arrangements and unsolicited tender offers. This concentration of ownership may delay, deter or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock, which could result in a decrease in our stock price.

Our restated articles of incorporation, our bylaws, Washington law and some of our agreements contain provisions that could discourage a takeover and prevent shareholders from receiving a premium for their shares.

   There are provisions in our restated articles of incorporation, our bylaws and Washington law that make it more difficult for a third party to obtain control of us, even if doing so would be beneficial to our shareholders. Additionally, our acquisition may be made more difficult or expensive by the following:

  . change of control provisions in our license agreement with ATL, which require us to pay ATL:

    . $150 million if, prior to April 6, 2003, any single person or entity obtains, directly or indirectly, voting control of a majority of our common stock or the power to elect our entire board of directors; or

    . $75 million if, at any time between April 6, 2003 and April 6, 2006, any single person or entity engaged in the medical diagnostic imaging business, other than through the sale or manufacture of our products, obtains, directly or indirectly, voting control of a majority of our common stock or the power to elect our entire board of directors;

  . our shareholder rights agreement, which is sometimes called a "poison pill"; and

  . acceleration provisions in benefit plans and change-in-control agreements with our employees.

ITEM 2.  PROPERTIES

   Our principal offices are located in Bothell, Washington, where we lease approximately 65,000 square feet. The facility includes approximately 30,000 square feet of office space, 25,000 square feet of manufacturing space and 10,000 square feet used for other things, such as warehousing, reception and meeting rooms. The lease runs through 2007. We believe that these facilities will be adequate to meet our needs for the foreseeable future. Additionally, we or our subsidiaries lease smaller office facilities at each subsidiary location.

ITEM 3.  LEGAL PROCEEDINGS

   On July 24, 2001, Neutrino Development Corporation filed a complaint against us in U.S. District Court, Southern District of Texas, Houston Division, alleging infringement of U.S. Patent 6,221,021 as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180PLUS, SonoHeart and SonoHeart PLUS devices. The complaint asserts claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorney's fees and costs, and pre- and post-judgment interest. On August 14, 2001, we filed an answer asserting alternative defenses of noninfringement and patent invalidity, and included a counterclaim seeking a declaratory judgment of noninfringement and invalidity regarding Neutrino's patent. On October 4, 2001, the court denied a request by Neutrino for preliminary injunctive relief to prevent us from manufacturing and selling our products pending the ultimate disposition of the litigation. On February 20, 2002, in what is known as a "Markman" hearing, the parties presented their arguments regarding the proper construction of Neutrino's patent claims. The court has not yet ruled on the issues presented in that hearing. We believe we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

   Our common stock is traded on the Nasdaq National Market under the symbol SONO. As of February 20, there were 3,664 holders of record of the common stock. This figure does not include the number of shareholders whose shares are held of record by a broker or clearing agency, but does include each such brokerage house or clearing agency as a single holder of record.

   The high and low sales prices for our common stock for each quarter are listed below. These prices reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                              Year        High   Low
                              ----       ------ ------

                         2001
                          Fourth quarter $27.50 $17.99
                          Third quarter. $27.85 $14.65
                          Second quarter $20.00 $10.50
                          First quarter. $17.38 $ 8.38
                         2000
                          Fourth quarter $21.06 $12.00
                          Third quarter. $35.13 $17.00
                          Second quarter $35.13 $18.63
                          First quarter. $37.25 $21.88

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

                                                                   For the Years Ended December 31,
                                                           -----------------------------------------------
                                                             2001      2000      1999      1998     1997
                                                           --------  --------  --------  --------  -------
                                                                (in thousands, except per share data)

Statement of Operations Data
Sales revenues............................................ $ 45,695  $ 32,037  $ 10,185  $     --  $    --
Cost of sales revenue.....................................   21,861    18,649     6,498        --       --
                                                           --------  --------  --------  --------  -------
Gross margin on sales revenue.............................   23,834    13,388     3,687        --       --
Grant revenue.............................................       --        --       125       973    2,948
Operating expenses:
 Research and development.................................   12,715    11,835    14,533     9,474    7,064
 Sales and marketing......................................   22,312    17,371     9,767     3,120    1,268
 General and administrative...............................    5,198     4,647     2,637     1,904      610
                                                           --------  --------  --------  --------  -------
Total operating expenses..................................   40,225    33,853    26,937    14,498    8,942
Other income (loss):
 Interest income..........................................    1,123     2,478     1,600       541       --
 Interest expense.........................................     (175)     (155)     (117)      (41)      --
 Equity in (losses) earnings of affiliates................     (675)     (830)       30        --       --
 Other loss...............................................     (291)       --        --        --       --
                                                           --------  --------  --------  --------  -------
Total other income (loss).................................      (18)    1,493     1,513       500       --
                                                           --------  --------  --------  --------  -------
Net loss.................................................. $(16,409) $(18,972) $(21,612) $(13,025) $(5,994)
                                                           ========  ========  ========  ========  =======
Basic and diluted net loss per share (1).................. $  (1.59) $  (2.01) $  (3.08) $  (2.72) $ (1.28)

Weighted average common and potential common shares
used in computing basic and diluted net loss per share (1)   10,300     9,418     7,025     4,796    4,684

                                                     As of December 31,
                                            ------------------------------------
                                             2001    2000    1999    1998   1997
                                            ------- ------- ------- ------- ----
                                                       (in thousands)

Balance Sheet Data
Cash and cash equivalents.................. $33,116 $11,067 $33,252 $ 7,526   --
Working capital (deficiency)...............  49,326  40,534  54,923  16,934 (170)
Total assets...............................  63,178  58,024  69,726  23,290  410
Long-term obligations, less current portion     185     316     135     481   --
Total shareholders' equity.................  55,683  47,808  63,709  19,833  240

--------
(1) Net loss per share amounts are computed on the basis described in Note 2 of Notes to the Consolidated Financial Statements for periods subsequent to the April 6, 1998 Distribution Date. For the periods prior to the Distribution Date, weighted average shares outstanding represent ATL weighted average shares as adjusted for the exchange ratio established on the Distribution Date of one of our shares for every three shares of ATL.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   We design, manufacture and sell high performance, highly miniaturized, hand-carried, all-digital ultrasound imaging devices and related products for use in a variety of clinical applications and settings. Our current products include the SonoSite 180PLUS and the SonoHeart ELITE ultrasound devices and related accessories and educational programs. Our devices employ five interchangeable transducers attached to the device by a cable. These transducers, each designed for a different medical use, send out and receive ultrasound waves.

   Initially, we sold our products through third-party medical product distributors worldwide. In February 2000, we began a direct sales operation in the United States. As of December 31, 2001, we had 51 direct sales representatives in the United States. To support these direct sales efforts, we have entered into group purchasing agreements with major healthcare group purchasing organizations that identify us as a preferred supplier for major hospital and clinic networks throughout the United States. We recently expanded our direct sales efforts into foreign markets by establishing three wholly owned subsidiaries, SonoSite, Ltd. in the United Kingdom, SonoSite France SARL in France and SonoSite GmbH in Germany. In those countries where we do not have a direct sales force, we continue to sell our products through third-party medical product distributors, such as Olympus in Japan.

   Until the sale of our first product in September 1999, we were a product development company with significant expenditures for research and development. We currently employ over 50 product development personnel. Since our spin-off from ATL, we have incurred expenditures of $46.4 million for research and development. We continue to introduce new technology through ongoing investment in research and development. Research and development expenses for the year 2001 were $12.7 million.

   Since operations began, we have incurred losses. As of December 31, 2001, we had an accumulated deficit of $77.9 million. Since the sale of our first product in September 1999, sales revenues have totaled $87.9 million. Our gross margin on our sales revenue has never exceeded our expenses and therefore we continue to incur losses. We have funded our operations with our revenues, a contribution of $30.0 million from ATL in connection with the spin-off and net proceeds of $87.9 million through the issuance of shares of our common stock in public and private equity financings. In addition, we have received approximately $4.7 million from the exercise of stock options.

   We expect to continue to incur operating losses unless and until our product sales generate sufficient revenue to fund our continuing operations. We may be unable to generate sufficient revenue to fund our operations in future periods.

Critical Accounting Policies and Estimates

   The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, investments, warranty obligations, service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   We believe the following critical accounting policies require our more significant judgments and estimates used in the preparation of our consolidated financial statements:

   Revenue recognition. We recognize sales revenue when a product is shipped under an agreement with a customer, risk of loss and title have passed to the customer and collection of any resulting receivable is reasonably assured. For service contracts, revenue is recognized over the term of the contract. Sales discounts are recorded as a reduction in revenue.

   In connection with sales to certain specific international customers, we sometimes conclude that full collection of the related accounts receivable is not reasonably assured due to extended payment terms or the financial condition of our customer and consequently we do not recognize revenue or cost of revenues at the time of title transfer. Additionally, in cases of nonstandard delivery and acceptance criteria, we will not recognize revenue at shipment, but rather wait until we determine such criteria have been satisfied.

   Valuation of inventories. Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out method, or market. Included in our inventories balance are demonstration products used by our sales representatives and marketing department and items that have been shipped to customers for which revenue recognition requirements have not been met. Cost adjustments are recorded for obsolete material, earlier generation products and used product held either as saleable inventory or as demonstration product.

   We make judgements regarding the carrying value of our inventory based on current market conditions. Market conditions may change depending upon competitive product introductions, consumer demand and reimbursement criteria in the medical community. If market conditions change or if the introduction of new products by us impacts the market for our previously released products we may be required to write-down the cost of our inventory.

Results of Operations

Revenue

   Sales revenue increased to $45.7 million in 2001, compared to $32.0 million in 2000 and $10.2 million in 1999. The increase in 2001 as compared with 2000 was primarily due to an increase in unit sales and an increase in the average selling price on a per system basis. In the United States, we increased the number of direct sales representatives to 51 at the end of 2001, compared to 26 at the end of 2000. The average selling price per system increased due to an increase in the number of transducers and accessories sold with each system and an increase in the percentage of direct sales compared with distributor sales.

   The increase in sales revenue in 2000 compared to 1999 was primarily due to 2000 being the first full year of product sales, as compared to four months of product sales in 1999. Our product shipments in 1999 and first quarter of 2000 were primarily to meet initial worldwide distributor demand. In the second quarter of 2000, we released the SonoSite 180 system along with a new transducer, which resulted in additional sales to distributors in the second quarter. As the initial orders from distributors decreased, sales revenue decreased during the third and fourth quarters of 2000 and consisted primarily of direct sales in the United States and reorders from our distributors upon sell-through to end customers.

   The following represents sales revenue by region:

                                                      For the Year Ended December 31,
                                                      -------------------------------
                                                         2001           2000     1999
                                                      -------         ------  -------
  United States:
     Direct sales....................................   49%             25%      --
     Distributor sales...............................    3%             22%     42%
                                                       ----            ----    ----
  Total U.S. sales...................................   52%             47%     42%
  Japan..............................................   17%             26%      1%
  Europe, Africa and the Middle East.................   20%             12%     27%
  Canada, South and Latin America, Asia (a) and other   11%             15%     30%
                                                       ----            ----    ----
  Total sales revenue................................  100%            100%    100%
                                                       ====            ====    ====

--------
(a) Asia includes China, India, Korea, Singapore and Taiwan.

   Total U.S. sales increased to 52% of total revenue in 2001, compared to 47% in 2000 and 42% in 1999 due to our new product introductions and increased selling efforts. Within the United States, direct sales increased to 49% of the total revenue in 2001 compared to 25% in 2000 and none in 1999 due to the increase in direct sales representatives. With our transition to a direct sales force, distributor sales in the United States decreased to 3% of total revenue in 2001 compared to 22% in 2000 and 42% in 1999.

   Sales revenue from Japan decreased to 17% in 2001 from 26% in 2000 due to a higher relative increase in sales in the United States, Europe, Africa and the Middle East. The increase of sales revenue in Japan to 26% in 2000 from 1% in 1999 was due to limited selling in Japan in 1999.

   Sales revenue from Europe, Africa and the Middle East increased to 20% of total revenue in 2001 from 12% in 2000 due to an increase in direct sales in the United Kingdom and a large multi-system sale in the first quarter of 2001. The decrease to 12% of total revenue from 27% in 1999 was due to a higher relative increase in sales in the United States and Japan.

   Sales revenue from Canada, South and Latin America and Asia (excluding Japan) decreased to 11% of total revenue in 2001 from 15% in 2000 and 30% in 1999 due to a higher relative increase in sales in the United States, Europe and Japan.

   We anticipate that sales revenue will increase in 2002 compared to prior years due to continued expansion of our direct selling efforts in the United States and Europe, introduction of new products and product features, and the overall expansion of market awareness and acceptance of our products. However, increased competition may impact the extent of the increase in our anticipated growth in sales revenue. We currently face competition from larger companies having greater financial and other resources that manufacture cart-based and portable ultrasound devices. Some of these competitors are introducing highly portable and hand-carried ultrasound products. Additionally, regulatory approval of our new products in Japan may experience delays, which could impact our anticipated sales revenue.

Gross margin

   Gross margin increased to 52% in 2001, compared to 42% in 2000 and 36% in 1999. The increase in gross margin in 2001 was primarily due to a combination of increased selling prices and manufacturing efficiencies. The increased selling prices resulted from an increase in the number of transducers and accessories sold with each system and an increase in the percentage of direct sales compared with distributor sales. Costs as a percentage of sales decreased in 2001 because costs on a per unit basis decreased as our production volumes increased. Cost of sales in 2000 was higher than in 1999 due to a schedule reduction fee paid to ATL, our contract manufacturer, when we brought manufacturing in-house in the fourth quarter. Bringing manufacturing in-house has resulted in an overall reduction in our per unit costs of manufacturing.

   The increase in gross margin in 2000 from 1999 is primarily due to the low sales level in 1999, which resulted in higher costs per unit due to the application of manufacturing overhead expenses over less volume. We believe our 2001 gross margin better represents the relationship of manufacturing costs to sales going forward. We expect gross margins in 2002 to be similar to the gross margin achieved at the end of 2001. Nevertheless, lower prices due to increased competition from existing and new competitors in the highly portable ultrasound device market would lower our gross margin. Included in our inventories are demonstration products, refurbished products and products held by our customers, which are valued by us at amounts expected to result in a normal margin upon sale. If market conditions change or the introduction of new products by us impacts the market for our previously released products, we may be required to write-down the cost of our inventory resulting in a negative impact on gross margins. Additionally, we rely on our sales forecasts to determine production volume. To the extent we overestimate our sales forecasts, we may produce excess inventory, which may result in an increase in our costs of goods sold and a decrease in our gross margin.

Operating expenses

   Research and development expenses were $12.7 million in 2001, compared to $11.8 million in 2000 and $14.5 million in 1999. Research and development expenses increased in 2001 primarily due to increased activities surrounding the final design, verification and validation of the PLUS platforms and related transducers and continued engineering design and development of new products, including the new ELITE system and its features, which were announced in February 2002.

   The decrease in 2000 research and development expenses compared to 1999 was primarily due to a reduction in design, verification, validation and prototype costs due to the completion and introduction of our initial product in 1999.

   We anticipate that research and development expenses will decrease in 2002 as compared to 2001 primarily due to a reduction in the product development costs associated with new products that are completed and introduced in 2002. However, should our competitors develop products with features that equal or exceed the features that exist in our products, we may incur higher than anticipated research and development costs in order to accelerate existing programs and compete more effectively.

   Sales and marketing expenses increased to $22.3 million in 2001, compared to $17.4 million in 2000 and $9.8 million in 1999. The increase in 2001 was primarily due to an increase in direct selling expenses in the United States and Europe. U.S. direct selling expenses increased by $3.2 million to $10.3 million, compared to $7.1 million in 2000. This increase was primarily due to costs associated with the increase in the number of sales representatives and sales management. Our expansion into Europe resulted in additional expenses in 2001 due to the addition of our direct selling operation. Offsetting these increases was a decrease in marketing expenses due to market research expenses incurred at the end of 2000 that were not incurred in 2001.

   The increase in 2000 sales and marketing expenses compared to 1999 was primarily due to our initial product release in September 1999 and subsequent product releases, resulting in increased marketing and selling costs to support both our product sales and market awareness.

   We anticipate that sales and marketing expenses will continue to increase in 2002 in the United States and Europe as we continue to expand our direct selling efforts in these markets. In the United States, we plan to add clinical applications specialists to provide demonstration and installation support to our sales representatives. In Europe, selling and marketing expenses will increase due to our expected expansion of direct selling activities in Germany, France and Spain.

   General and administrative expenses were $5.2 million in 2001, compared to $4.6 million in 2000 and $2.6 million in 1999. The increase in general and administrative expenses in 2001 compared to 2000 related primarily to legal expenses incurred to defend our intellectual property rights.

   The increase in general and administrative expenses in 2000 compared to 1999 primarily related to the costs of moving into larger facilities in June 2000, an increase in our allowance for doubtful accounts and our addition of personnel to support the rapid growth in the direct selling area.

   We anticipate that general and administrative expenses will increase in 2002 to support our continued growth in sales and distribution and our international expansion as well as the continued defense of our intellectual property rights. It is possible that we may incur additional unanticipated legal expenses as we continue to defend our patent rights in the existing patent litigation or any potential new litigation.

Other income (loss)

   For other income and loss, we reported a loss of $18,000 in 2001, compared to income of $1.5 million in 2000 and 1999. The decrease in 2001 compared to 2000 was primarily due to decreased interest income of $1.4 million as a result of our decreased average investment balance and lower interest rates. The increase in equity investment losses was the result of losses from our joint venture in China.

   Other income of $1.5 million in 2000 was level with 1999. The increase in interest income between 2000 and 1999 of approximately $878,000 was due to our higher average investment balance resulting from equity proceeds, excluding the exercise of stock options, of $76.7 million received in 1999. The increase in equity investment losses was primarily the result of losses from our joint venture in China and an affiliate that managed our direct sales force. At the end of 2000, we decided to discontinue contracting for our direct sales representatives and terminated this relationship and wrote off our investment in the affiliate.

Liquidity and Capital Resources

   Our cash and cash equivalents balance increased to $33.1 million at the end of 2001, compared to $11.1 million at the end of 2000 and $33.3 million at the end of 1999. Cash and cash equivalents were primarily invested in money market accounts in 2001. Cash, cash equivalents and short-term investment securities at year-end was $33.1 million for 2001, compared to $29.3 million for 2000 and $49.8 million for 1999. The increase in 2001 was primarily due to net proceeds of $23.1 million received from a private placement sale of common stock in August. The decrease in 2000 was primarily due to cash used in operations to fund inventory and our net loss.

   Operating activities used cash of $17.8 million in 2001, compared to $22.2 million in 2000 and $28.1 million in 1999. The 2001 decrease in cash used in operations as compared with 2000 was primarily due to a reduction in inventories, which related to our consumption of raw material that we obtained from ATL as part of the transfer of the manufacturing operations in-house, a reduction in our net loss and an increase in deferred liabilities resulting from extended service contracts. These items were partially offset by increases in accounts receivable due to significant sales volume in December 2001 as compared to the prior year and a reduction in accounts payable primarily related to payments to ATL for the raw material inventory noted above. The decrease in cash used in 2000 as compared to 1999 was primarily due to a reduction in accounts receivable and a reduction in our net loss, both of which are partially offset by increased inventory levels.

   Investing activities provided cash of $15.9 million in 2001, compared to cash used of $2.5 million in 2000 and $22.6 million in 1999. The cash provided in 2001 was primarily due to maturities of investment securities and was partially offset by the purchases of investment securities and property and equipment. Cash provided was used to fund our operations. The decrease in cash used in 2000 was primarily due to decreases in purchases of investment securities compared to 1999 as a result of decreased financing activities.

   We anticipate using cash to invest in high quality investment instruments in 2002, the extent of which will be dependent upon the interest rate environment during the year and the timing of cash flows from our operations during the year.

   Financing activities provided cash of $24.0 million in 2001, compared to $2.5 million in 2000 and $76.4 million in 1999. In August 2001, we received net proceeds of $23.1 million through the sale of 1,666,667 shares of our common stock. In November 1999, we raised net proceeds of $29.3 million through the sale of 1,250,000 shares of our common stock. In April 1999, we raised net proceeds of $35.4 million through the sale of 2,990,000 shares of our common stock. Additionally, in 1999, we received $12.0 million in contributed capital from ATL. There were no private or public sales of common stock by us in 2000 other than the exercise of employee stock options.

   We anticipate that cash used in operations will decrease in 2002 compared to 2001 primarily due to anticipated decreases in our net loss. This decrease will be dependent upon our ability to successfully sell our products, collect our receivables, control our inventories and manage our expenses.

   We believe that our existing cash and cash generated from operations will be sufficient to fund our operations and capital expenditure requirements for at least the next year. Nevertheless, we may experience an increased need for additional cash due to:

  . any adverse impact to our revenues or gross margins as a result of increased competition;

  . any delay or inability to collect accounts receivable timely as a result of continued or deteriorating global economic conditions;

  . a need to significantly increase our sales and marketing and research and development expenditures as a result of increased competition or new market opportunities; and
  . a need to significantly increase our sales and marketing expenditures as a result of our introduction of new products.

   Additionally, we have the following contractual obligations and commitments as of December 31, 2001:

                           Operating Leases Capital Leases Total
                           ---------------- -------------- -----
                                       (in thousands)
               2002.......      $  970           $159      $1,129
               2003.......       1,012            159       1,171
               2004.......       1,053             40       1,093
               2005.......       1,084            --        1,084
               2006.......       1,114            --        1,114
                Thereafter         557            --          557
                                ------           ---       ------
                                $5,790           $358      $6,148
                                ======           ====      ======

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

   As part of obtaining our lease for our current facility, we were required to deposit approximately $334,000, representing restricted cash with our bank, which is included in other long-term assets. Additionally, we are required to maintain a cash balance as security for, and in the same dollar amount as, letters of credit we were required to open for the benefit of one of our suppliers. At the end of 2001, the balance of this account was approximately $243,000 and it is included in other long-term assets.

New Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board (FASB), issued statement of Financial Accounting Standard No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that all business combinations be accounted for under a single method--the purchase method. Use of the pooling-of-interest method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the statement, which was adopted by us on January 1, 2002. The adoption of this statement is not expected to have an impact on our financial statements.

   In July 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it is incurred. The associated asset retirement costs must be capitalized as part of the carrying amount of the long-lived asset. The statement will be effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have an impact on our financial statements.

   In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Statement No. 144 retains many of the fundamental provisions of

Statement No. 121 and provides a single method of accounting for long-lived assets to be disposed of. We are required and plan to adopt the provisions of Statement No. 144 for the fiscal year beginning January 1, 2002. The adoption of this statement for long-lived assets held for use is not expected to have a material impact on our financial statements. The provisions of the statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential future effects that the adoption of this statement for assets held for sale or other disposal will have on our financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

   Our exposure to market risk, as it relates to changes in interest rates, is not considered to be significant due to the short-term nature of our investments currently. Nearly all funds are held in money market accounts. If we were to invest these funds, our investment policy requires us to invest in high quality, short-term instruments with companies rated A or better by Moody's or Standard and Poor's or commercial paper rated A-1 or P-1 or better.

   As of December 31, 2001, we held $33.1 million in cash and cash equivalents and had no investments in debt securities. As of December 31, 2000, we held $11.1 million in cash and cash equivalents and $18.2 million in short-term debt securities.

Foreign currency risk

   Except for sales transacted by our wholly owned subsidiaries in the United Kingdom, France and, beginning in 2002, Germany, and our joint venture in China, we transact all our sales in U.S. dollars (USDs); therefore, the obligations of our international customers are in USDs. Our exposure to risk from fluctuations in foreign currencies relates primarily to the strengthening of the USD against the local currency of our international customers, which may impact our ability to collect amounts owed by our international customers.

   As of December 31, 2001, 58% of our outstanding accounts receivable balance was from international customers. Our distributor in Japan was indebted to us for approximately $4.3 million, representing 28% of our outstanding accounts receivable balance. We regularly review our receivable position in foreign countries for any indication that collection may be at risk. A single customer in Argentina was indebted to us for $626,000 at December 31, 2001, for which an additional allowance of $188,000 was recorded in the fourth quarter of 2001 as a result of economic conditions in Argentina. In addition, we utilize letters of credit where they are warranted in order to mitigate our collection risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                SONOSITE, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                Page
                                                                                ----
Independent Auditors' Report...................................................  30
Consolidated Balance Sheets....................................................  31
Consolidated Statements of Operations..........................................  32
Consolidated Statements of Cash Flows..........................................  33
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)  34
Notes to the Consolidated Financial Statements.................................  35

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders,
SonoSite, Inc.

   We have audited the accompanying consolidated balance sheets of SonoSite, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows and shareholders' equity and comprehensive loss for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in
Item 14(a). These consolidated financial statements and the financial statement schedule are the responsibility of SonoSite, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SonoSite, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                 KPMG LLP

Seattle, Washington
February 14, 2002

                                SONOSITE, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                               As of December 31,
                                                                               ------------------
                                                                                 2001      2000
                                                                               --------  --------

                                                                                 (in thousands,
                                                                               except share data)
                                   ASSETS
Current Assets
   Cash and cash equivalents.................................................. $ 33,116  $ 11,067
   Short-term investment securities...........................................       --    18,218
   Accounts receivable, less allowance for doubtful accounts of $932 and $723.   14,003     7,303
   Inventories................................................................    8,299    12,325
   Prepaid expenses and other assets..........................................    1,017     1,400
                                                                               --------  --------
Total current assets..........................................................   56,435    50,313
Property and equipment, net...................................................    5,685     5,980
Receivable from affiliate.....................................................      188       880
Other assets..................................................................      870       851
                                                                               --------  --------
Total assets.................................................................. $ 63,178  $ 58,024
                                                                               ========  ========
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable........................................................... $  1,914  $  5,561
   Accrued expenses...........................................................    3,816     3,684
   Current portion of long-term obligations...................................      131       253
   Deferred revenue...........................................................    1,248       281
                                                                               --------  --------
Total current liabilities.....................................................    7,109     9,779
Deferred rent.................................................................      201       121
Long-term obligations, less current portion...................................      185       316
                                                                               --------  --------
Total liabilities.............................................................    7,495    10,216
                                                                               --------  --------

Commitments and contingencies

Shareholders' Equity
   Preferred stock, $1.00 par value...........................................
       Authorized shares--6,000,000...........................................
       Issued and outstanding shares--none....................................       --        --
   Common stock, $0.01 par value
       Shares authorized--50,000,000..........................................
       Issued and outstanding shares--
          As of December 31, 2001--11,363,231.................................
          As of December 31, 2000--9,551,596..................................      114        96
       Additional paid-in capital.............................................  133,470   109,195
       Accumulated deficit....................................................  (77,901)  (61,492)
       Accumulated other comprehensive income.................................       --         9
                                                                               --------  --------
Total shareholders' equity....................................................   55,683    47,808
                                                                               --------  --------
Total liabilities and shareholders' equity.................................... $ 63,178  $ 58,024
                                                                               ========  ========

        See accompanying notes to the consolidated financial statements

                                SONOSITE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except loss per share)

                                                                      For the Years Ended December 31,
                                                                      -------------------------------
                                                                        2001         2000      1999
                                                                      --------     --------  --------
Sales revenue........................................................ $ 45,695     $ 32,037  $ 10,185
Cost of sales revenue................................................   21,861       18,649     6,498
                                                                      --------     --------  --------
Gross margin on sales revenue........................................   23,834       13,388     3,687

Grant revenue........................................................       --           --       125

Operating expenses:
   Research and development..........................................   12,715       11,835    14,533
   Sales and marketing...............................................   22,312       17,371     9,767
   General and administrative........................................    5,198        4,647     2,637
                                                                      --------     --------  --------
Total operating expenses.............................................   40,225       33,853    26,937

Other income (loss):
   Interest income...................................................    1,123        2,478     1,600
   Interest expense..................................................     (175)        (155)     (117)
   Equity in (losses) earnings of affiliates.........................     (675)        (830)       30
   Other loss........................................................     (291)          --        --
                                                                      --------     --------  --------
Total other income (loss)............................................      (18)       1,493     1,513
                                                                      --------     --------  --------
Net loss............................................................. $(16,409)    $(18,972) $(21,612)
                                                                      ========     ========  ========
Basic and diluted net loss per share................................. $  (1.59)    $  (2.01) $  (3.08)
                                                                      ========     ========  ========
Weighted average common and potential common shares used in computing
  basic and diluted net loss per share...............................   10,300        9,418     7,025
                                                                      ========     ========  ========



        See accompanying notes to the consolidated financial statements

                                SONOSITE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                For the Years Ended December 31,
                                                                                -------------------------------
                                                                                  2001         2000      1999
                                                                                --------     --------  --------
Operating activities:
Net loss....................................................................... $(16,409)    $(18,972) $(21,612)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization...............................................    2,276        2,192     1,390
   Loss on disposition of plant and equipment..................................       --           84        --
   Loss on investments.........................................................      240           --        --
   Equity in losses (earnings) of affiliates...................................      675          830       (30)
   Amortization of premiums (discounts) on investment securities...............       --           26       (69)
   Amortization of deferred stock compensation.................................       --           29       197
Changes in operating assets and liabilities:
   Accounts receivable.........................................................   (6,700)         553    (7,857)
   Inventories.................................................................    4,026      (10,399)   (2,326)
   Receivable from affiliate...................................................      129         (480)     (400)
   Prepaid expenses and other assets...........................................      383         (223)     (872)
   Accounts payable............................................................   (3,647)       2,842     1,936
   Accrued expenses............................................................      132        1,200     1,360
   Deferred liabilities........................................................    1,047          110       213
                                                                                --------     --------  --------
Net cash used in operating activities..........................................  (17,848)     (22,208)  (28,070)
Investing activities:
   Purchase of investment securities...........................................   (2,624)     (49,919)  (64,844)
   Proceeds from maturities of investment securities...........................   20,593       51,490    45,095
   Investment in affiliate.....................................................       --         (500)       --
   Purchase of property and equipment..........................................   (1,981)      (2,892)   (2,856)
   Increase in other assets....................................................     (131)        (657)       (1)
                                                                                --------     --------  --------
Net cash provided by (used in) investing activities............................   15,857       (2,478)  (22,606)
Financing activities:
   Proceeds from sale of common shares.........................................   23,147           --    64,734
   Exercise of stock options...................................................    1,146        2,972       617
   Contributions from ATL......................................................       --           --    12,000
   New borrowings..............................................................       --          300        --
   Repayment of long-term obligations..........................................     (253)        (771)     (347)
   Decrease in bank overdraft..................................................       --           --      (602)
                                                                                --------     --------  --------
Net cash provided by financing activities......................................   24,040        2,501    76,402
Net change in cash.............................................................   22,049      (22,185)   25,726
Cash and cash equivalents at beginning of period...............................   11,067       33,252     7,526
                                                                                --------     --------  --------
Cash and cash equivalents at end of period..................................... $ 33,116     $ 11,067  $ 33,252
                                                                                ========     ========  ========
Supplemental disclosure of cash flow information:
   Cash paid for interest...................................................... $    175     $    155  $    116
                                                                                ========     ========  ========
Supplemental disclosure of non-cash investing and financing activities:
   Investment in affiliate made through inventory shipments.................... $     --     $     --  $    400
                                                                                ========     ========  ========
   Equipment acquired through long-term obligations............................       --     $    519  $     --
                                                                                ========     ========  ========

             See accompanying notes to the consolidated statements

                                SONOSITE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                         (in thousands, except shares)


                                                                                    Additional   Deferred
                                                                                     paid-in      stock     Accumulated
                                                                   Shares    Amount  capital   compensation   deficit
                                                                 ----------  ------ ---------- ------------ -----------
Balance at December 31, 1998....................................  4,872,193   $ 49   $ 40,784     $ (91)     $(20,908)

Net loss........................................................         --     --         --        --       (21,612)
Net unrealized loss on investment securities....................         --     --         --        --            --

Comprehensive loss..............................................
Sales of common shares, net of issuance costs of $5,386.........  4,240,000     42     64,692        --            --
Issuance of options/warrants to nonemployees....................         --     --        174      (174)           --
Exercise of stock options.......................................     98,418      1        616        --            --
Cancellation of restricted stock................................       (978)    --         --        --            --
Amortization of deferred stock compensation.....................         --     --         --       197            --
Cancellation of stock options to nonemployees...................         --     --        (39)       39            --
                                                                 ----------   ----   --------     -----      --------
Balance at December 31, 1999....................................  9,209,633     92    106,227       (29)      (42,520)

Net loss........................................................         --     --         --        --       (18,972)
Net unrealized gain on investment securities....................         --     --         --        --            --

Comprehensive loss..............................................
Exercise of warrants............................................      8,877     --         --        --            --
Exercise of stock options.......................................    334,126      4      2,968        --            --
Cancellation of restricted stock................................     (1,040)    --         --        --            --
Amortization of deferred stock compensation.....................         --     --         --        29            --
                                                                 ----------   ----   --------     -----      --------
Balance at December 31, 2000....................................  9,551,596     96    109,195        --       (61,492)

Net loss........................................................         --     --         --        --       (16,409)
Net unrealized loss on investment securities....................         --     --         --        --            --
Less reclassification adjustment for losses included in net loss         --     --         --        --            --

Comprehensive loss..............................................
Sales of common shares, net of issuance costs of $1,853.........  1,666,667     17     23,130        --            --
Exercise of stock options.......................................    145,009      1      1,145        --            --
Cancellation of restricted stock................................        (41)    --         --        --            --
                                                                 ----------   ----   --------     -----      --------
Balance at December 31, 2001.................................... 11,363,231   $114   $133,470     $  --      $(77,901)
                                                                 ==========   ====   ========     =====      ========

                                                                  Accumulated
                                                                     other         Total
                                                                 comprehensive shareholders'
                                                                 income (loss)    equity
                                                                 ------------- -------------
Balance at December 31, 1998....................................     $  --       $ 19,834

Net loss........................................................        --        (21,612)
Net unrealized loss on investment securities....................       (60)           (60)
                                                                                 --------
Comprehensive loss..............................................                  (21,672)
Sales of common shares, net of issuance costs of $5,386.........        --         64,734
Issuance of options/warrants to nonemployees....................        --             --
Exercise of stock options.......................................        --            617
Cancellation of restricted stock................................        --             --
Amortization of deferred stock compensation.....................        --            197
Cancellation of stock options to nonemployees...................        --             --
                                                                     -----       --------
Balance at December 31, 1999....................................       (60)        63,710

Net loss........................................................        --        (18,972)
Net unrealized gain on investment securities....................        69             69
                                                                                 --------
Comprehensive loss..............................................                  (18,903)
Exercise of warrants............................................        --             --
Exercise of stock options.......................................        --          2,972
Cancellation of restricted stock................................        --             --
Amortization of deferred stock compensation.....................        --             29
                                                                     -----       --------
Balance at December 31, 2000....................................         9         47,808

Net loss........................................................        --        (16,409)
Net unrealized loss on investment securities....................      (249)          (249)
Less reclassification adjustment for losses included in net loss       240            240
                                                                                 --------
Comprehensive loss..............................................                  (16,418)
Sales of common shares, net of issuance costs of $1,853.........        --         23,147
Exercise of stock options.......................................        --          1,146
Cancellation of restricted stock................................        --             --
                                                                     -----       --------
Balance at December 31, 2001....................................     $  --       $ 55,683
                                                                     =====       ========

        See accompanying notes to the consolidated financial statements

                                SONOSITE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Business Overview

   SonoSite commenced operations as a division of ATL Ultrasound, Inc., or ATL. We were formed to develop the design and specifications for a highly portable ultrasound device and other highly portable ultrasound products for diagnostic imaging in a multitude of clinical and field settings. On April 6, 1998 (the "Distribution Date"), we became an independent, publicly-owned company through a distribution of one new share of our stock for every three shares of ATL stock held as of that date. ATL retained no ownership in SonoSite following the spin-off.

   We finalized the development and began commercialization of our first products in 1999, recognizing our initial product sales revenue in September 1999. Continuing to develop and enhance our products in 2000, we introduced the SonoHeart system for cardiology and the high frequency SonoSite180 system. In April 2001, we announced the release of our SonoSite 180PLUS and SonoHeart PLUS systems, both of which include advanced imaging capabilities.

   Initially, we sold our products primarily through medical product distributors worldwide. In February 2000, we established a contract direct sales force focused exclusively on selling our products within the United States. In the first quarter of 2001, we elected to convert our contract selling force to direct employees and to expand the number of direct sales people domestically.

   Internationally, we address other large potential markets through our relationship with Olympus in Japan, our joint venture in China and dedicated distributors in other traditionally large ultrasound markets. During 2001, we established wholly owned subsidiaries, SonoSite, Ltd., in the United Kingdom, and SonoSite France SARL in France. Subsequent to December 31, 2001, we established a third wholly owned subsidiary, SonoSite GmbH in Germany. Each subsidiary is chartered to develop direct selling operations within their assigned territories.

2.  Summary of Significant Accounting Policies

Basis of presentation

   The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The condensed consolidated financial statements include the accounts of SonoSite, Inc., and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management must make estimates and make assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification of prior period balances

   Certain amounts reported in previous periods have been reclassified to conform to current period presentation.

Financial instruments

  Cash and cash equivalents

   Cash and cash equivalents consist of money market accounts with major U.S. banks and highly liquid debt instruments with original or remaining maturities at purchase of three months or less.

                                SONOSITE, INC.

  Investment securities

   Investment securities consist of high grade corporate debt. While our intent is to hold our securities until maturity, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive loss until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis.

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

  Accounts receivable

   In the ordinary course of business, we grant credit to a broad customer base. Of the accounts receivable balance at December 31, 2001, 58% and 42% were receivable from international and domestic parties, prior to any allowance for doubtful accounts, of which approximately $283,000 was included in other long-term assets. The same percentages as of December 31 2000 were 51% and 49% prior to any allowance for doubtful accounts, of which approximately $345,000 was included in other long-term assets.

   The following table presents individual customers whose outstanding receivable balance as a percentage of total trade receivables and/or revenue as a percentage of total sales revenue exceeded 10% as of December 31:

                                        Accounts
                                       Receivable Sales Revenue
                                       ---------  -------------
                                       2001  2000 2001 2000 1999
                                       ----  ---- ---- ---- ----
                 Japanese distributor.  28%        17%  26%
                 Brazilian distributor        11%
                 U.S. distributor.....                  14%  22%
                 U.S. distributor.....                       15%
                 Italian distributor..                       10%
                                        --    --   --   --   --
                 Totals...............  28%   11%  17%  40%  47%
                                        ==    ==   ==   ==   ==

   We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

  Inventories

   Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out method, or market. Included in our inventories balance are demonstration products used by our sales

                                SONOSITE, INC.

representatives and marketing department, and items that have been shipped to customers for which revenue recognition requirements have not been met including products whose title and custody have passed to the customer. Adjustments to cost are recorded for obsolete material, earlier generation products and used product held either as saleable inventory or as demonstration product if necessary to reduce their carrying values to amounts which will result in approximately normal profit margins upon sale. Inventory items for which title has passed to customers are evaluated for recoverability based on the same process we use to evaluate collection of accounts receivable. If market conditions are less favorable than those projected by management, additional downward inventory cost adjustments may be required.

  Property and equipment

   Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Maintenance and repair costs are expensed as incurred, with additions and improvements to property and equipment capitalized.

   Depreciation and amortization are calculated using the straight-line method over estimated useful lives as follows:

              Asset                     Estimated Useful Lives
              -----                     ----------------------
              Equipment, other than
                computer                5-7 years
              Software                  3 years
              Computer equipment        3-5 years
              Furniture and fixtures    5 years
              Leasehold improvements    Lesser of estimated
                                        useful life or expected
                                        remaininglease term

   The carrying value of long-lived assets is evaluated for impairment when events or changes in circumstances occur, which may indicate the carrying amount of the asset may not be recoverable. We evaluate the carrying value of the assets by comparing the estimated future cash flows generated from the use of the asset and its eventual disposition with the assets' reported net book value.

  Investment in and receivable from affiliates

   When we have investments in companies where we have the ability to exercise influence over operating and financial policies, these investments are accounted for under the equity method. Accordingly, our share in the net income or loss in these investees is included in other income or loss.

   We have a 40% ownership in a joint venture in China. Because our share of losses exceeded our initial investment balance, we have since recorded losses as a reduction to our receivable from this affiliate. Future adverse changes in market conditions or poor operating results of the underlying investee could result in losses or an inability to recover the carrying value of the receivable from affiliate, thereby possibly requiring an impairment charge in the future.

  Concentration of credit and supply risk

   Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and accounts receivable.

                                SONOSITE, INC.

   We depend on some single-source suppliers to provide highly specialized parts and other components. We do not intend to maintain significant inventories of components, and may experience an interruption of supply if a supplier is unable or unwilling to meet our time, quantity and quality requirements. There are relatively few alternative sources of supply for some of these items. An increase in demand for some parts by other companies in our industry could also interrupt our supply of components.

Revenue recognition

  Sales revenue

   We recognize sales revenue when a product is shipped under an agreement with a customer, risk of loss and title have passed to the customer and collection of any resulting receivable is reasonably assured. For service contracts, revenue is recognized over the term of the contract. Sales discounts are recorded as a reduction of revenue. Deferred revenue primarily represents unearned revenue from service contracts made under agreements with customers. Our typical warranty period is one year and is included with the original purchase of our ultrasound imaging devices. However, the customer can purchase a service contract from us to extend the original warranty period or enhance its coverage. We accrue charges for related product warranty expenses based upon estimated costs to repair or replace products sold. These expenses to date have not been significant.

  Grant Revenue

   Grant revenue consists of monies received under a United States Government Defense Advanced Research Projects Administrative (DARPA) grant. Grant revenue was recognized consistent with the terms of the DARPA grant and was generally tied to the achievement of technological milestones.

Research and development

   Research and development costs are expensed as incurred.

Advertising costs

   We expense costs for advertising and promotional activities as incurred. Advertising and promotional expenses for the years ended December 31, 2001, 2000 and 1999 were $4.3 million, $4.2 million and $3.8 million.

Income taxes

   Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards arising subsequent to the Distribution Date.

   Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount, if any, expected to be realized. Under certain provisions of the Internal Revenue Code of 1986, as amended, the availability of our net operating loss and tax credit carryforwards may be subject to limitation if it should be determined that there has been a change in ownership of more than 50%. Such determination could limit the utilization of net operating loss and tax credit carryforwards.

                                SONOSITE, INC.

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

Net loss per share

   Basic and diluted net loss per share was computed by dividing the net loss by the weighted average common shares outstanding exclusive of unvested restricted shares.

   As more fully described in Note 7, we have an Adjustment Plan, which includes options granted in connection with the spin-off distribution occurring on April 6, 1998. As part of this distribution, existing ATL option holders received one of our options for every six ATL options held. Outstanding options to purchase our shares, our unvested restricted shares issued by ATL and options issued by us were not included in the computations of diluted net loss per share because to do so would be antidilutive. As of December 31, 2001, our outstanding options and unvested restricted shares issued by ATL through the Distribution Date totaled 115,537 and 459 and outstanding options we issued totaled 2,505,651. As of December 31, 2000, our outstanding options and unvested restricted shares issued by ATL through the Distribution Date totaled 146,320 and 2,185 and outstanding options we issued totaled 2,153,926. As of December 31, 1999, our outstanding options and unvested restricted shares issued by ATL through the Distribution Date totaled 206,983 and 14,013 and outstanding options we issued totaled 1,905,652.

   The following is a reconciliation of the numerator and denominator of the basic loss per share calculations (in thousands, except loss per share):

                                                     2001                      2000                     1999
                                           ------------------------  -----------------------  -----------------------
                                             Loss    Shares   LPS      Loss    Shares  LPS      Loss    Shares  LPS
                                           --------  ------  ------  --------  ------ ------  --------  ------ ------
Weighted average shares outstanding.......           10,301                    9,426                    7,044
Weighted average unvested restricted stock               (1)                      (8)                     (19)
                                                     ------                    -----                    -----
Basic and diluted loss per share.......... $(16,409) 10,300  $(1.59) $(18,972) 9,418  $(2.01) $(21,612) 7,025  $(3.08)
                                           ========  ======  ======  ========  =====  ======  ========  =====  ======

Foreign Currency Translation

   The functional currencies of our international subsidiaries are the local currency of the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Net sales, costs and expenses of international operations are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from this process were immaterial in all periods presented. Realized and unrealized gains and losses on currency transactions were immaterial in all periods presented.

New Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board (FASB), issued statement of Financial Accounting Standard No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interest method is no longer permitted. Statement 141 requires that the purchase

                                SONOSITE, INC.

method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the statement, which will be adopted by us on January 1, 2002. The adoption of this statement is not expected to have an impact on our financial statements.

   In July, 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it is incurred. The associated asset retirement costs must be capitalized as part of the carrying amount of the long-lived asset. The statement will be effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have an impact on our financial statements.

   In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Statement No. 144 retains many of the fundamental provisions of Statement No. 121 and provides a single method of accounting for long-lived assets to be disposed of. We are required and plan to adopt the provisions of Statement No. 144 for the fiscal year beginning January 1, 2002. The adoption of this statement for long-lived assets held for use is not expected to have a material impact on our financial statements. The provisions of the statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential future effects that the adoption of this statement for assets held for sale or other disposal will have on our financial statements.

3.  Arrangements with ATL

   We entered into several agreements with ATL effective as of the Distribution Date. These agreements were negotiated between our chief executive officer and the chief executive officer of ATL. Both parties considered the terms of these agreements competitive with the cost of obtaining such rights and services in arm's-length negotiations with third parties. The following is a summary of the significant agreements:

  OEM Supply Agreement

   During 1999 and the first half of 2000, ATL produced many of our products, including our systems and most of our transducers. During the fourth quarter of 2000, we completed the transitioning of our manufacturing operations from ATL to our own facility. This included transferring equipment, personnel and inventory. As a result, ATL no longer manufactures products for us. We do not expect any further payments to be made to ATL as a result of this contract.

  Technology Transfer and License Agreement

   We entered into a technology transfer and license agreement with ATL. Under this agreement, we took ownership of certain ultrasound technology developed as part of the DARPA grant and also patent rights, which had been established or were being pursued for that technology.

   As part of this agreement, we also entered into a cross-license whereby we have the exclusive right to use technology existing on the Distribution Date or developed by ATL during the three-year period following the Distribution Date in ultrasound devices weighing 15 pounds or less, and ATL has the exclusive right to use our technology existing on the Distribution Date or developed by us during the same three-year period in ultrasound

                                SONOSITE, INC.

devices weighing more than 15 pounds. On April 6, 2003, this cross-license becomes nonexclusive and, except for the patented technology and registered software of each party, extends to all ultrasound devices regardless of weight.

   Our license from ATL bears a royalty equivalent to a percentage of the net sales of ultrasound products under fifteen pounds that use ATL technology. If prior to April 6, 2003, any single person or entity obtains, directly or indirectly, voting control of a majority of our common stock or the power to elect our entire board of directors, we will be required to pay $150 million to ATL. If at any time between April 6, 2003 and April 6, 2006, any single person or entity engaged in the medical diagnostic imaging business, other than through the sale or manufacture of our products, obtains, directly or indirectly, voting control of a majority of our common stock or the power to elect our entire board of directors, we will be required to pay $75 million to ATL. For the years ended December 31, 2001, 2000 and 1999, we incurred a royalty expense to ATL of $1.3 million, $908,000 and $297,000, which is included in cost of sales revenue.

   After this five-year period, each party's ongoing obligation with respect to the technology of the other will be to respect the patent and copyright rights of the other, although we will retain a license to use the previously licensed ATL technology in hand-carried systems and ATL will retain a license to use our previously licensed technology in full-size ultrasound systems.

4.  Cash, cash equivalents and investment securities

   The following table summarizes our cash, cash equivalents and investment securities at fair value (in thousands):


                                                        As of December 31,
                                                        ------------------
                                                          2001      2000
                                                         -------  -------
      Cash............................................. $ 2,305   $ 5,054
      Cash equivalents:
       Money market accounts...........................  30,811     3,026
       Commercial paper................................      --     2,987
                                                         -------  -------
      Total cash and cash equivalents.................. $33,116   $11,067
                                                         =======  =======
      Investment securities:
       Short-term corporate bonds (due within one year) $    --   $18,218
                                                         =======  =======

   The amortized cost, gross unrealized holding gains and losses and fair value of investment securities classified as available-for-sale securities as of December 31, 2000 were as follows (in thousands):


                   Gross unrealized Gross unrealized Gross unrealized  Fair
                    Amortized cost   holding gains    holding losses   value
                   ---------------- ---------------- ---------------- -------
   Corporate bonds     $18,209            $47              $38        $18,218

   Securities sold prior to maturity resulted in minimal realized gains or losses. Interest income, net of management fees, from securities for the years ended December 31, 2001, 2000 and 1999 was $0.9 million, $2.1 million and $1.1 million.

                                SONOSITE, INC.

5.  Financial statement detail as of and for the year ended December 31,

   Inventories consisted of the following (in thousands):

                                                           2001   2000
                                                          ------ -------
        Raw material..................................... $3,915 $ 4,257
        Finished goods...................................  4,384   8,068
                                                          ------ -------
        Total inventories................................ $8,299 $12,325
                                                          ====== =======

   At December 31, 2001, finished goods includes approximately $758 of inventory whose title had passed to the customer and for which revenue has not yet been recognized.

   Property and equipment consisted of the following (in thousands):

                                                         2001     2000
                                                        -------  -------
      Equipment, other than computer................... $ 4,293  $ 3,710
      Software.........................................   3,000    2,413
      Computer equipment...............................   2,539    2,003
      Furniture and fixtures...........................   1,077    1,001
      Leasehold improvements...........................     899      700
                                                        -------  -------
                                                         11,808    9,827
      Less accumulated depreciation and amortization...  (6,123)  (3,847)
                                                        -------  -------
      Total property and equipment..................... $ 5,685  $ 5,980
                                                        =======  =======

   Assets acquired under capital leases, included above (in thousands):

                                                          2001    2000
                                                          -----  ------
        Software......................................... $ 147  $  880
        Computer equipment...............................   372     372
        Equipment, other than computer...................    --      68
                                                          -----  ------
                                                            519   1,320
        Less accumulated amortization....................  (203)   (777)
                                                          -----  ------
        Total assets under capital lease................. $ 316  $  543
                                                          =====  ======


   Accrued expenses consisted of the following (in thousands):

                                                           2001   2000
                                                          ------ ------
        Payroll and related.............................. $1,853 $1,573
        Outside services.................................    909  1,272
        Warranty accrual.................................    281    326
        Royalties due....................................    424    186
        Other............................................    349    327
                                                          ------ ------
        Total accrued expenses........................... $3,816 $3,684
                                                          ====== ======

                                SONOSITE, INC.

6.  Investments in and receivables from affiliates

   In 1999, we made an initial capital contribution of $400,000 in the form of inventory into SonoSite China Limited (SonoSite China) for a 40% ownership interest. We account for this investment under the equity method of accounting. Receivables from affiliate represents the outstanding amount owed to us by SonoSite China for purchases of inventory less our equity losses in earnings of SonoSite China that exceed our initial capital contribution. SonoSite China has a net deficiency in equity. From the date the deficiency occurred, we have recorded 100% of the losses in SonoSite China and will continue to do so until our net investment balance is zero. As of December 31, 2001, our net investment balance in SonoSite China was $188,000.

   For the years ended December 31, 2001, 2000 and 1999, we recognized sales revenue to SonoSite China in the amount of $303,000, $298,000 and $772,000.

   During 2000, we invested $500,000 for a 19.9% common stock investment in a company from which we were also contracting for direct sales services. We used the equity method of accounting for this investment. In the fourth quarter of 2000, we decided to terminate our business relationship with this affiliate when we decided to discontinue the direct sales contract and hire the contractors as employees in early 2001. We then accelerated our amortization of excess acquisition cost of $475,000 to fully amortize the remaining balance in the fourth quarter of 2000 when we made this decision. We paid $1.0 million in 2001 for contract direct sales service expenses and fees to transfer their direct sales representative to us. We paid them $3.4 million in 2000 for contract direct sales services. We maintain the 19.9% ownership in the entity, but have no net investment balance in the affiliate as the losses exceeded our initial cash contribution.

7.  Shareholders' equity

  Stock option plans

   As of December 31, 2001, we had the following stock compensation plans: the 1998 Nonofficer Employee Stock Option Plan ("1998 NOE Plan"), the 1998 Option, Stock Appreciation Right, Restricted Stock, Stock Grant and Performance Unit Plan ("1998 Plan"), the Nonemployee Director Stock Option Plan ("Director Plan"), the Management Incentive Compensation Plan ("MIC Plan"), and the Adjustment Plan. Additionally, in 2000, we granted 95,000 options outside of these plans to corporate officers, which are included within the information presented herein and contain similar provisions to our 1998 Plan. We account for stock options under provisions of APB 25 and therefore, to the extent the fair value of the underlying stock is equal to or less than the exercise price on the measurement date, no compensation expense is recognized for employee stock option grants.

   If we accounted for the costs relating to all option grants under the provisions of SFAS 123, our net loss and net loss per share would have been the following pro forma amounts (in thousands, except per share data):


                                              2001      2000      1999
                                            --------  --------  --------
      Net loss:
         As reported....................... $(16,409) $(18,972) $(21,612)
         Pro forma......................... $(23,549) $(24,601) $(26,962)
      Basic and diluted net loss per share:
         As reported....................... $  (1.59) $  (2.01) $  (3.08)
         Pro forma......................... $  (2.29) $  (2.61) $  (3.84)

   Pro forma compensation expense is recognized for the fair value of each option estimated on the date of grant using the Black-Scholes multiple option pricing model. The following assumptions were used for option

                                SONOSITE, INC.

grants in 2001, 2000 and 1999: expected volatility 63%, 63% and 61%; risk-free interest rates 4.5%, 4.9% and 6.4%; expected terms of 6.5, 6.5, and 5.0 years; and zero dividend yield.

   Under the 1998 NOE Plan, 1998 Plan, MIC Plan and option grants outside our stock option plans, as of December 31, 2001, 2,760,313 total shares of common stock were authorized primarily for issuance upon exercise of stock options at prices equal to the fair market value of our common shares at the date of grant. As of December 31, 2001, 369,662 shares were available for grant under these stock option plans. In most cases, stock options are exercisable at 25% each year over a four-year vesting period and have a ten-year term from the grant date. However, provisions for 377,000 options granted in 1999 allowed for potential early vesting to occur upon the achievement of certain financial targets in 1999 and 2000. In 1999, these financial targets were met and, as a result, 188,500 options vested effective February 2000. These targets were not met in 2000 and therefore the unvested portion, 188,500 options, vest four years from their date of grant.

   Under the Director Plan, as of December 31, 2001, 115,000 shares of common stock were authorized for issuance of stock options at prices equal to the fair market value of our common shares at the date of grant. At December 31, 2001, there were no shares available for grant under this Plan. Stock options are exercisable and vest in full one year following their grant date provided the optionee has continued to serve as our director. Each option expires on the earlier of ten years from the grant date or 90 days following the termination of a director's service as our director.

   We also have an Adjustment Plan, which includes options granted in connection with the dividend distribution occurring on April 6, 1998. As part of this distribution, existing ATL option holders received one of our options for every six ATL options held. There was no change to the intrinsic value of the option grant, ratio of exercise price to market value, vesting provisions or option period as a result of the distribution. As of December 31, 2001, 115,537 shares of common stock were authorized primarily for issuance upon exercise of stock options at prices equal to the fair market value of our common shares at the date of grant.

   Prior to the Distribution Date, we had no stock option plans specifically identified as our plans. All stock options granted through that date were part of ATL option plans.

   Also as part of the distribution, restricted shares totaling 459 and 2,185, as determined using the exchange ratio of one of our restricted shares for every three ATL restricted shares, were outstanding as of December 31, 2001 and 2000.

                                SONOSITE, INC.

  Summary of stock option activity

   The following table presents summary stock option activity for the years ended December 31 (shares presented in thousands):

                                                           2001            2000            1999
                                                      --------------- --------------- ---------------
                                                             Weighted        Weighted        Weighted
                                                             average         average         average
                                                             exercise        exercise        exercise
                                                      Shares  price   Shares  price   Shares  price
                                                      ------ -------- ------ -------- ------ --------
Outstanding, beginning of year....................... 2,300   $13.50  2,113   $10.04  1,548   $ 6.95
Non-Adjustment Plan grants...........................   725   $16.10    778   $20.86    759   $15.86
Exercised............................................  (145)  $ 7.70   (334)  $ 9.45    (98)  $ 6.27
Cancelled............................................  (259)  $13.91   (257)  $12.65    (96)  $10.25
                                                      -----   ------  -----   ------  -----   ------
Outstanding, end of year............................. 2,621   $14.49  2,300   $13.50  2,113   $10.04
                                                      =====   ======  =====   ======  =====   ======
Exercisable, end of year............................. 1,026   $11.78    760   $ 9.00    501   $ 6.38
                                                      =====   ======  =====   ======  =====   ======
Weighted average fair value of options granted during
  the period.........................................         $11.45          $15.04          $10.73
                                                              ======          ======          ======


   The following is a summary of stock options outstanding (shares presented in thousands):

                                Options outstanding        Options exercisable
                          -------------------------------- --------------------
                                       Weighted
                                        average   Weighted             Weighted
                                       remaining  average              average
                            Number    Contractual exercise   Number    exercise
 Range of exercise prices outstanding    life      price   exercisable  price
 ------------------------ ----------- ----------- -------- ----------- --------
     $ 1.64 - $ 6.94.....      755       6.01      $ 6.63       584     $ 6.56
     $ 6.97 - $12.88.....      539       8.08      $11.98       156     $11.07
     $12.97 - $14.57.....      477       8.98      $14.40        23     $13.96
     $14.96 - $23.96.....      448       8.52      $17.89       117     $16.24
     $24.27 - $34.97.....      402       8.43      $28.97       146     $29.57
                             -----       ----      ------     -----     ------
                             2,621       7.77      $14.49     1,026     $11.78
                             =====       ====      ======     =====     ======

  Stock purchase rights

   On April 6, 1998, we and First Chicago Trust Company of New York ("First Chicago") entered into a Rights Agreement. The Rights Agreement was subsequently amended on October 24, 2001 to reflect that EquiServe Trust Company, N.A. had succeeded First Chicago as the rights agent. The Rights Agreement has certain anti-takeover provisions, which will cause substantial dilution to a person or group that attempts to acquire us; however, it will not interfere with any merger or other business combination approved by our board of directors.

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

                                SONOSITE, INC.

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

   In connection with the sale of common stock described below under "Financing," the Rights Agreement was amended on August 8, 2001. The amendment provided an exemption to one of the acquirers of the common stock from the 15% ownership threshold described above, provided that the acquirer is the beneficial owner of less than 20% of our common stock.

  Warrants

   In 1999, we issued 15,000 warrants to nonemployee consultants in connection with marketing work performed. These warrants had exercise prices of $11.44 and vested one year from their date of grant. During 2000, all these warrants were exercised through a cashless exercise, which resulted in the issuance of 8,877 shares of common stock. As of December 31, 2001, no warrants were outstanding.

8.  Financing

   In August 2001, we sold 1,666,667 shares of common stock at a price of $15.00 per share to selected institutional and other accredited investors. Net proceeds from this private placement were $23.1 million. In November 1999, we raised net proceeds of $29.3 million through the sale of 1,250,000 shares of our common stock. In April 1999, we raised net proceeds of $35.4 million through the sale of 2,990,000 shares of our common stock. Additionally, in 1999, we received $12.0 million in contributed capital from ATL.

9.  Income taxes

   For income tax purposes, our results through the Distribution Date were included in the consolidated federal income tax return of ATL and, accordingly, the net operating loss generated prior to the Distribution Date will not be available to us for use in periods subsequent to the Distribution Date. During the period from the Distribution Date through December 31, 2001, we accumulated a net operating loss carryforward of approximately $68.0 million and research and experimentation tax credit carryforwards of approximately $1.9 million. This carryforward begins expiring in 2018 and will be fully expired in 2021. Approximately $5.0 million of the net operating loss carryforward results from stock option deductions which, when and if realized, would result in a credit to shareholders' equity.

   Because we incurred losses since inception, a valuation allowance entirely offsetting deferred tax assets has been established, thereby eliminating any deferred tax benefit. The increase in the valuation allowance of $6.9 million in 2001, $7.7 million in 2000, and $8.1 million in 1999 is primarily the result of increasing net operating loss carryforwards.

                                SONOSITE, INC.

   The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31 are as follows (in thousands):

                                                          2001      2000
                                                        --------  --------
     Deferred tax assets:
       Domestic net operating loss carryforwards....... $ 23,052  $ 17,961
       International net operating loss carryforwards..      165        --
       Research and experimentation tax credit
        carryforwards..................................    1,921       844
       Allowances and accruals not recognized for tax
        purposes.......................................      620       376
       Other...........................................      539       420
                                                        --------  --------
     Gross deferred tax assets.........................   26,297    19,601
     Valuation allowance...............................  (26,297)  (19,414)
                                                        --------  --------
                                                              --       187
     Deferred tax liabilities:
       Depreciation....................................       --      (187)
                                                        --------  --------
     Net deferred tax assets........................... $     --  $     --
                                                        ========  ========

10.  Employee Benefit Plan

  401(k) Retirement Savings Plan

   All our employees in the United States are eligible to participate in our 401(k) Plan. Terms of the 401(k) Plan permit an employee to contribute up to a maximum of 16% of an employee's annual compensation on a post-tax or pretax basis, up to the maximum permissible by the Internal Revenue Service (IRS) during any plan year. Contributions exceeding the IRS limitation may be made only on a post-tax basis. We match each employee's contribution in increments equivalent to 100% for the first 3% and 50% for the second 3% of the employee's contribution percentage. In 2001, 2000 and 1999, we contributed $540,000, $369,000 and $207,000 in matching contributions to the 401(k) Plan in accordance with the plan's terms. Employees immediately vest in the contributions the employee makes. Vesting in our contribution on behalf of the employee occurs at equal increments at the end of each year of the first five years of an employee's service with us.

11.  Commitments and contingencies

  Operating leases

   We currently lease office and manufacturing space under operating leases. As of December 31, 2001, future minimum lease payments are as follows (in thousands):

            2002............................................. $  970
            2003.............................................  1,012
            2004.............................................  1,053
            2005.............................................  1,084
            2006.............................................  1,114
            Thereafter.......................................    557
                                                              ------
                                                              $5,790
                                                              ======

   Rent expense for the years ended December 31, 2001, 2000, and 1999 was $1.0 million, $730,000 and $329,000.

                                SONOSITE, INC.

  Capital lease obligations

   We entered into certain long-term obligations to finance the purchase of capital equipment as part of our normal business operations. Original terms of the obligations range from 18 to 48 months and have imputed interest rates ranging between 10% and 15%. Obligations are secured by underlying assets. The following is a summary of the capital lease obligations and the related future minimum payments as of December 31, 2001 (in thousands):

           2002............................................... $ 159
           2003...............................................   159
           2004...............................................    40
                                                               -----
           Total lease payments...............................   358
           Less amount representing interest..................   (42)
                                                               -----
           Present value of net minimum capital lease payments   316
           Less current portion...............................  (131)
                                                               -----
           Long-term obligations, excluding current portion... $ 185
                                                               =====

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

   As part of obtaining our lease for our current facility, we were required to deposit approximately $334,000, representing restricted cash with our bank, which is included in other long-term assets. Additionally, we are required to maintain a cash balance as security for letters of credit we were required to open for the benefit of one of our suppliers. At the end of 2001, the balance of this account was approximately $243,000 and is included in other long-term assets.

   We entered into several corporate purchasing agreements, including AmeriNet Inc., Kaiser Permanente, Novation LLC, Broadlane, Inc. and Premier Inc. These agreements include clauses for administration fees, service agreements, favorable pricing, preferential availability and notification periods. We recorded expenses related to these agreements of approximately $236,000 in 2001, $22,000 in 2000 and none in 1999.

  Contingencies

   We have obtained approval from the United States Food and Drug Administration (FDA) to sell and distribute our product domestically. However, we cannot assure you that the FDA will approve future product submissions by us. Additionally, international sales and distribution are dependent upon our obtaining approval of certain foreign regulatory agencies. We have obtained approval from many of these agencies; however, we cannot assure you that we will obtain approval from other foreign regulatory agencies from which we seek approval in the future, on a timely basis, or if at all.

   On July 24, 2001, Neutrino Development Corporation filed a complaint against us in U.S. District Court, Southern District of Texas, Houston Division, alleging infringement of U.S. Patent 6,221,021 by SonoSite as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180 PLUS, SonoHeart and SonoHeart

                                SONOSITE, INC.

PLUS devices. The complaint asserts claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorney's fees and costs, and pre- and post-judgment interest. On August 14, 2001, we filed an answer asserting alternative defenses of non-infringement and patent invalidity, and including a counterclaim seeking a declaratory judgment of non-infringement and invalidity regarding Neutrino's patent. On October 4, 2001, the court denied a request by Neutrino for preliminary injunctive relief to prevent us from manufacturing and selling our products pending the ultimate disposition of the litigation. On February 20, 2002, in what is known as a "Markman" hearing, the parties will present their arguments regarding the proper construction of Neutrino's patent claims. We believe we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in this matter.

12.  Segment reporting

   We currently have one operating segment. We market our products in the United States and internationally through our direct sales force and our indirect distribution channels. Our chief operating decision maker evaluates resource allocation decisions and our performance based upon revenue recorded in geographic regions and does not receive financial information about expense allocation on a disaggregated basis. Geographic regions are determined by the shipping destination. Sales revenues by geographic location and segregated between distributor and direct sales in the United States for the years ended December 31 are as follows (in thousands):

                                                      2001    2000    1999
                                                     ------- ------- -------
   United States direct sales....................... $22,220 $ 8,044 $    --
   United States distributor........................   1,604   7,130   4,254
                                                     ------- ------- -------
   Total United States..............................  23,824  15,174   4,254
   Japan............................................   7,768   8,307     131
   Other Asia (a)...................................   2,079   2,094   2,140
   Europe, Africa and the Middle East...............   9,088   3,767   2,730
   Canada, South and Latin America..................   2,936   2,242     718
   Other areas......................................      --     453     212
                                                     ------- ------- -------
   Total sales revenue.............................. $45,695 $32,037 $10,185
                                                     ------- ------- -------

--------
(a) Other Asia includes China, India, Korea, Singapore and Taiwan.

13.  Subsequent Event

   On February 13, 2002, our board of directors authorized the filing of a registration statement with the SEC as part of our plan to raise additional capital.

                                SONOSITE, INC.

14.  Quarterly results--unaudited


                                                                    For the three months ended,
                                                             -----------------------------------------
                                                             March 31 June 30  September 30 December 31
                                                             -------- -------  ------------ -----------
                                                              (in thousands, except per share amounts)
2001:
   Sales revenue............................................ $ 8,163  $10,283    $11,911      $15,338
   Cost of sales revenue....................................   4,866    5,325      5,167        6,503
                                                             -------  -------    -------      -------
   Gross margin.............................................   3,297    4,958      6,744        8,835
   Operating expenses.......................................  10,217    9,711      9,377       10,920
   Other income (loss)......................................     195     (280)       369         (302)
                                                             -------  -------    -------      -------
   Net loss................................................. $(6,725) $(5,033)   $(2,264)     $(2,387)
                                                             =======  =======    =======      =======
   Basic and diluted net loss per share..................... $ (0.70) $ (0.52)   $ (0.21)     $ (0.21)
                                                             =======  =======    =======      =======
   Shares used in computation of basic and diluted net loss
     per share..............................................   9,567    9,623     10,629       11,358
                                                             =======  =======    =======      =======
2000:
   Sales revenue............................................ $ 7,985  $ 9,034    $ 8,311      $ 6,707
   Cost of sales revenue....................................   4,623    4,974      4,674        4,378
                                                             -------  -------    -------      -------
   Gross margin.............................................   3,362    4,060      3,637        2,329
   Operating expenses.......................................   7,215    7,545      8,711       10,382
   Other income (loss)......................................     609      568        494         (178)
                                                             -------  -------    -------      -------
   Net loss................................................. $(3,244) $(2,917)   $(4,580)     $(8,231)
                                                             =======  =======    =======      =======
   Basic and diluted net loss per share..................... $ (0.35) $ (0.31)   $ (0.49)     $ (0.86)
                                                             =======  =======    =======      =======
   Shares used in computation of basic and diluted net loss
     per share..............................................   9,225    9,284      9,426        9,519
                                                             =======  =======    =======      =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

   The following table sets forth the name and age of each director, the positions and offices held by the nominee with us and the period during which he has served.

                                                                                                      Director
                      Name                        Age       Positions and Offices with SonoSite        Since
                      ----                        ---       -----------------------------------       --------
Kirby L. Cramer.................................. 65  Chairman of the Board of Directors                1998
Kevin M. Goodwin................................. 44  President, Chief Executive Officer and Director   1998
Edward V. Fritzky................................ 51  Director                                          1998
Steven R. Goldstein, M.D......................... 51  Director                                          1998
Ernest Mario, Ph.D............................... 64  Director                                          1999
William G. Parzybok, Jr.......................... 59  Director                                          1998
Jeffrey Pfeffer, Ph.D............................ 55  Director                                          1998
Dennis A. Sarti, M.D............................. 59  Director                                          1998
Richard S. Schneider, Ph.D....................... 61  Director                                          2001
Jacques Souquet, Ph.D............................ 54  Director                                          1998

   Kirby L. Cramer has served as our Chairman of the board of directors since April 1998. Since 1991, Mr. Cramer has served as Chairman Emeritus of Hazelton Laboratories Corporation, a contract biological and chemical research laboratory, which was acquired by Corning Inc. in 1987. Since 1993, he also has served as Chairman of Northwestern Trust Company, a wealth management company. From 1968 to 1987, Mr. Cramer served as Chief Executive Officer of Hazelton Laboratories Corporation. In addition to the above, Mr. Cramer is a member of the boards of directors of Immunex Corporation, a biotechnology company, DJ Orthopedics Corporation, an orthopedic device company, Life Sciences Research, Inc., a contract clinical testing laboratory, The Commerce Bank of Washington, N.A., Landec Corporation, a material science company, and Array Biopharma, a biopharmaceutical company. Mr. Cramer holds a B.A. degree from Northwestern University and a M.B.A. degree from the University of Washington and is a graduate of the Harvard Business School's Advanced Management Program.

   Kevin M. Goodwin has served as our President, Chief Executive Officer and a director since April 1998. From February 1997 to April 1998, Mr. Goodwin served as Vice President and General Manager of ATL Ultrasound, Inc.'s handheld systems business group. From August 1991 to February 1997, Mr. Goodwin served as Vice President and General Manager of ATL Ultrasound's businesses in Asia, the Pacific and Latin America. From 1987 to August 1991, Mr. Goodwin served in a variety of sales positions at ATL Ultrasound. From 1980 to 1987, Mr. Goodwin served in various management positions with American Hospital Supply, Picker International, and Baxter Healthcare Corporation, all medical equipment and supply distributors. Mr. Goodwin holds a B.A. degree from Monmouth College, with an emphasis on hospital management, and attended the Executive Program at the Stanford Graduate School of Business.

   Edward V. Fritzky has served as a director of SonoSite since April 1998. Mr. Fritzky has served as Chairman of the board and Chief Executive Officer of Immunex Corporation, a biotechnology company, since January 1994. From 1992 to 1994, he served as President of Lederle Laboratories, a division of American Cyanamid Company, a pharmaceutical and chemical company. Mr. Fritzky was Vice President of Lederle Laboratories from 1989 to 1992. Prior to joining Lederle Laboratories, he was an executive at Searle Pharmaceuticals, Inc., a subsidiary of the Monsanto Company, a pharmaceutical and chemical company. During his tenure at Searle, Mr. Fritzky was Vice President, Marketing for the United States and later President and General Manager of Searle Canada, Inc., a joint venture with Lorex Pharmaceuticals. Mr. Fritzky also serves on the board of directors of Geron Corporation, a biopharmaceutical company. Mr. Fritzky holds a B.A. degree from Duquesne University and is a graduate of the Advanced Executive Program at the J.L. Kellogg Graduate School of Management at Northwestern University.

   Steven R. Goldstein, M.D. has served as a director of SonoSite since April 1998. Since 1995, he has served as Professor of Obstetrics and Gynecology at New York University School of Medicine. Since July 1980, Dr. Goldstein has held various positions as a doctor of Obstetrics and Gynecology at New York University Medical Center, serving as Director of Gynecological Ultrasound since 1994, and as Co-Director of Bone Densitometry for the Department of Obstetrics and Gynecology since 1997. Dr. Goldstein holds an M.D. degree from New York University School of Medicine and completed his residency in Obstetrics and Gynecology at New York University-affiliated hospitals in 1980.

   Ernest Mario, Ph.D. has served as a director of SonoSite since December 1999. Dr. Mario serves as Chairman and Chief Executive Officer of Apothogen, Inc., a pharmaceutical company. Prior to joining Apothogen in 2002, Dr. Mario served as Chairman of the board and Chief Executive Officer of ALZA Corporation, a manufacturer of therapeutic drug delivery systems. Prior to joining ALZA, Dr. Mario served as Chief Executive of Glaxo Holdings plc, a pharmaceutical corporation, from May 1989 to March 1993, and as Deputy Chairman from January 1992 to March 1993. Prior to that time, Dr. Mario served as Chairman and Chief Executive Officer of Glaxo, Inc., a subsidiary of Glaxo Holdings, from 1988 to 1989 and as President and Chief Operating Officer of Glaxo, Inc. from 1986 to 1988. Dr. Mario is also a director of Catalytica Energy Systems, Inc., a biotechnology company, Orchid Biosciences, Inc., a biotechnology company, COR Therapeutics, Inc., a cardio-therapeutics company, and Pharmaceutical Product Development, Inc., a pharmaceutical product company. Dr. Mario holds a B.S. from Rutgers University and M.S. and Ph.D. degrees in physical sciences from the University of Rhode Island. He is an adjunct professor of pharmacy at the University of Rhode Island, and holds honorary doctorates from the University of Rhode Island and Rutgers University.

   William G. Parzybok, Jr. has served as a director of SonoSite since May 1998. From February 1991 to July 1998, Mr. Parzybok was Chairman of the board and Chief Executive Officer of Fluke Corporation, a manufacturer of electronic test and measurement instruments. From 1988 to 1991, he served as Vice President and General Manager of various groups of Hewlett-Packard Company, a computer hardware and instrument manufacturer. Mr. Parzybok is a director of Penford Corporation, a specialty chemical company, and WRQ, Inc., a software company. Mr. Parzybok holds B.S. and M.S. degrees from Colorado State University.

   Jeffrey Pfeffer, Ph.D. has served as a director of SonoSite since April 1998. He is the Thomas D. Dee II Professor of Organizational Behavior at the Graduate School of Business at Stanford University, where he has been a faculty member since 1979. He also served on the faculty at the University of Illinois and the University of California at Berkeley and served as the Thomas Henry Carroll-Ford Foundation Visiting Professor of Business Administration at Harvard Business School. Dr. Pfeffer is a member of the boards of directors of Portola Packaging, Inc., a plastic closure manufacturer, Actify, Inc., a three-dimensional software company, Audible Magic Corporation, an internet software company, and Unicru, Inc., an application service provider of hiring management systems. Dr. Pfeffer holds B.S. and M.S. degrees from Carnegie Mellon University and a Ph.D. from Stanford University.

   Dennis A. Sarti, M.D. has served as a director of SonoSite since July 1998. Since December 2001, Dr. Sarti, a radiologist, has served as Medical Director of Beverly Radiology Medical Group. From October 1993 to November 2000, Dr. Sarti served as Chairman of the Department of Medical Imaging at St. John's Health Center in Santa Monica, California. Since April 1994, he has also served as director of the Technology Steering Committee for St. John's Health Center. From July 1978 to July 1986, Dr. Sarti served as the Director of Diagnostic Ultrasound at the UCLA School of Medicine. Dr. Sarti holds a B.S. degree from St. Vincent's College and an M.D. degree from the University of Pittsburgh School of Medicine.

   Richard S. Schneider, Ph.D. has served as director of SonoSite since April 2001. From October 1990 until his retirement in June 1999, Dr. Schneider was general partner of Domain Associates in Princeton, New Jersey, a venture capital management firm focused on life sciences. From April 1986 to July 1990, he served as Vice

President of 3i Ventures Corporation, a venture capital company. From June 1983 to December 1989, he served as President of Biomedical Consulting Associates, a biomedical products consulting company. From 1967 to June 1983, he was Vice President and founder of Syva Corporation, a diagnostics company that was part of Syntex Corporation, a pharmaceutical company. Dr. Schneider is a member of the boards of directors of Landec Corporation, a material science company, Selective Genetics Inc., a gene therapy company, and MitoKor, a mitochondrial sciences company. Dr. Schneider holds a B.S. degree in chemistry from the University of California, Berkeley and a Ph.D. degree in organic chemistry from the University of Wisconsin. Dr. Schneider also completed post-doctoral studies at the Massachusetts Institute of Technology and attended the Stanford Graduate School of Business.

   Jacques Souquet, Ph.D. has served as a director of SonoSite since April 1998. Dr. Souquet has served as Chief Technology Officer of Philips Medical Systems since January 2001. From June 1993 to December 2000, Dr. Souquet served as Chief Technology Officer and Senior Vice President for Product Generation at ATL Ultrasound, which was acquired by Philips Medical Systems in September 1998. From March 1989 to June 1993, Dr. Souquet served as Director of Strategic Marketing and Product Planning and Vice President for Product Generation of ATL Ultrasound. He joined ATL Ultrasound in August 1981 as a principal scientist in the cardiology division. Dr. Souquet received a High Engineering Degree from Ecole Superieure d'Electricite of Paris, France, a Ph.D. degree from Orsay University of France in the field of optical memory, and a second Ph.D. degree from Stanford University in the field of new acoustic imaging techniques for medical ultrasound applications and nondestructive testing.

Director Compensation

   Directors who are employees of SonoSite do not receive any fee for their services as directors. Directors who are not employees of SonoSite are paid an annual retainer of $16,000 plus $1,000 for each sequence of board of directors and committee meetings attended. Any nonemployee director serving as Chairman of the board is paid an additional $75,000 per year. We also reimburse directors for reasonable expenses they incur in attending meetings of the board.

   Directors are eligible to receive options to purchase shares of our common stock under our Nonemployee Director Stock Option Plan and our 1998 Option, Stock Appreciation Right, Restricted Stock, Stock Grant and Performance Unit Plan, or 1998 Plan. Under these plans, we established a program under which each nonemployee director automatically receives an option to purchase 10,000 shares of our common stock on the date of his or her initial election or appointment as director. Each nonemployee director thereafter receives an option to purchase 5,000 shares of our common stock immediately following the next year's annual meeting of shareholders and each annual meeting of shareholders thereafter for as long as the director serves on our board. In lieu of these grants, a nonemployee director elected as Chairman of our board will receive, upon his or her initial election to this position, an option to purchase 25,000 shares of our common stock. The Chairman will thereafter automatically receive an option to purchase 10,000 shares of our common stock immediately following the next year's annual meeting of shareholders and each annual meeting of shareholders thereafter. All options have an exercise price equal to the fair market value of the common stock on the date of grant. Options vest in full and become exercisable 12 months after the date of grant, assuming a director's continued service on our board during this time. Options expire on the tenth anniversary of the date of grant, subject to earlier termination if a director ceases to be a director. Immediately prior to a merger, consolidation, liquidation or similar reorganization of SonoSite, an option granted under these plans may be exercised in whole or in part, regardless of whether the vesting schedule for the options has been satisfied.

Executive Officers

   Our executive officers and their ages as of December 31, 2001, are as follows:

                                                                                                                      Officer
                      Name                        Age                            Positions                             Since
                      ----                        ---                            ---------                            -------
Kevin M. Goodwin................................. 44  President, Chief Executive Officer and Director                  1998
Bradley G. Garrett............................... 51  Chief Customer Fulfillment Officer                               2000
Jens U. Quistgaard, Ph.D......................... 38  Chief Product and Marketing Officer                              1998
Michael J. Schuh................................. 41  Vice President - Finance, Chief Financial Officer and Secretary  2000


   Kevin M. Goodwin biographical summary included under "Directors."

   Bradley G. Garrett has served as our Chief Customer Fulfillment Officer since October 2001. From April 2000 to September 2001, Mr. Garrett served as our Vice President - Operations. From February 1998 to April 2000 Mr. Garrett served as Vice President of Operations for Laughlin-Wilt Group, a contract manufacturer of printed circuit assemblies and electronic products. From August 1995 to December 1997, Mr. Garrett served as Vice President of Operations for Advanced Input Devices, a manufacturer of custom keyboards and input devices. From 1988 to 1995, Mr. Garrett served as Director of Systems Operations for ATL Ultrasound. Mr. Garrett holds B.A. and M.B.A. degrees from the University of Oregon.

   Jens U. Quistgaard, Ph.D. has served as our Chief Product and Marketing Officer since October 2000. From April 2000 to October 2000, Dr. Quistgaard served as our Vice President - Product Development, and from April 1998 to April 2000, he served as our Vice President - Product Development and Operations. From February 1997 to April 1998, Dr. Quistgaard served as Executive Director of ATL Ultrasound's handheld systems business group. From July 1995 to January 1997, Dr. Quistgaard served as Chief of the senior technology staff of ATL Ultrasound. He joined ATL Ultrasound in 1990, as a senior engineer. Dr. Quistgaard holds a B.S. degree in mathematics and computational sciences from Stanford University and M.S. and Ph.D. degrees in electrical engineering from the University of Washington.

   Michael J. Schuh has served as our Vice President - Finance, Chief Financial Officer and Secretary since July 2000. From December 1999 to June 2000, Mr. Schuh served as the Chief Operating Officer and Chief Financial Officer of Capital Associates, a leasing company. From June 1986 to November 1999, Mr. Schuh worked in various positions at Leasetec Corporation, a high technology leasing company, serving as Vice President-Finance from July 1997 to November 1999, Director of Strategic Planning and Acquisitions from January 1995 to July 1997, European Finance Director from June 1991 to January 1995 and Corporate Controller from June 1986 to June 1991. From August 1982 to June 1986, Mr. Schuh worked at Deloitte Haskins & Sells, an accounting firm. Mr. Schuh holds a B.A. degree in accounting from the University of Wisconsin.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file.

   Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no forms were required for those persons, we believe that during the 2001 fiscal year, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Summary

   The following table sets forth information regarding compensation paid to our chief executive officer and our four other most highly compensated executive officers for the last three years.

                                                                      Long-Term
                                                                        Awards
                                                                     ------------

                                                Annual Compensation  Common Stock  All Other
                                               ---------------------  Underlying  Compensation
         Name and Principal Position           Year  Salary   Bonus  Options (#)      (1)
         ---------------------------           ---- -------- ------- ------------ ------------
Kevin M. Goodwin.............................. 2001 $275,000 $    --   100,000      $  8,201
   President and Chief Executive Officer       2000  279,900      --                   9,398
                                               1999  225,000      --    30,000         8,941
Jens U. Quistgaard............................ 2001  203,846      --    30,000         7,301
   Chief Product and Marketing Officer         2000  194,807            15,000         7,302
                                               1999  162,308      --    20,000         6,816
Bradley G. Garrett (2)........................ 2001  178,077      --    10,000         1,151
   Chief Customer Fulfillment Officer          2000  119,300  34,275    80,000         3,680
Michael J. Schuh (3).......................... 2001  170,769            30,000         3,532
   Vice President -- Finance, Chief Financial
     Officer and Secretary                     2000   68,653  20,000    60,000       120,378

--------
(1) Unless otherwise indicated, All Other Compensation consists of employer-matching contributions made to the SonoSite 401(k) Retirement Savings Plan and group term life premiums paid by SonoSite.
(2) 2000 salary for Mr. Garrett represents compensation received from April 17, 2000, through December 31, 2000. All Other Compensation for 2000 represents $1,523 in closing costs on the sale of Mr. Garrett's home and $2,157 for employer-matching 401(k) contributions and group term life insurance premiums paid by SonoSite.
(3) 2000 salary for Mr. Schuh represents compensation received from July 24, 2000 through December 31, 2000. All Other Compensation for 2000 represents $70,372 for a relocation allowance, including the net closing costs on the sale of Mr. Schuh's house, $46,274 for the tax gross-up, and $3,732 for employer-matching 401(k) contributions and group term life premiums paid by SonoSite.

Option Grants in 2001

   The following table sets forth information regarding stock options granted to our named executive officers during the year ended December 31, 2001.


                                                             Percent of                            Potential Realizable Value
                                                  Number of    Total                                at Assumed Annual Rates
                                                  Securities  Options                                    of Stock Price
                                                  Underlying Granted to                             Appreciation for Option
                                                   Options   Employees  Exercise                            Term (3)
                                                   Granted    in 2001   Price Per                  --------------------------
                      Name                           (#)      (%) (1)   Share (2) Expiration Date       5%           10%
                      ----                        ---------- ---------- --------- ----------------   --------    ----------
Kevin M. Goodwin.................................  100,000     13.79     $14.570    April 24, 2011 $916,299     $2,322,083
Jens U. Quistgaard...............................   30,000      4.14      14.570    April 24, 2011  274,890        696,625
Michael J. Schuh.................................   20,000      2.76      15.250  February 8, 2011  191,813        486,091
                                                    10,000      1.38      14.570    April 24, 2011   91,630        232,208
Bradley G. Garrett...............................   10,000      1.38      14.570    April 24, 2011   91,630        232,208

--------
(1) Based on a total of 724,950 options granted to employees during 2001.
(2) The exercise price per share is the average of the high and low sales prices of our common stock as reported on the date of the grant by the Nasdaq National Market.
(3) The assumed rates of appreciation are prescribed by the Securities and Exchange Commission for illustrative purposes only and are not intended to forecast or predict future stock prices.

Option Exercises and Year-End Values

   The following table sets forth information regarding the net value realized on the exercise of options during 2001 and the value of outstanding options at December 31, 2001 by our named executive officers.

                                                                 Number of Securities
                                                                Underlying Unexercised       Value of Unexercised
                                                                      Options (#)        In-the-Money Options ($) (2)
                              Shares Acquired      Value       ------------------------- ----------------------------
            Name              on Exercise (#) Realized ($) (1) Exercisable Unexercisable Exercisable    Unexercisable
            ----              --------------- ---------------- ----------- ------------- -----------    -------------
Kevin M. Goodwin.............        --             $--          127,500      152,500    $2,262,971      $1,968,534

Jens U. Quistgaard...........       --               --           77,637       72,500     1,348,376         978,469

Bradley G. Garrett...........       --               --           20,000       70,000        64,075         303,425

Michael J. Schuh.............       --               --           15,000       75,000            --         320,000

--------
(1) The value realized upon exercise of an option is the difference between the fair market value of the shares received upon exercise, valued on the exercise date, and the exercise price paid.
(2) The value of the unexercised options is calculated based on the closing price of our common stock as reported on the Nasdaq National Market on December 31, 2001, which was $25.69 per share.

Compensation Committee Interlocks and Insider Participation

   None of our executive officers serves as a member of the compensation committee or board of directors of any entity that has an executive officer serving as a member of our compensation committee or board of directors.

Change-in-Control Arrangements

   Change-in-Control Agreements. We have entered into change-in-control agreements with Messrs. Garrett, Goodwin and Schuh and Dr. Quistgaard. These agreements, which are substantially similar to each other, provide that, in the event of a change in control of SonoSite, the executive will receive an annual base salary that is no less than the annual base salary in effect immediately before the change in control and an annual bonus equal to at least the average of the three annual bonuses paid to the executive in the three years prior to the change in control. The agreements also provide that the executive will be entitled to continue participating in our employee benefits plans and welfare benefits plans or programs. The agreements also provide that we must make severance payments equal to two times the sum of the executive's annual base salary. We must also make an additional payment equal to the executive's bonus for the fiscal year ended immediately prior to the change in control or, if no bonus was paid in the prior year, an additional payment of 10% of base salary. The agreements also provide for payments to the executive if the executive suffers a disability while employed by us and provides for payments to the executive's estate if the executive dies while employed by us.

   1998 Plan. Under the 1998 Plan (and under our Management Incentive Compensation Plan, which incorporates the terms of the 1998 Plan with respect to stock options), upon a change in control each outstanding option and stock appreciation right will automatically become exercisable in full for the total remaining number of shares covered by the option or stock appreciation right. In addition, during the 90-day period following a change in control, an optionee may choose to receive cash equal to the difference between the exercise price of the option and the fair market value of a share of common stock of SonoSite as determined pursuant to the 1998 Plan (except for optionees with related stock appreciation rights and, in the case of a director, any director who received an option without related stock appreciation rights and during the six-month period prior to the change in control), in lieu of exercising the option and paying the option price. Also under the 1998 Plan, all restrictions on shares of restricted stock will lapse upon a change in control, and performance units will be paid (unless the optionee has previously had his or her benefits deferred by the compensation committee in which case this payment is also deferred) pro rata to the date of a change in control, and all amounts otherwise deferred by SonoSite and any employee in connection with performance units will be distributed.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table summarizes information regarding the beneficial ownership of our outstanding common stock as of December 31, 2001, for:

  .  each person or group that we know owns more than 5% of the common stock;

  .  each of our directors;

  .  each of our named executive officers; and

  .  all of our directors and executive officers as a group.

   Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes shares over which the indicated beneficial owner exercises voting or investment power. Shares of common stock subject to options currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding the options but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power with respect to the number of shares listed opposite their names. As of December 31, 2001, 11,363,231 shares of common stock were issued and outstanding. The following officers and directors can be reached at our principal offices.

                                                        Number of    Percent of
                                                          Shares       Shares
                                                       Beneficially Beneficially
      Name and Address of Beneficial Owner                Owned        Owned
      ------------------------------------             ------------ ------------
State of Wisconsin Investment Board (1)...............  1,955,477      17.21%
       121 East Wilson Street
       Madison, WI 53702
WM Advisors (1).......................................  1,318,468      11.60
       1201 Third Avenue, Suite 1400
       Seattle, WA 98101
ICM Asset Management (1)..............................    866,061       7.62
       601 West Main Avenue, Suite 600
       Spokane, WA 99201
Capital Guardian Trust Company (1)....................    630,200       5.55
       11100 Santa Monica Blvd.
       Los Angeles, CA 90025
Kevin M. Goodwin (2)..................................    157,184       1.38
Kirby L. Cramer (3)...................................     89,632        *
Jens U. Quistgaard, Ph.D. (4).........................     79,137        *
Dennis A. Sarti, M.D. (5).............................     50,000        *
Jacques Souquet, Ph.D. (6)............................     43,387        *
Jeffrey Pfeffer, Ph.D. (7)............................     27,800        *
William G. Parzybok, Jr. (8)..........................     27,000        *
Michael J. Schuh (9)..................................     23,000        *
Edward V. Fritzky (8).................................     21,000        *
Bradley G. Garrett (8)................................     20,000        *
Ernest Mario, Ph.D. (10)..............................     20,000        *
Steven R. Goldstein, M.D. (11)........................     10,000        *
Richard S. Schneider, Ph.D............................         --         --
All directors and executive officers as a group
  (13 people) (12)....................................    568,140       5.00

--------
  *  Less than one percent.
 (1) Based on publicly available information as of December 31, 2001.

 (2) Includes 127,500 shares subject to options exercisable within 60 days of December 31, 2001 and 10,602 shares held in an individual retirement account.
 (3) Includes 45,000 shares subject to options exercisable within 60 days of December 31, 2001 and 2,000 shares held by Mr. Cramer's spouse.
 (4) Includes 77,637 shares subject to options exercisable within 60 days of December 31, 2001 and 1,500 shares held in an Individual Retirement Account.
 (5) Includes 20,000 shares subject to options exercisable within 60 days of December 31, 2001 and 25,000 shares over which Dr. Sarti and his spouse share voting power and are held in the Sarti Family Trust.
 (6) Includes 27,664 shares subject to options exercisable within 60 days of December 31, 2001.
 (7) Includes 20,000 shares subject to options exercisable within 60 days of December 31, 2001 and 7,800 shares over which Dr. Pfeffer and his spouse share voting and dispositive power.
 (8) Includes 20,000 shares subject to options exercisable within 60 days of December 31, 2001.
 (9) Includes 20,000 shares subject to options exercisable within 60 days of December 31, 2001 and 1,000 shares held in an Individual Retirement Account.
(10) Includes 15,000 shares subject to options exercisable within 60 days of December 31, 2001 and 5,000 shares held by Dr. Mario's spouse.
(11) Includes 10,000 shares subject to options exercisable within 60 days of December 31, 2001.
(12) Includes 422,801 shares subject to options exercisable within 60 days of December 31, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Relationship with ATL Ultrasound. One of our directors, Jacques Souquet, is currently an executive officer of Philips Medical Systems, which acquired all of the outstanding shares of ATL in 1998. In connection with our spin-off from ATL, we entered into the following agreements with ATL that govern our relationship and provide for the allocation of certain liabilities and obligations arising from periods prior to the spin-off:

   Technology Transfer and License Agreement. We entered into a technology transfer and license agreement with ATL. Under this agreement, we took ownership of certain ultrasound technology developed as part of the DARPA grant and also patent rights, which had been established or were being pursued for that technology.

   As part of this agreement, we also entered into a cross-license whereby we have the exclusive right to use technology existing on the Distribution Date or developed by ATL during the three-year period following the Distribution Date in ultrasound devices weighing 15 pounds or less, and ATL has the exclusive right to use our technology existing on the Distribution Date or developed by us during the same three-year period in ultrasound devices weighing more than 15 pounds. On April 6, 2003, this license becomes nonexclusive and, except for the patented technology and registered software of each party, extends to all ultrasound devices regardless of weight.

   Our license from ATL bears a royalty equivalent to a percentage of the net sales of ultrasound products under fifteen pounds that use ATL technology. If prior to Aril 6, 2003, any single person or entity obtains, directly or indirectly, voting control of a majority of our common stock or the power to elect our entire board of directors, we will be required to pay $150 million to ATL. If at any time between April 6, 2003 and April 6, 2006, any single person or entity engaged in the medical diagnostic imaging business, other than through the sale or manufacture of our products, obtains, directly or indirectly, voting control of a majority of our common stock or the power to elect our entire board of directors, we will be required to pay $75 million to ATL.

   After this five-year period, each party's ongoing obligation with respect to the technology of the other will be to respect the patent and copyright rights of the other, although we will retain a license to use the previously licensed ATL technology in hand-carried systems and ATL will retain a license to use our previously licensed technology in full-size ultrasound systems.

   OEM Supply Agreement. We entered into an OEM Supply Agreement with ATL Ultrasound under which we have the option to have handheld ultrasound products and subassemblies manufactured exclusively for us by ATL Ultrasound in accordance with our specifications for a period up to five years from April 6, 1998. During

1999 and the first half of 2000, ATL produced many of our products, including our systems and most of our transducers. During the fourth quarter of 2000, we completed the transition of our manufacturing operations from ATL to our own facility. This included transferring equipment, personnel and inventory. As a result, ATL no longer manufactures product for us. We do not expect any further payments to be made to ATL as a result of this contract.

   Change-in-Control Agreements with our Executive Officers. We have entered into change-in-control agreements with Messrs. Garrett, Goodwin and Schuh and Dr. Quistgaard, our executive officers. See "Executive Compensation--Change-in-Control Arrangements." We believe that the transactions described above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. Any future transactions between us and our officers, directors, principal shareholders and their affiliates will be subject to approval by a majority of our board of directors, including a majority of our independent and disinterested directors, and will be on terms that we believe are no less favorable to us than would be available from independent third parties.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Documents filed as part of this report:

      (1) Financial Statements--See "Index to Financial Statements" under Item 8 of this Report.
      (2) Financial Statement Schedule.

                                  Schedule II

                       Valuation and Qualifying Accounts

                                                               Additions
                                                               charged to
                                                  Balance at  general and
                                                  beginning  administrative            Balance at
                                                   of year      expense     Deductions end of year
                                                  ---------- -------------- ---------- -----------
                                                                   (in thousands)
Year ended December 31, 2001:
Allowance for doubtful accounts..................    $723         $384         $175       $932

Year ended December 31, 2000:
Allowance for doubtful accounts..................    $ 96         $631         $  4       $723

Year ended December 31, 1999:
Allowance for doubtful accounts..................    $ --         $ 96         $ --       $ 96

      (3)  Exhibits.

Exhibit No.                                           Description
-----------                                           -----------
  3.1(A)    Restated Articles of Incorporation of the registrant

  3.3(E)    Bylaws of the registrant

  4.1(A)    Rights Agreement between First Chicago Trust Company and the registrant, dated April 6, 1998

  4.2(E)    Amendment to Rights Agreement, dated August 8, 2001

  4.3       Amendment to Rights Agreement, dated October 24, 2001

 10.1(E)    1998 Option, Stock Appreciation Right, Restricted Stock, Stock Grant and Performance Unit Plan,
            as amended and restated

 10.2(A)    Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 1998
            Option, Stock Appreciation Right, Restricted Stock, Stock Grant and Performance Unit Plan

 10.3(E)    1998 Nonofficer Employee Stock Option Plan, as amended and restated

 10.4(E)    Nonemployee Director Stock Option Plan, as amended and restated

 10.5(C)    Management Incentive Compensation Plan

 10.6(B)    Adjustment Plan

 10.7(A)    Form of Senior Management Employment Agreement between the registrant and each of
            Kevin M. Goodwin, Jens U. Quistgaard, Ph.D., Michael J. Schuh and Bradley G. Garrett

 10.8(A)    Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended

 10.9       Third Amendment to Technology Transfer and License Agreement between ATL Ultrasound, Inc.
            and the registrant, dated as of March 10, 2000

 10.10(D)   Lease Agreement between Riggs & Company, a division of Riggs Bank N.A., and registrant, dated
            December 28, 1999

 10.11(D)   Distribution Agreement between Olympus Optical Co. Ltd. and the registrant, dated August 1,
            1999

 10.12      Assignment of Distribution Agreement by and among Olympus Optical Co., Ltd., Olympus
            Promarketing, Inc. and the registrant, dated October 5, 2001

 23.1       Consent of KPMG LLP, independent auditors

 24.1       Power of attorney (contained on signature page)

--------
(A) Incorporated by reference to the designated exhibit included in the Company's Registration Statement on Form S-1 (Registration No. 333-71457).
(B) Incorporated by reference to the designated exhibit included in the Company's report on Form 10 (SEC File No. 000-23791).
(C) Incorporated by reference to the designated exhibit included in the Company's report on Form 10-K for the year ended December 31, 1998 (SEC File No. 000-23791).
(D) Incorporated by reference to the designated exhibit included in the Company's report on Form 10-K for the year ended December 31, 1999 (SEC File No. 000-23791).
(E) Incorporated by reference to the designated exhibit included in the Company's report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-23791).

   (b) Reports on Form 8-K:

   No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SONOSITE, INC.

                                               By:     /S/  MICHAEL J. SCHUH
                                                   -----------------------------
                                                         Michael J. Schuh
                                                   Vice President-Finance, Chief
                                                             Financial
                                                      Officer, Secretary and
                                                             Treasurer

   Date: February 22, 2002

                               POWER OF ATTORNEY

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 22nd day of February 2002.


    /S/  KIRBY L. CRAMER       Chairman of the Board
------------------------------
       Kirby L. Cramer

    /S/  KEVIN M. GOODWIN      President, Chief Executive
------------------------------   Officer and Director
      Kevin M. Goodwin           (Principal Executive
                                 Officer)

    /S/  MICHAEL J. SCHUH      Vice President-Finance, Chief
------------------------------   Financial Officer,
      Michael J. Schuh           Secretary and Treasurer
                                 (Principal Financial and
                                 Accounting Officer)

   /S/  EDWARD V. FRITZKY      Director
------------------------------
      Edward V. Fritzky

/S/  STEVEN R. GOLDSTEIN, M.D. Director
------------------------------
  Steven R. Goldstein, M.D.

  /S/  ERNEST MARIO, PH.D.     Director
------------------------------
     Ernest Mario, Ph.D.

/S/  WILLIAM G. PARZYBOK, JR.  Director
------------------------------
  William G. Parzybok, Jr.

 /S/  JEFFREY PFEFFER, PH.D.   Director
------------------------------
   Jeffrey Pfeffer, Ph.D.

 /S/  DENNIS A. SARTI, M.D.   Director
-----------------------------
    Dennis A. Sarti, M.D.

 /S/  RICHARD S. SCHNEIDER,   Director
            PH.D.
-----------------------------
 Richard S. Schneider, Ph.D.

 /S/  JACQUES SOUQUET, PH.D.  Director
-----------------------------
   Jacques Souquet, Ph.D.

                               INDEX TO EXHIBITS

Exhibit No.                                           Description
-----------                                           -----------
  3.1(A)    Restated Articles of Incorporation of the registrant

  3.3(E)    Bylaws of the registrant

  4.1(A)    Rights Agreement between First Chicago Trust Company and the registrant, dated April 6, 1998

  4.2(E)    Amendment to Rights Agreement, dated August 8, 2001

  4.3       Amendment to Rights Agreement, dated October 24, 2001

 10.1(E)    1998 Option, Stock Appreciation Right, Restricted Stock, Stock Grant and Performance Unit Plan,
            as amended and restated

 10.2(A)    Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 1998
            Option, Stock Appreciation Right, Restricted Stock, Stock Grant and Performance Unit Plan

 10.3(E)    1998 Nonofficer Employee Stock Option Plan, as amended and restated

 10.4(E)    Nonemployee Director Stock Option Plan, as amended and restated

 10.5(C)    Management Incentive Compensation Plan

 10.6(B)    Adjustment Plan

 10.7(A)    Form of Senior Management Employment Agreement between the registrant and each of
            Kevin M. Goodwin, Jens U. Quistgaard, Ph.D., Michael J. Schuh and Bradley G. Garrett

 10.8(A)    Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended

 10.9       Third Amendment to Technology Transfer and License Agreement between ATL Ultrasound, Inc.
            and the registrant, dated as of March 10, 2000

 10.10(D)   Lease Agreement between Riggs & Company, a division of Riggs Bank N.A., and registrant, dated
            December 28, 1999

 10.11(D)   Distribution Agreement between Olympus Optical Co. Ltd. and the registrant, dated August 1,
            1999

 10.12      Assignment of Distribution Agreement by and among Olympus Optical Co., Ltd., Olympus
            Promarketing, Inc. and the registrant, dated October 5, 2001

 23.1       Consent of KPMG LLP, independent auditors

 24.1       Power of attorney (contained on signature page)

--------
(A) Incorporated by reference to the designated exhibit included in the Company's Registration Statement on Form S-1 (Registration No. 333-71457).
(B) Incorporated by reference to the designated exhibit included in the Company's report on Form 10 (SEC File No. 000-23791).
(C) Incorporated by reference to the designated exhibit included in the Company's report on Form 10-K for the year ended December 31, 1998 (SEC File No. 000-23791).
(D) Incorporated by reference to the designated exhibit included in the Company's report on Form 10-K for the year ended December 31, 1999 (SEC File No. 000-23791).
(E) Incorporated by reference to the designated exhibit included in the Company's report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-23791).