Form 10-K405/A
period 2001-12-31
SONOSITE INC
filed 2002-04-01
CIK 1055355

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                               -----------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                       FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

================================================================================

                                SONOSITE, INC.
                         ANNUAL REPORT ON FORM 10-K/A

                               EXPLANATORY NOTE

   This amendment amends the annual report on Form 10-K of SonoSite, Inc., as filed with the Securities and Exchange Commission on February 22, 2002. The disclosure in Items 1, 7, 7A, 8, 10, 11 and 12 has been amended from the previously filed annual report on Form 10-K.

                                   CONTENTS

                                                                                                   Page No.
                                                                                                   --------
PART I............................................................................................     1
     Item 1.     Business.........................................................................     1
                 Important Factors That May Affect Our Business, Our Results of Operations and Our
                   Stock Price....................................................................     8
     Item 2.     Properties.......................................................................    19
     Item 3.     Legal Proceedings................................................................    19
     Item 4.     Submission of Matters to a Vote of Security Holders..............................    20
PART II...........................................................................................    21
     Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters............    21
     Item 6.     Selected Financial Data..........................................................    22
     Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
                   Operations.....................................................................    23
     Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.......................    29
     Item 8.     Financial Statements and Supplementary Data......................................    30
     Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
                   Disclosure.....................................................................    52
PART III..........................................................................................    53
     Item 10.    Directors and Executive Officers of the Registrant...............................    53
     Item 11.    Executive Compensation...........................................................    57
     Item 12.    Security Ownership of Certain Beneficial Owners and Management...................    60
     Item 13.    Certain Relationships and Related Transactions...................................    61
PART IV...........................................................................................    63
     Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................    63

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

   We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under the caption "Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price" in this report. These are risks that we think could cause our actual results to differ materially from those anticipated in our forward-looking statements or from our expected or historical results. Other factors besides those described in this report could also affect actual results.

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

   We were formerly the handheld ultrasound device division of ATL Ultrasound, Inc., or ATL. On April 6, 1998, we were spun off as an independent, publicly owned Washington corporation to further the development and commercialization of high performance, highly miniaturized, hand-carried, all-digital ultrasound imaging devices. ATL retained no ownership in us following the spin-off. Under an agreement with ATL, we hold a five- year exclusive license to use any ATL ultrasound technology existing at the time of the spin-off, or created by ATL during the three years following the spin-off, in ultrasound devices weighing 15 pounds or less. On April 6, 2003, this license becomes nonexclusive and, except for ATL patented technology or registered software, will extend to use in ultrasound devices weighing more than 15 pounds. We sold our first products in September 1999 and have sold a total of over 6,000 units to date. For the year ended December 31, 2001, we had revenue of $45.7 million.

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

   Initially, ultrasound was used to assess the general shape, size and structure of internal soft tissues and organs. As ultrasound technology evolved, leading to improved image quality, ultrasound imaging has expanded to radiology, obstetrics and gynecology, cardiology, emergency medicine, surgery and vascular medicine. In recent years, technological advances have greatly improved the image quality of ultrasound systems and substantially increased their diagnostic utility, encouraging growth in ultrasound procedure volume. Prior to our products' availability, however, high quality images could be produced only by highly trained sonographers using traditional cart-based ultrasound imaging devices weighing up to 300 pounds and costing in excess of $80,000.

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

Our Strategy

   Our goal is to lead in the design, development and commercialization of high performance, highly miniaturized, hand-carried, all-digital ultrasound imaging devices. Our strategy to reach that goal consists of the following key elements:

  . Maximize the productivity of our U.S. sales force. We currently employ 51 direct sales representatives in the United States. We also employ several clinical application specialists who, by assuming responsibility for product installation and training, have enabled our sales representatives to improve their efficiency. To further enhance the productivity of our sales force, we intend to:

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

   . Maintain product and technology leadership. We believe our products represent the most advanced technology in high performance, highly miniaturized, hand-carried, all-digital ultrasound devices. We are committed to maintaining this technological advantage by continuing to enhance our existing products and to create new ones. We employ over 50 people in research and development dedicated to creating the next generation of SonoSite products. Although still in its planning stages, we intend to introduce a new ultrasound imaging product in the second half of 2002 that we believe has the potential to significantly expand our user base.

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

     . pulsed wave, or PW, Doppler technology. PW Doppler imaging uses short, pulsing bursts of ultrasound waves to provide a quantitative assessment of the velocity of blood flow. The name of the technology refers to the Doppler effect, which is an apparent change in the frequency of the reflected ultrasound wave due to the relative motion between the reflector and transducer;

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

   . SonoHeart ELITE. On February 4, 2002, we announced the introduction of the SonoHeart ELITE, the latest improvement on our existing platform for cardiology imaging. The SonoHeart ELITE is a hand-carried ultrasound device intended for use by cardiologists and other healthcare providers in the cardiology market. The SonoHeart ELITE has all the product features of the SonoSite 180PLUS, as well as the following:

     . continuous wave, or CW, Doppler technology. CW Doppler imaging uses continuous, reflected ultrasound waves to provide a quantitative assessment of the velocity of blood flow. CW Doppler, because it relies on a continuous stream of information, enables assessments of blood flow moving at speeds higher than PW Doppler is capable of assessing.

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

   In addition to the above products, we intend to introduce a new ultrasound imaging product in the second half of 2002. This new product remains in the planning stages, however.

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

   In February 2000, we initiated our direct sales operation in the United States. In 2001, we significantly expanded the size of our U.S. direct sales efforts by increasing the number of sales representatives from 26 to 51. We expect to expand our U.S. team within the next 12 months with the addition of clinical application specialists, who will provide product demonstration and support to our sales representatives. In addition, we intend to focus our sales representatives on specific clinical markets in addition to geographic regions. We believe that these efforts will increase the productivity of our direct sales representatives.

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

   Elsewhere outside the United States, we continue to sell to other potential markets through third-party foreign distributors, such as Olympus Promarketing Inc., our exclusive distributor in Japan. Additionally, in the United Kingdom we have a supply agreement with the Purchasing and Supply Agency of the National Health Service, or NHS, which contracts on a national basis for products and services purchased by the NHS.

   We derived approximately $23.8 million, or 52%, of our sales revenue from domestic sales in 2001. This compares to approximately $15.2 million, or 47%, and approximately $4.3 million, or 42%, in 2000 and 1999.

   We derived approximately $21.9 million, or 48%, of our sales revenue from foreign sales in 2001. This compares to approximately $16.9 million, or 53%, and approximately $5.9 million, or 58%, in 2000 and 1999. Japan accounted for approximately $7.8 million, or 17%, of our revenue in 2001. This compares to approximately $8.3 million, or 26%, and approximately $0.1 million, or 1%, in 2000 and 1999. Other than Olympus, no other single customer or distributor accounts for more than 10% of our revenue. We attribute revenue to a foreign country based on the location to which we ship our products.

   Our revenues from international sales may be adversely affected by a number of risks, including competition, currency rate fluctuations, reduced protection for intellectual property rights and longer receivables collection periods. Our revenues from international sales may also be adversely affected by the cost or difficulty of localizing products for foreign markets and complying with export laws, including license requirements, trade restrictions and tariff increases.

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

   We are committed to developing and protecting our intellectual property and, where appropriate, file patent applications to protect our technology. We own five U.S. patents relating to various aspects of our products, including the weight of digital beamformers, beamforming capabilities, digital conversion circuitry, transceiver circuitry and circuit integration. Subject to our paying maintenance fees, these patents will remain in force until they expire on June 28, 2016. We currently have four U.S. patent applications for which notices of allowance have been granted, and 10 other U.S. patent applications pending. We own two foreign patents relating to our products, and we currently have 27 foreign patent applications pending. In addition, we have one Patent Cooperation Treaty application pending, which could mature into several pending patent applications at our election. We consider all of our patents to be significant to our business.

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

   On July 24, 2001, Neutrino Development Corporation filed a complaint against us, which alleged that our sale and manufacture of our hand-carried ultrasound devices infringed upon a patent held by Neutrino. We responded to the claim, asserting alternative defenses of noninfringement and patent invalidity. In addition, we filed a counterclaim seeking a declaratory judgment of noninfringement and invalidity regarding Neutrino's patent. We also defeated Neutrino's request for a preliminary injunction preventing us from manufacturing and selling our products pending the ultimate disposition of the litigation. On February 20, 2002, in what is known as a "Markman" hearing, the parties presented their arguments regarding the proper construction of Neutrino's patent claims. The court has not yet ruled on the issues presented in that hearing. We continue to vigorously defend ourselves against this claim and we are confident of a positive outcome. Nevertheless, through December 31, 2001, we had incurred approximately $620,000 in defense of this claim, and we expect to incur additional substantial litigation expenses until the claim is resolved.

Competition

   We currently face competition from companies that manufacture cart-based and portable ultrasound devices. The dominant competitors in this industry are GE Medical Systems, a unit of General Electric Company, Siemens AG and Philips Medical Systems, a unit of Koninklijke Philips Electronics, N.V. that recently purchased two other competitors, Agilent Healthcare Solutions Group and ATL, our former parent company. In addition, as the market for hand-carried, high performance ultrasound devices develops, we expect competition to increase as potential and existing competitors enter the hand-carried market or modify their existing products to more closely approximate the combined portability, quality, performance and cost of our products. Our current competitors in the hand-carried market include GE Medical Systems, Agilent/Philips Medical Systems, Biosound Esaote, Inc., Medison America Inc., a subsidiary of Medison Company, Ltd., and Terason, a division of TeraTech Corporation. Other potential entrants to the hand-carried market include Novasonics, Inc.

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

Governmental Regulation

   The manufacture and sale of our products are subject to extensive regulation by numerous governmental authorities, principally the U.S. Food and Drug Administration, or FDA, as well as several other state and foreign agencies. The FDA requires that all medical devices introduced to the market be preceded either by premarket notification clearance under Section 510(k) of the Federal Food, Drug & Cosmetic Act, or an approved premarket approval application, or PMA. By granting 510(k) clearance, the FDA indicates agreement with an applicant's determination that the product for which clearance has been sought is substantially equivalent to medical devices that were on the market prior to 1976 or have subsequently received clearance. A PMA is filed when the FDA has determined the company must submit clinical trial data and manufacturing quality assurance information to prove it is safe and effective for its labeled indications. The process of obtaining 510(k) clearance typically takes approximately two to three months, while the PMA process typically takes more than a year. To date, we have not filed any PMAs. We received 510(k) clearance for the SonoSite 180 system with 10 clinical applications in March 1999 and 510(k) clearance for the SonoHeart system in December 1999. We increased the clinical applications to 14 with the 510(k) clearance received in November 2000. We believe that our future generation hand-carried ultrasound devices will also require only 510(k) clearance.

   In August 2001, the FDA classified as a class II field action a May 2000 software upgrade we issued to correct an error in an algorithm contained in one of our products. We are currently appealing the FDA's classification. If our appeal of this classification is unsuccessful, we will be required to take additional steps to ensure that all affected purchasers receive the upgrade. If required to take action, we do not believe the associated costs will be significant.

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

   In addition, as the market for hand-carried, high performance ultrasound devices develops, we expect competition to increase as potential and existing competitors enter the hand-carried market or modify their existing products to more closely approximate the combined portability, quality, performance and cost or our products. Our current competitors in the hand-carried market include GE Medical Systems, Agilent/Philips Medical Systems, Biosound Esaote, Inc., Medison America Inc., a subsidiary of Medison Company, Ltd., and Terason, a division of TeraTech Corporation. Other potential entrants to the hand-carried market include Novasonics, Inc. These competitors may develop highly portable or hand-carried ultrasound devices that offer the same or greater reliability and quality, perform greater or more useful functions, or are more cost-effective than our products. If we are unable to compete effectively with new entrants to the hand-carried, high performance ultrasound market, we will be unable to generate sufficient sales revenue to maintain our business.

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

   We seek to sell our products to customers already experienced in ultrasound procedures, as well as to physicians and other healthcare providers who do not currently use ultrasound imaging devices or administer ultrasound examinations. Although customers who are experienced in ultrasound procedures will need little, if any, specialized training to use our products, any new users of ultrasound will require training and education to properly administer ultrasound examinations. If these potential customers are unable or unwilling to be trained due to cost, time constraints, unavailability of courses or other reasons, we could experience limited demand for our products.

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

   The FDA requires us and our key suppliers to demonstrate and maintain compliance with the FDA's Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labelling, packaging and shipping of our products. The FDA enforces the QSR through periodic, unannounced inspections. We or any of our key component suppliers may fail to comply with regulatory requirements. Failure to take corrective action in response to a QSR inspection could force a shutdown of our manufacturing operations and a recall of, or field action relating to, our products. Such failure may prevent us from meeting production schedules, minimizing manufacturing costs, maintaining quality requirements or completing product sales.

   For example, the FDA inspected our manufacturing facility in August 2001. In addition, the British Standards Institution performed a management systems assessment of our manufacturing processes in May 2000, February 2001 and June 2001. These inspections resulted in observations to which we submitted responses, and we believe these responses have been accepted by those agencies. Also, in August 2001 the FDA classified as a class II field action a May 2000 software upgrade we issued to correct an error in an algorithm contained in one of our products. If our appeal of this classification is unsuccessful, we will be required to take additional steps in an effort to ensure that all affected purchasers receive the upgrade. If required to take action, we do not believe the associated costs will be significant. Although to date these actions by regulatory bodies have not required us to incur substantial costs or delay product shipments, we expect to experience further inspections and incur additional costs as a result of governmental regulation.

Our limited manufacturing experience and the complexity of our products may impair our ability to respond effectively to manufacturing problems, manage our inventory and avoid excessive warranty costs.

   Prior to the fourth quarter of 2000, we had outsourced the manufacture of our products to ATL. In the fourth quarter of 2000, we transitioned product manufacturing to our own facility under the control of our employees. In order to make this transition, we built a series of manufacturing lines and developed our own manufacturing processes and procedures. We have limited experience in managing manufacturing problems and risks, such as line shutdowns, product procurement issues, regulatory compliance, rework, quality system issues or yield issues. We manufacture our products and determine product mix based on forecasts of sales in future periods. Incorrect forecasts and long order lead-times could lead to shortages or surpluses of product inventory. If we experience any manufacturing problems, we may experience delays in shipping our products. Our failure to effectively manage our manufacturing process may prevent us from meeting production schedules, minimizing manufacturing costs, maintaining quality requirements or completing product sales.

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

If our products do not perform as expected, we could experience lost revenue, delayed or reduced market acceptance of our products, increased costs and damage to our reputation.

   Our success depends on the market's confidence that we can provide reliable, high quality medical devices. Our customers are particularly sensitive to product defects and errors because of the use of our products in medical practice. Our reputation and the public image of our products may be impaired for any of the following reasons:

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

   We have incurred net losses in each quarter since we commenced operations. As of December 31, 2001, we had an accumulated deficit of approximately $77.9 million. Although we expect to incur additional losses in the near term, we also expect to achieve profitability within the next several quarters. Nevertheless, we may not achieve profitability and our losses may increase if we cannot increase or sustain our revenue. Our revenue from product sales has been insufficient to cover our expenses, and we expect that our operating expenses will substantially increase in the foreseeable future as we expand our sales and marketing infrastructure, our manufacturing capability and possibly our product development activities. Our expansion efforts, to be successful, may require more funding than we currently anticipate. Accordingly, we will need to generate significant additional sales revenue in the future before we will be able to achieve and maintain profitability. If we cannot generate such revenue, we may never be profitable. Even if we do become profitable, we may be unable to sustain or increase future profitability on a quarterly or annual basis. If we fail to do so, the market price for our common stock will likely fall.

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

If our operating results fluctuate and fall below expectations of securities analysts and investors, our stock price may decline and you may lose some or all of your investment.

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

   We have historically relied on third-party distributors to sell our products in Europe. We recently commenced operations in the United Kingdom, France and Germany to sell our products directly in each of those countries. We expect to expand our European direct sales operations in the future. Establishing, maintaining and expanding these operations will require us to:

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

   As of December 31, 2001, 58% of our outstanding accounts receivable balance was from international customers. Our distributor in Japan was indebted to us for approximately $4.3 million, representing 28% of our outstanding accounts receivable balance. In addition, approximately 4% of our outstanding receivables was from a single customer in Argentina who was indebted to us for $626,000. We regularly review our receivable position in foreign countries for any indication that collection may be at risk. For example, due to current economic events in Argentina, including the decision to allow the Argentine peso to float against the U.S. dollar, we recorded an additional allowance of $188,000 on an account in Argentina during the fourth quarter of 2001, and we may be required to write off some or all of our Argentine receivables.

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

   Our success depends heavily on our ability to retain the services of the principal members of our management team and scientific staff. Competition among medical device companies for qualified employees is intense. We may fail to retain these key employees, and we may fail to attract qualified replacements if they do leave. We do not maintain key-person insurance on any of our employees. We do not have employment agreements with any of our employees. The loss of any of our key employees could significantly delay or prevent the achievement of our scientific or business objectives.

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

   Policing unauthorized use of our intellectual property will be difficult and may be cost-prohibitive. We may fail to prevent misappropriation of our technology, particularly in countries where the laws may not protect our proprietary rights to the same extent as do the laws of the United States. If we cannot prevent other companies from using our proprietary technology or if our patents are found invalid or otherwise unenforceable, we may be unable to compete effectively against other manufacturers of ultrasound devices, which could decrease our market share.

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

   We may become involved in the defense and prosecution, if necessary, of intellectual property suits, patent interferences, opposition proceedings and other administrative proceedings. For example, on July 24, 2001, Neutrino Development Corporation filed a complaint against us, which alleged that our sale and manufacture of our hand-carried ultrasound devices infringed upon a patent held by Neutrino. We responded to the claim, asserting alternative defenses of noninfringement and patent invalidity. In addition, we filed a counterclaim seeking a declaratory judgment of noninfringement and invalidity regarding Neutrino's patent. We also defeated Neutrino's request for a preliminary injunction preventing us from manufacturing and selling our products for the duration of the litigation. On February 20, 2002, in what is known as a "Markman" hearing, the parties presented their arguments regarding the proper construction of Neutrino's patent claims. The court has not yet ruled on the issues presented in that hearing, and may issue a ruling at any time. Although we continue to vigorously defend ourselves against this claim, this litigation may result in an adverse judgment against us. Through December 31, 2001, we had incurred approximately $620,000 in defense of this claim, and we expect to incur additional substantial litigation expenses until the claim is resolved.

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

  . force us to discontinue selling or modify our products, or to develop new products.

If healthcare reimbursement practices or reform restricts coverage available to our customers for the use of our products, we may experience limited market acceptance of our products.

   Market acceptance of our products depends in part on the extent to which our customers will receive reimbursement for the use of our products from governmental authorities, private health insurers and other third-party payors. Our customers currently receive reimbursement for ultrasound procedures performed using our products consistent with reimbursement criteria applicable to ultrasound procedures generally. The continuing efforts of governmental authorities, private health insurers and other third-party payors to contain or reduce the costs of healthcare through various means may, however, limit market acceptance of our products. Increasing efforts by governmental and third-party payors, such as Medicare, private insurance plans and managed care organizations, to contain or reduce healthcare costs may affect our ability to market our current products, commercialize our potential products and become profitable. Reimbursement coverage, to the extent available, may not be adequate to enable us to achieve market acceptance of our products. In addition, we believe that third-party payors will attempt to reduce healthcare costs by limiting both coverage and level of reimbursement for new products cleared by the FDA or comparable foreign agencies. Our products enable new kinds of medical procedures involving novel ultrasound applications for which there is no reimbursement history. The efforts of government and third-party payors to contain or reduce the cost of healthcare could restrict physicians' and other healthcare providers' willingness to select our products and implement new ultrasound procedures, which could delay or reduce market acceptance of our products.

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

   Our business exposes us to the risk of product liability, malpractice or warranty claims inherent in the sale and support of medical device products, including those based on claims that the use or failure of one of our products resulted in a misdiagnosis or harm to a patient. Such claims may damage our reputation by raising questions about our products' safety and efficacy, and could interfere with our efforts to market our products. Although to date we have not been involved in any medical malpractice or product liability litigation, we may incur significant liability if such litigation were to occur. We may also face adverse publicity resulting from product field actions or regulatory proceedings brought against us. Although we currently maintain liability insurance in amounts we believe are commercially reasonable, any product liability we incur may exceed our insurance coverage. Liability insurance is expensive and may cease to be available on acceptable terms, if at all. A product liability or other claim or product field action not covered by our insurance or exceeding our coverage could significantly impair our financial condition. In addition, a product field action or a liability claim against us could significantly harm our reputation and make it more difficult to obtain the funding and commercial relationships necessary to maintain our business.

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

   Our spin-off was treated by ATL as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986. If ATL were to recognize taxable gain from the spin-off, the Internal Revenue Service, or IRS, could impose that liability on any member of the ATL consolidated group as constituted prior to the spin-off, including us. Generally, the IRS may assert that our spin-off from ATL is a taxable transaction until the expiration of the applicable statute of limitations. In the event of a tax liability, ATL has agreed to cover 85% of any such liability, unless the tax is imposed due to our actions solely or by ATL solely, in which case, we have agreed with ATL that the party who is solely at fault shall bear all of the tax liability. We are unaware of any action taken by us that would result in a tax liability under the indemnity agreement regarding the spin-off transaction. ATL may have taken actions subsequent to the spin-off transaction that could result in the spin-off being treated as a taxable transaction, which under the indemnification agreement would be the sole responsibility of ATL. ATL may refuse to indemnify us for a tax liability arising out of the spin-off transaction or may argue that it did not cause the tax liability to be imposed. In such event, we may incur a significant expense for all or a portion of the taxes related to the spin-off.

If our expenses exceed our revenue and we fail to obtain timely additional financing, we could experience delays or reductions in our product development and sales efforts, which would impair our operating results.

   To date, our revenue has been insufficient to cover the expenses of our operations. Our future revenue may continue to be insufficient to support the expenses of our operations and the expansion of our business. We may therefore need additional equity or debt capital to finance our operations as we develop our products and expand our sales. To date, our capital requirements have been met primarily by the sale of equity, sales revenue and contributions by ATL in connection with our spin-off. Specifically, in August 2001, we raised net proceeds of $23.1 million through the sale of 1,666,667 shares of our common stock, in November 1999, we raised net proceeds of $29.3 million through the sale of 1,250,000 shares of our common stock and in April 1999, we raised net proceeds of $35.4 million through the sale of 2,990,000 shares of our common stock. In connection with the spin-off, we received $30 million in contributed capital from ATL. ATL has no further obligations to provide us with funding, and we do not expect any future funding from this source. Therefore, if we require additional financing, we would need to explore other sources of financing, including public equity or debt offerings, private placements of equity or debt and collaborative or other arrangements with corporate partners. Financing may be unavailable when needed or may be unavailable on acceptable terms. If we fail to obtain financing, we may be required to delay, reduce or eliminate some or all of our research and development and sales and marketing efforts, and our business could fail.

The concentrated ownership of our common stock could delay or prevent a change of control, which could cause a decline in the market price of our common stock.

   As of December 31, 2001, our executive officers, directors and affiliated entities together beneficially owned approximately 5% of the outstanding shares of our common stock. Four other shareholders owned in the aggregate approximately 42% of the outstanding shares of our common stock. Among these shareholders, the State of Wisconsin Investment Board, or SWIB, owned approximately 17.2% of the outstanding shares of our common stock and WM Advisors owned approximately 11.6%. As a result, these shareholders or any other concentrated owner may be able to exert significant influence over all matters requiring shareholder approval, including the election of directors, matters relating to the attraction and retention of employees, and approval of significant corporate transactions that could include certain matters relating to future financing arrangements and unsolicited tender offers. This concentration of ownership may delay, deter or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock, which could result in a decline in our stock price.

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

  . acceleration provisions in benefit plans and change-in-control agreements with our employees; and

  . our shareholder rights plan, which is designed to dilute a hostile acquiror's interest so that the acquisition becomes prohibitively expensive. Under our rights plan, each of our shareholders has one share purchase right for each share of common stock held, with each right having an exercise price approximating our board of directors' estimate of the long-term value of one share of our common stock. The rights are triggered if an acquiror acquires, or successfully makes a tender offer for, 15% or more of our outstanding common stock. In such event, each shareholder other than the acquiror would have the right to purchase, at the exercise price, a number of newly issued shares of our capital stock at a 50% discount. If the acquiror were to acquire 50% or more of our assets or earning power, each shareholder would have the right to purchase, at the exercise price, a number of shares of acquiror's stock at a 50% discount. Our board of directors may redeem the rights at a nominal cost at any time before a person acquires 15% or more of our outstanding common stock, which allows board-approved transactions to proceed. In addition, our board of directors may exchange all or part of the rights (other than rights held by the acquiror) for such number of shares of our common stock equal in value to the exercise price. Such an exchange produces the desired dilution without actually requiring our shareholders to purchase shares. Our rights plan excludes SWIB's ownership of our common stock so long as such ownership does not reach 20% of our outstanding common stock.

ITEM 2.  PROPERTIES

   Our principal offices are located in Bothell, Washington, where we lease approximately 65,000 square feet. The facility includes approximately 30,000 square feet of office space, 25,000 square feet of manufacturing space and 10,000 square feet for other uses, such as warehousing, reception and meeting rooms. The lease runs through 2007. We believe that these facilities will be adequate to meet our needs for the foreseeable future. Additionally, we or our subsidiaries lease smaller office facilities at each subsidiary location.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

   Our common stock is traded on the Nasdaq National Market under the symbol SONO. As of February 20, 2002, there were 3,664 holders of record of the common stock. This figure does not include the number of shareholders whose shares are held of record by a broker or clearing agency, but does include each such brokerage house or clearing agency as a single holder of record.

   The high and low sales prices for our common stock for each quarter are listed below. These prices reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

        Year                                               High   Low
        ----                                              ------ ------

        2001
          Fourth quarter................................. $27.50 $17.99
          Third quarter.................................. $27.85 $14.65
          Second quarter................................. $20.00 $10.50
          First quarter.................................. $17.38 $ 8.38

        2000
          Fourth quarter................................. $21.06 $12.00
          Third quarter.................................. $35.13 $17.00
          Second quarter................................. $35.13 $18.63
          First quarter.................................. $37.25 $21.88

   We have not declared or paid cash dividends on our common stock. We currently intend to retain all earnings, if any, for future growth and, therefore, do not intend to pay cash dividends on our common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

   The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                                                   For the Years Ended December 31,
                                                           -----------------------------------------------
                                                             2001      2000      1999      1998     1997
                                                           --------  --------  --------  --------  -------
                                                                (in thousands, except per share data)

Statement of Operations Data
Sales revenues............................................ $ 45,695  $ 32,037  $ 10,185  $     --  $    --
Cost of sales revenue.....................................   21,861    18,649     6,498        --       --
                                                           --------  --------  --------  --------  -------
Gross margin on sales revenue.............................   23,834    13,388     3,687        --       --
Grant revenue.............................................       --        --       125       973    2,948
Operating expenses:
 Research and development.................................   12,715    11,835    14,533     9,474    7,064
 Sales and marketing......................................   22,312    17,371     9,767     3,120    1,268
 General and administrative...............................    5,198     4,647     2,637     1,904      610
                                                           --------  --------  --------  --------  -------
Total operating expenses..................................   40,225    33,853    26,937    14,498    8,942
Other income (loss):
 Interest income..........................................    1,123     2,478     1,600       541       --
 Interest expense.........................................     (175)     (155)     (117)      (41)      --
 Equity in (losses) earnings of affiliates................     (675)     (830)       30        --       --
 Other loss...............................................     (291)       --        --        --       --
                                                           --------  --------  --------  --------  -------
Total other income (loss).................................      (18)    1,493     1,513       500       --
                                                           --------  --------  --------  --------  -------
Net loss.................................................. $(16,409) $(18,972) $(21,612) $(13,025) $(5,994)
                                                           ========  ========  ========  ========  =======
Basic and diluted net loss per share (1).................. $  (1.59) $  (2.01) $  (3.08) $  (2.72) $ (1.28)

Weighted average common and potential common shares
used in computing basic and diluted net loss per share (1)   10,300     9,418     7,025     4,796    4,684

                                                     As of December 31,
                                            ------------------------------------
                                             2001    2000    1999    1998   1997
                                            ------- ------- ------- ------- ----
                                                       (in thousands)

Balance Sheet Data
Cash and cash equivalents.................. $33,116 $11,067 $33,252 $ 7,526  $--
Working capital (deficiency)...............  49,326  40,534  54,923  16,934 (170)
Total assets...............................  63,178  58,024  69,726  23,290  410
Long-term obligations, less current portion     185     316     135     481   --
Total shareholders' equity.................  55,683  47,808  63,709  19,833  240

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

   We believe the following critical accounting policies require our more significant judgments and estimates used in the preparation of our consolidated financial statements:

   Revenue recognition. We recognize sales revenue on products and accessories when goods are shipped under an agreement with a customer, risk of loss and title have passed to the customer and collection of any resulting receivable is reasonably assured. For service contracts, revenue is recognized over the term of the contract. Sales discounts are recorded as a reduction in revenue.

   In connection with sales to certain specific international customers, we sometimes conclude that full collection of the related accounts receivable is not reasonably assured due to extended payment terms or the financial condition of our customer and consequently we do not recognize revenue or cost of revenues at the time of title transfer. In instances where collection is not reasonably assured, revenue and cost of revenue is recorded when cash is received. Additionally, in cases of nonstandard delivery and acceptance criteria, we will not recognize revenue at shipment, but rather when the delivery and acceptance criteria have been satisfied.

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

   We make judgments regarding the carrying value of our inventory based on current market conditions. Market conditions may change depending upon competitive product introductions, consumer demand and reimbursement criteria in the medical community. If market conditions change or if the introduction of new products by us impacts the market for our previously released products we may be required to write-down the cost of our inventory.

Results of Operations

Revenue

   Sales revenue increased to $45.7 million in 2001, compared to $32.0 million in 2000 and $10.2 million in 1999. The increase in 2001 compared to 2000 was primarily due to an increase in unit sales and an increase in the average selling price on a per system basis. In the United States, we increased the number of direct sales representatives to 51 at the end of 2001, compared to 26 at the end of 2000. The average selling price per system increased due to an increase in the number of transducers and accessories sold with each system and an increase in the percentage of direct sales compared with distributor sales. This increase in average selling price accounted for approximately half of the increase in revenue, with the remaining increase due to increased unit sales.

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
                                                       ====            ====    ====

--------
(a) Asia includes China, India, Korea, Singapore and Taiwan.

   Total U.S. sales increased to $23.8 million, or 52% of total revenue, in 2001, compared to $15.2 million, or 47%, in 2000 and $4.3 million, or 42%, in 1999 due to our new product introductions and increased selling efforts. Within the United States, direct sales increased to $22.2 million, or 49% of total revenue, in 2001 compared to $8.0 million, or 25%, in 2000 and none in 1999 due to the increase in direct sales representatives. With our transition to a direct sales force, distributor sales in the United States decreased to $1.6 million, or 3% of total revenue, in 2001 compared to $7.1 million, or 22%, in 2000 and $4.3 million, or 42%, in 1999.

   Sales revenue from Japan decreased to $7.8 million, or 17% of total revenue, in 2001 from $8.3 million, or 26%, in 2000 due to initial distributor orders received in the prior year. The increase of sales revenue in Japan to $8.3 million, or 26% of total revenue, in 2000 from $100,000, or 1%, in 1999 was due to limited selling in Japan in 1999.

   Sales revenue from Europe, Africa and the Middle East increased to $9.1 million, or 20% of total revenue, in 2001 from $3.8 million, or 12%, in 2000 due to an increase in direct sales in the United Kingdom and a large multi-system sale in the first quarter of 2001. The increase to $3.8 million, or 12% of total revenue, from $2.7 million, or 27%, in 1999 was due to a full year of sales in 2000 compared to four months in 1999 when the product was introduced.

   Sales revenue from Canada, South and Latin America and Asia (excluding Japan) increased to $5.0 million, or 11% of total revenue, in 2001 from $4.8 million, or 15%, in 2000 and $3.1 million, or 30%, in 1999 due to a full year of sales in 2001 and 2000 compared to four months in 1999.

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

Gross margin

   Gross margin increased to 52% in 2001, compared to 42% in 2000 and 36% in 1999. The increase in gross margin in 2001 was primarily due to a combination of increased selling prices and manufacturing efficiencies. The increased selling prices resulted from an increase in the number of transducers and accessories sold with each system and an increase in the percentage of direct sales compared with distributor sales. Costs as a percentage of sales decreased in 2001 because costs on a per unit basis decreased as our production volumes increased. Cost of sales in 2000 was higher than in 1999 due to a schedule reduction fee of $246,000 paid to ATL, our contract manufacturer, when we brought manufacturing in-house in the fourth quarter of 2000. Bringing manufacturing in-house has resulted in an overall reduction in our per unit costs of manufacturing primarily due to the elimination of the 20% markup charged by ATL on its production cost for products that were produced for us.

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

   We anticipate that sales and marketing expenses will continue to increase in 2002 in the United States and Europe as we continue to expand our direct selling efforts in these markets. In the United States, we plan to add clinical applications specialists to provide demonstration and support to our sales representatives. In Europe, selling and marketing expenses will increase due to our expected expansion of direct selling activities in Germany, France and Spain.

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

   We anticipate that general and administrative expenses will increase in 2002 to support our continued growth in sales and distribution and our international expansion as well as the continued defense of our intellectual property rights. We expect to incur additional substantial legal expenses as we continue to defend our patent rights in the existing patent litigation. In addition, we may incur unanticipated legal expenses if we become involved in any new litigation.

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

Liquidity and Capital Resources

   Our cash and cash equivalents balance increased to $33.1 million at the end of 2001, compared to $11.1 million at the end of 2000 and $33.3 million at the end of 1999. Cash and cash equivalents were primarily invested in money market accounts in 2001. Cash, cash equivalents and short-term investment securities at year-end was $33.1 million for 2001, compared to $29.3 million for 2000 and $49.8 million for 1999. The increase in 2001 was primarily due to net proceeds of $23.1 million received from a private placement of common stock in August. The decrease in 2000 was primarily due to cash used in operations to fund inventory and our net loss.

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

New Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or Statement, No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that all business combinations be accounted for under a single method--the purchase method. Use of the pooling-of-interest method is no longer permitted. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the statement, which was adopted by us on January 1, 2002. The adoption of this statement is not expected to have an impact on our financial statements.

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

Foreign currency risk

   Except for sales transacted by our joint venture in China and by our wholly owned subsidiaries in the United Kingdom, France and, beginning in 2002, Germany, we transact all our sales in U.S. dollars, or USDs; therefore, the obligations of our international customers are in USDs. Our exposure to risk from fluctuations in foreign currencies relates primarily to the strengthening of the USD against the local currency of our international customers, which may impact our ability to collect amounts owed by our international customers.

   As of December 31, 2001, 58% of our outstanding accounts receivable balance was from international customers, of which 9%, or approximately $800,000, was denominated in a currency other than USDs. Total sales for the year ended December 31, 2001 denominated in a currency other than USDs were approximately $2.5 million. The British pound represented the majority of financial transactions executed in a currency not denominated in USDs. A change in exchange rates compared to the USD of 10% would not have a significant impact on our statement of financial position or results of operations. The impact on us of changes in the exchange rates compared to the USD historically have been insignificant. Our distributor in Japan was indebted to us for approximately $4.3 million, representing 28% of our outstanding accounts receivable balance. We regularly review our receivable position in foreign countries for any indication that collection may be at risk. A single customer in Argentina was indebted to us for $626,000 at December 31, 2001, for which an additional allowance of $188,000 was recorded in the fourth quarter of 2001 as a result of economic conditions in Argentina. In addition, we utilize letters of credit where they are warranted in order to mitigate our collection risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                SONOSITE, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                Page
                                                                                ----
Independent Auditors' Report...................................................  31
Consolidated Balance Sheets....................................................  32
Consolidated Statements of Operations..........................................  33
Consolidated Statements of Cash Flows..........................................  34
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)  35
Notes to the Consolidated Financial Statements.................................  36

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

                                 /s/  KPMG LLP

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
                                                                     =====       ========

        See accompanying notes to the consolidated financial statements

                                SONOSITE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Business Overview

   SonoSite commenced operations as a division of ATL Ultrasound, Inc., or ATL. We were formed to develop the design and specifications for a highly portable ultrasound device and other highly portable ultrasound products for diagnostic imaging in a multitude of clinical and field settings. On April 6, 1998 (the "Distribution Date"), we became an independent, publicly owned company through a distribution of one new share of our stock for every three shares of ATL stock held as of that date. ATL retained no ownership in SonoSite following the spin-off.

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

  Inventories

   Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out method, or market. Included in our inventories balance are demonstration products used by our sales

                                SONOSITE, INC.

representatives and marketing department, and items that have been shipped to customers for which revenue recognition requirements have not been met including products whose title and custody have passed to the customer. Adjustments to cost are recorded for obsolete material, earlier generation products and refurbished product held either as saleable inventory or as demonstration product if necessary to reduce their carrying values to amounts which will result in approximately normal profit margins upon sale. Inventory items for which title has passed to customers are evaluated for recoverability based on the same process we use to evaluate collection of accounts receivable. If market conditions are less favorable than those projected by management, additional downward inventory cost adjustments may be required.

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

   Direct internal and external costs for computer software developed for internal use are capitalized in accordance with SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." Capitalized costs are amortized using the straight-line method over the estimated useful lives beginning when each module is complete and ready for use. Such costs are insignificant for all periods presented.

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

Revenue recognition

  Sales revenue

   We recognize sales revenue on products and accessories when goods are shipped under an agreement with a customer, risk of loss and title have passed to the customer and collection of any resulting receivable is reasonably assured. For service contracts, revenue is recognized over the term of the contract. Sales discounts are recorded as a reduction of revenue. Deferred revenue primarily represents unearned revenue from service contracts made under agreements with customers. Our typical warranty period is one year and is included with the original purchase of our ultrasound imaging devices. However, the customer can purchase a service contract from us to extend the original warranty period or enhance its coverage. We accrue charges for related product warranty expenses based upon estimated costs to repair or replace products sold. These expenses to date have not been significant.

   In connection with sales to certain specific international customers, we sometimes conclude that full collection of the related accounts receivable is not reasonably assured due to extended payment terms or the financial condition of our customer and consequently we do not recognize revenue or cost of revenues at the time of title transfer. In instances where collection is not reasonably assured, revenue and cost of revenue is recorded when cash is received. Additionally, in cases of nonstandard delivery and acceptance criteria, we will not recognize revenue at shipment, but rather when the delivery and acceptance criteria have been satisfied.

  Grant Revenue

   Grant revenue consists of monies received under a United States Government Defense Advanced Research Projects Administrative (DARPA) grant. Grant revenue was recognized consistent with the terms of the DARPA grant and was generally tied to the achievement of technological milestones.

Research and development

   Research and development costs are expensed as incurred. Capitalization of certain software development costs is required subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon the completion of a working model. Costs incurred by us between completion of a working model and the point at which the software is ready for inclusion in our product for general release have been insignificant.

Advertising costs

   We expense costs for advertising and promotional activities as incurred. Advertising and promotional expenses for the years ended December 31, 2001, 2000 and 1999 were $4.3 million, $4.2 million and $3.8 million.

                                SONOSITE, INC.

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

                                SONOSITE, INC.

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

                                SONOSITE, INC.

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

                                SONOSITE, INC.

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

5.  Financial statement detail as of and for the year ended December 31,

   Inventories consisted of the following (in thousands):

                                                           2001   2000
                                                          ------ -------
        Raw material..................................... $3,915 $ 4,257
        Demonstration inventory..........................  1,789   1,561
        Finished goods...................................  2,595   6,507
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

                                SONOSITE, INC.

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

                                SONOSITE, INC.

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

   Pro forma compensation expense is recognized for the fair value of each option estimated on the date of grant using the Black-Scholes multiple option pricing model. The following assumptions were used for option grants in 2001, 2000 and 1999: expected volatility 63%, 63% and 61%; risk-free interest rates 4.5%, 4.9% and 6.4%; expected terms of 6.5, 6.5, and 5.0 years; and zero dividend yield.

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
                             =====       ====      ======     =====     ======

  Stock purchase rights

   On April 6, 1998, we and First Chicago Trust Company of New York ("First Chicago") entered into a Rights Agreement. The Rights Agreement was subsequently amended on October 24, 2001 to reflect that EquiServe Trust Company, N.A. had succeeded First Chicago as the rights agent. The Rights Agreement has certain anti-takeover provisions, which will cause substantial dilution to a person or group that attempts to acquire us. Our board of directors may redeem the rights at a nominal cost at any time before a person acquires 15% or more of our outstanding common stock, which allows board-approved transactions to proceed.

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

   In connection with the sale of common stock described below under "Financing," the Rights Agreement was amended on August 8, 2001. The amendment provided an exemption to one of the acquirors of the common stock from the 15% ownership threshold described above, provided that the acquiror is the beneficial owner of less than 20% of our common stock.

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
                                                               -----
           Long-term obligations, excluding current portion... $ 185
                                                               =====

  Other commitments

   As part of our agreements with our suppliers, suppliers may procure resources and material expected to be used for the manufacture of our product in accordance with our production schedule provided to them. In the event these items are not used in the quantities submitted as part of the production schedule or material becomes obsolete as a result of production timing, material changes or design changes, we may be responsible for compensating our suppliers for these procurements. As of December 31, 2001, these commitments were not significant.

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

   We entered into several corporate purchasing agreements, including with AmeriNet Inc., Kaiser Permanente, Novation LLC, Broadlane, Inc. and Premier Inc. These agreements provide for favorable pricing, preferential availability and notification periods. In addition, these contract provide for the payment of an administrative fee equal to 2% to 3% of the purchase price for our products. We recorded such fees in sales and marketing expenses related to these agreements in the amounts of approximately $236,000 in 2001, $22,000 in 2000 and none in 1999.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

   The following table sets forth the name and age of each director, the positions and offices held by the director with us and the period during which he has served.

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

Director Compensation

   Directors who are employees of SonoSite do not receive any fee for their services as directors. Directors who are not employees of SonoSite are paid an annual retainer plus $1,000 for each sequence of board of directors and committee meetings attended. Any nonemployee director serving as Chairman of the board is paid an additional annual retainer. We also reimburse directors for reasonable expenses they incur in attending meetings of the board. In 2001, the annual retainer for nonemployee directors was $16,000, and the additional annual retainer for the Chairman was $75,000. The board of directors has approved an increase, effective January 1, 2002, in the annual retainer from $16,000 to $20,000 for nonemployee directors who are not the Chairman. The board of directors has not approved any change in the annual retainer for the Chairman.

   Directors are eligible to receive options to purchase shares of our common stock under our 1998 Option, Stock Appreciation Right, Restricted Stock, Stock Grant and Performance Unit Plan, or 1998 Plan. Under the 1998 Plan, we have established a program under which each nonemployee director automatically receives an option to purchase 10,000 shares of our common stock on the date of his or her initial election or appointment as director. Each nonemployee director thereafter receives an option to purchase 5,000 shares of our common stock immediately following the next year's annual meeting of shareholders and each annual meeting of shareholders thereafter for as long as the director serves on our board of directors. In lieu of these grants, a nonemployee director elected as Chairman of our board will receive, upon his or her initial election to this position, an option to purchase 25,000 shares of our common stock. The Chairman will thereafter automatically receive an option to purchase 10,000 shares of our common stock immediately following the next year's annual meeting of shareholders and each annual meeting of shareholders thereafter. All options have an exercise price equal to the fair market value of the common stock on the date of grant. Options vest in full and become exercisable 12 months after the date of grant, assuming a director's continued service on our board of directors during this time. Options expire on the tenth anniversary of the date of grant, subject to earlier termination if a director ceases to be a director. Immediately prior to a merger, consolidation, liquidation or similar reorganization of SonoSite, an option granted under the 1998 Plan may be exercised in whole or in part, regardless of whether the vesting schedule for the options has been satisfied.

   The board of directors has approved an increase, effective upon the conclusion of our 2002 annual meeting of shareholders, in the initial option grant from 10,000 to 20,000 shares and in the annual option grant from 5,000 to 15,000 shares of common stock for nonemployee directors who are not the Chairman. The board of directors has not approved any change in the number of options to be granted to the Chairman.

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

Change-in-Control Arrangements

   Change-in-Control Agreements. We have entered into change-in-control agreements with Messrs. Garrett, Goodwin and Schuh and Dr. Quistgaard. These agreements, which are substantially similar to each other, become effective upon a change in control of SonoSite (as defined in the agreements). After such change in control, if the executive continues to be employed by the surviving company, the executive will receive an annual base salary that is no less than the annual base salary in effect immediately before the change in control and an annual bonus equal to at least the average of the three annual bonuses paid to the executive in the three years prior to the change in control. The executive also will be entitled to continue participating in our employee benefits plans and welfare benefits plans or programs. If the executive is terminated for cause or after the expiration of his change-in-control agreement, or if he terminates his employment other than for good reason, the executive will receive only his salary and any accrued benefits for the period of service prior to such termination. The agreements also provide that if, following a change in control, the executive's employment is terminated for any reason other than death, disability or for cause, or if the executive terminates his employment for good reason, we must make severance payments equal to two times the sum of the executive's annual base salary and an additional payment equal to the percentage of the executive's base salary that was paid as bonus for the fiscal year ended immediately prior to the change in control or, if no bonus was paid in the prior year, an additional payment of 10% of base salary. The agreements also provide for payments to the executive if the executive suffers a disability while employed by us and provides for payments to the executive's estate if the executive dies while employed by us.

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

                                                        Number of    Percent of
                                                          Shares       Shares
                                                       Beneficially Beneficially
      Name and Address of Beneficial Owner                Owned        Owned
      ------------------------------------             ------------ ------------
State of Wisconsin Investment Board (1)...............  1,955,477      17.21%
       121 East Wilson Street
       Madison, WI 53702
WM Advisors (2).......................................  1,318,468      11.60
       1201 Third Avenue, Suite 1400
       Seattle, WA 98101
ICM Asset Management (3)..............................    866,061       7.62
       601 West Main Avenue, Suite 600
       Spokane, WA 99201
Capital Guardian Trust Company (4)....................    630,200       5.55
       11100 Santa Monica Blvd.
       Los Angeles, CA 90025
Kevin M. Goodwin (5)..................................    157,184       1.38
Kirby L. Cramer (6)...................................     89,632        *
Jens U. Quistgaard, Ph.D. (7).........................     79,137        *
Dennis A. Sarti, M.D. (8).............................     50,000        *
Jacques Souquet, Ph.D. (9)............................     43,387        *
Jeffrey Pfeffer, Ph.D. (10)...........................     27,800        *
William G. Parzybok, Jr. (11).........................     27,000        *
Michael J. Schuh (12).................................     23,000        *
Edward V. Fritzky (11)................................     21,000        *
Bradley G. Garrett (11)...............................     20,000        *
Ernest Mario, Ph.D. (13)..............................     20,000        *
Steven R. Goldstein, M.D. (14)........................     10,000        *
Richard S. Schneider, Ph.D............................         --         --
All directors and executive officers as a group
  (13 people) (15)....................................    568,140       5.00

--------
  *  Less than one percent.

 (1) According to a Schedule 13G/A filed by the State of Wisconsin Investment Board, or SWIB, on February 13, 2002, SWIB has sole voting and dispositive power over all 1,955,477 shares of our common stock beneficially owned by SWIB as of December 31, 2001.
 (2) Based on publicly available information as of December 31, 2001.
 (3) According to a Schedule 13G/A filed by ICM Asset Management, Inc., or ICM, on February 5, 2002, ICM beneficially owned 866,061 shares of our common stock as of December 31, 2001. ICM claims in its Schedule 13G/A to have sole voting or dispositive power over none of the shares, and shared voting power over 537,072 shares and shared dispositive power over all 866,061 shares. According to ICM's Schedule 13G/A, ICM is a registered investment advisor whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares, and no individual client's holdings constitute more than 5% of the outstanding shares of our common stock.
 (4) According to a Schedule 13G/A filed on February 11, 2002 by Capital Guardian Trust Company, or Capital Guardian jointly with its parent holding company, Capital Group International, Inc., Capital Guardian was the deemed beneficial owner of 630,200 shares of our common stock as of December 31, 2001 (although Capital Guardian disclaims beneficial ownership pursuant to Rule 13d-4 under the Exchange Act). Capital guardian claims sole voting power over 460,000 shares, sole dispositive power over all 630,200 shares, and shared voting or dispositive power as to none of the shares.
 (5) Includes 127,500 shares subject to options exercisable within 60 days of December 31, 2001 and 10,602 shares held in an individual retirement account.
 (6) Includes 45,000 shares subject to options exercisable within 60 days of December 31, 2001 and 2,000 shares held by Mr. Cramer's spouse.
 (7) Includes 77,637 shares subject to options exercisable within 60 days of December 31, 2001 and 1,500 shares held in an Individual Retirement Account.
 (8) Includes 20,000 shares subject to options exercisable within 60 days of December 31, 2001 and 25,000 shares over which Dr. Sarti and his spouse share voting power and are held in the Sarti Family Trust.
 (9) Includes 27,664 shares subject to options exercisable within 60 days of December 31, 2001.
(10) Includes 20,000 shares subject to options exercisable within 60 days of December 31, 2001 and 7,800 shares over which Dr. Pfeffer and his spouse share voting and dispositive power.
(11) Includes 20,000 shares subject to options exercisable within 60 days of December 31, 2001.
(12) Includes 20,000 shares subject to options exercisable within 60 days of December 31, 2001 and 1,000 shares held in an Individual Retirement Account.
(13) Includes 15,000 shares subject to options exercisable within 60 days of December 31, 2001 and 5,000 shares held by Dr. Mario's spouse.
(14) Includes 10,000 shares subject to options exercisable within 60 days of December 31, 2001.
(15) Includes 422,801 shares subject to options exercisable within 60 days of December 31, 2001.

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

  4.3(F)    Amendment to Rights Agreement, dated October 24, 2001

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

 10.8(A)    Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended

 10.9(F)    Third Amendment to Technology Transfer and License Agreement between ATL Ultrasound, Inc.
            and the registrant, dated as of March 10, 2000

 10.10(D)   Lease Agreement between Riggs & Company, a division of Riggs Bank N.A., and registrant, dated
            December 28, 1999

 10.11(D)   Distribution Agreement between Olympus Optical Co. Ltd. and the registrant, dated August 1,
            1999

 10.12(F)   Assignment of Distribution Agreement by and among Olympus Optical Co., Ltd., Olympus
            Promarketing, Inc. and the registrant, dated October 5, 2001

 23.1       Consent of KPMG LLP, independent auditors

--------
(A) Incorporated by reference to the designated exhibit included in the Company's Registration Statement on Form S-1 (Registration No. 333-71457).
(B) Incorporated by reference to the designated exhibit included in the Company's report on Form 10 (SEC File No. 000-23791).
(C) Incorporated by reference to the designated exhibit included in the Company's report on Form 10-K for the year ended December 31, 1998 (SEC File No. 000-23791).
(D) Incorporated by reference to the designated exhibit included in the Company's report on Form 10-K for the year ended December 31, 1999 (SEC File No. 000-23791).
(E) Incorporated by reference to the designated exhibit included in the Company's report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-23791).
(F) Incorporated by reference to the designated exhibit included in the Company's report on Form 10-K for the year ended December 31, 2001 (SEC File No. 000-23791).

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

                                               SONOSITE, INC.

                                               By:     /S/  MICHAEL J. SCHUH
                                                   -----------------------------
                                                         Michael J. Schuh
                                                   Vice President-Finance, Chief
                                                             Financial
                                                      Officer, Secretary and
                                                             Treasurer

   Date: April 1, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 1st day of April 2002.


     *  KIRBY L. CRAMER       Chairman of the Board
-----------------------------
       Kirby L. Cramer

    /S/  KEVIN M. GOODWIN     President, Chief Executive
-----------------------------   Officer and Director
      Kevin M. Goodwin          (Principal Executive
                                Officer)

    /S/  MICHAEL J. SCHUH     Vice President-Finance, Chief
-----------------------------   Financial Officer,
      Michael J. Schuh          Secretary and Treasurer
                                (Principal Financial and
                                Accounting Officer)

    *  EDWARD V. FRITZKY      Director
-----------------------------
      Edward V. Fritzky

*  STEVEN R. GOLDSTEIN, M.D.  Director
-----------------------------
  Steven R. Goldstein, M.D.

   *  ERNEST MARIO, PH.D.     Director
-----------------------------
     Ernest Mario, Ph.D.

 *  WILLIAM G. PARZYBOK, JR.  Director
-----------------------------
  William G. Parzybok, Jr.

  *  JEFFREY PFEFFER, PH.D.   Director
-----------------------------
   Jeffrey Pfeffer, Ph.D.

  *  DENNIS A. SARTI, M.D.    Director
-----------------------------
    Dennis A. Sarti, M.D.

  *  RICHARD S. SCHNEIDER,    Director
           PH.D.
-----------------------------
 Richard S. Schneider, Ph.D.

 *  JACQUES SOUQUET, PH.D.    Director
-----------------------------
   Jacques Souquet, Ph.D.


*By:   /s/  Michael J. Schuh
     -------------------------
         Michael J. Schuh
         Attorney-in-fact

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

  4.3(F)    Amendment to Rights Agreement, dated October 24, 2001

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

 10.8(A)    Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended

 10.9(F)    Third Amendment to Technology Transfer and License Agreement between ATL Ultrasound, Inc.
            and the registrant, dated as of March 10, 2000

 10.10(D)   Lease Agreement between Riggs & Company, a division of Riggs Bank N.A., and registrant, dated
            December 28, 1999

 10.11(D)   Distribution Agreement between Olympus Optical Co. Ltd. and the registrant, dated August 1,
            1999

 10.12(F)   Assignment of Distribution Agreement by and among Olympus Optical Co., Ltd., Olympus
            Promarketing, Inc. and the registrant, dated October 5, 2001

 23.1       Consent of KPMG LLP, independent auditors

--------
(A) Incorporated by reference to the designated exhibit included in the Company's Registration Statement on Form S-1 (Registration No. 333-71457).
(B) Incorporated by reference to the designated exhibit included in the Company's report on Form 10 (SEC File No. 000-23791).
(C) Incorporated by reference to the designated exhibit included in the Company's report on Form 10-K for the year ended December 31, 1998 (SEC File No. 000-23791).
(D) Incorporated by reference to the designated exhibit included in the Company's report on Form 10-K for the year ended December 31, 1999 (SEC File No. 000-23791).
(E) Incorporated by reference to the designated exhibit included in the Company's report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-23791).
(F) Incorporated by reference to the designated exhibit included in the Company's report on Form 10-K for the year ended December 31, 2001 (SEC File No. 000-23791).