Form 10-K/A
period 2001-12-31
SONOSITE INC
filed 2002-04-16
CIK 1055355

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                               -----------------

                                  FORM 10-K/A
                                AMENDMENT NO. 2
                       FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

================================================================================

                                SONOSITE, INC.
                         ANNUAL REPORT ON FORM 10-K/A

                               EXPLANATORY NOTE

   This amendment amends the annual report on Form 10-K of SonoSite, Inc., as filed with the Securities and Exchange Commission on February 22, 2002 and as amended by the annual report on Form 10-K/A filed with the Securities and Exchange Commission on April 1, 2002. The disclosure in Items 1 and 7 has been amended from the previously filed amended annual report on Form 10-K/A.

                                   CONTENTS

                                                                                                   Page No.
                                                                                                   --------
PART I............................................................................................     1
     Item 1.     Business.........................................................................     1
                 Important Factors That May Affect Our Business, Our Results of Operations and Our
                   Stock Price....................................................................     9
     Item 2.     Properties.......................................................................    20
     Item 3.     Legal Proceedings................................................................    20
     Item 4.     Submission of Matters to a Vote of Security Holders..............................    20
PART II...........................................................................................    21
     Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters............    21
     Item 6.     Selected Financial Data..........................................................    22
     Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
                   Operations.....................................................................    23
     Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.......................    29
     Item 8.     Financial Statements and Supplementary Data......................................    30
     Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
                   Disclosure.....................................................................    52
PART III..........................................................................................    53
     Item 10.    Directors and Executive Officers of the Registrant...............................    53
     Item 11.    Executive Compensation...........................................................    57
     Item 12.    Security Ownership of Certain Beneficial Owners and Management...................    60
     Item 13.    Certain Relationships and Related Transactions...................................    61
PART IV...........................................................................................    63
     Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................    63

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

   . Maintain product and technology leadership. We believe our products represent the most advanced technology in high performance, highly miniaturized, hand-carried, all-digital ultrasound devices. We are committed to maintaining this technological advantage by continuing to enhance our existing products and to create new ones. We employ over 50 people in research and development dedicated to creating the next generation of SonoSite products. We intend to introduce a new ultrasound imaging product in the second half of 2002 that we believe has the potential to significantly expand our user base. We discuss this product in greater detail in "Our Products" below.

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

   In addition to the above products, we intend to introduce a new ultrasound imaging product in the second half of 2002. We expect that this new product will facilitate the development of the "imaging physical" by enabling physicians to easily and affordably use ultrasound imaging in routine physical examinations. Although we have not finished product development, we anticipate introducing the product to market in the second half of 2002. We anticipate that the product will have fewer imaging features than our current ultrasound imaging devices, will include a single integrated transducer and will be marketed primarily to primary care physicians. We estimate our initial potential market in the United States to be approximately $380 million for this new product.

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

   We are committed to developing and protecting our intellectual property and, where appropriate, file patent applications to protect our technology. We own five U.S. patents relating to various aspects of our products, including the weight of digital beamformers, beamforming capabilities, digital conversion circuitry, transceiver circuitry and circuit integration. Subject to our paying maintenance fees, four of these patents will remain in force until they expire on June 28, 2016, and the fifth will remain in force until it expires on May 3, 2020. We currently have five U.S. patent applications for which notices of allowance have been granted, and 13 other U.S. patent applications pending. We own two foreign patents relating to our products, and we currently have 27 foreign patent applications pending. In addition, we have one Patent Cooperation Treaty application pending, which could mature into several pending patent applications at our election. We consider all of our patents to be significant to our business.

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

   Additionally, under the terms of our spin-off from ATL, the handheld ultrasound technology assigned to us by ATL remains subject to rights reserved or acquired by the U.S. government in connection with the original research funding provided to ATL by the U.S. Office of Naval Research to develop that technology. Specifically, under the standard patent rights afforded the U.S. government in connection with government-funded scientific research and included in ATL's original development agreement with the Office of Naval Research, the U.S. government holds what are commonly known as "march-in" rights--a nonexclusive, nontransferrable, irrevocable, fully paid worldwide license to manufacture or have manufactured for use by the U.S. government any inventions conceived or first reduced to practice by ATL during the course of its government-funded research. As we expect to be able to fulfill anticipated purchases of our products by the U.S. government, we do not currently expect any exercise by the U.S. government of its march-in rights.

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

   We have incurred net losses in each quarter since we commenced operations. As of December 31, 2001, we had an accumulated deficit of approximately $77.9 million. Although we will continue to incur additional losses in the near term, we expect to achieve one or more profitable quarters within the next several quarters. Even if we do achieve one or more profitable quarters, however, we may be unable to sustain or increase future profitability on a quarterly or annual basis. Additionally, our losses may increase if we cannot increase or sustain our revenue. Our revenue from product sales has been insufficient to cover our expenses, and we expect that our operating expenses will substantially increase in the foreseeable future as we expand our sales and marketing infrastructure, our manufacturing capability and possibly our product development activities. Our expansion efforts, to be successful, may require more funding than we currently anticipate. Accordingly, we will need to generate significant additional sales revenue in the future before we will be able to sustain or increase profitability. If we cannot generate such revenue, we may never be profitable. If we fail to achieve or sustain profitability, the market price for our common stock will likely fall.

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

   We may become involved in the defense and prosecution, if necessary, of intellectual property suits, patent interferences, opposition proceedings and other administrative proceedings. For example, on July 24, 2001, Neutrino Development Corporation filed a complaint against us, which alleged that our sale and manufacture of our hand-carried ultrasound devices infringed upon a patent held by Neutrino. We responded to the claim, asserting alternative defenses of noninfringement and patent invalidity. In addition, we filed a counterclaim seeking a declaratory judgment of noninfringement and invalidity regarding Neutrino's patent. We also defeated Neutrino's request for a preliminary injunction preventing us from manufacturing and selling our products for the duration of the litigation. On February 20, 2002, in what is known as a "Markman" hearing, the parties presented their arguments regarding the proper construction of Neutrino's patent claims. The court has not yet ruled on the issues presented in that hearing, and may issue a ruling at any time. Although we continue to vigorously defend ourselves against this claim, this litigation may result in an adverse judgment against us. Sales of the allegedly infringing products represented virtually all of our revenue for the years ended December 31, 2001, 2000 and 1999. Through December 31, 2001, we had incurred approximately $620,000 in defense of this claim, and we expect to incur additional substantial litigation expenses until the claim is resolved.

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

The termination or other loss of our license to use certain ATL technology would significantly impair our ability to manufacture, market and sell our products.

   We license certain technology from ATL that is incorporated into our single technology platform, and we use this ATL technology in all of our hand-carried ultrasound imaging devices. Virtually all of our revenue is attributable to products incorporating this ATL technology.

   ATL may terminate our license in the event of an uncured material default by us in our obligations under the license agreement. Although many key aspects of our technology platform--including the high level of miniaturization that allows us to manufacture high performance, hand-carried, all-digital ultrasound imaging devices--are independently owned by us under the terms of our spin-off from ATL, the termination or other loss of our license to use ATL technology would significantly impair our ability to manufacture, market and sell our products. If this happens, we may be unable to generate sufficient revenues to maintain our business.

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

   Our spin-off was treated by ATL as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986. If ATL were to recognize taxable gain from the spin-off, the Internal Revenue Service, or IRS, could impose that liability on any member of the ATL consolidated group as constituted prior to the spin-off, including us. Generally, the IRS may assert that our spin-off from ATL is a taxable transaction until the expiration of the statute of limitations applicable to ATL with respect to the spin-off transaction. The expiration of the statute of limitations with respect to the spin-off transaction depends upon the actions and tax filings of ATL and the special rules applicable to spin-offs in general, which special rules could result in the extension of the general statute of limitations for an indefinite period of time. In the event of a tax liability, ATL has agreed to cover 85% of any such liability, unless the tax is imposed due to our actions solely or by ATL solely, in which case, we have agreed with ATL that the party who is solely at fault shall bear all of the tax liability. We are unaware of any actions that would result in a tax liability to us under the indemnity agreement regarding the spin-off transaction. We are aware that ATL was acquired in a transaction subsequent to the spin-off transaction, which could potentially result in the spin-off being treated as a taxable transaction, but which resulting tax liability in our view would be the sole responsibility of ATL pursuant to our agreement with ATL. ATL may refuse, however, to indemnify us for a tax liability arising out of the spin-off transaction or may argue that it did not cause the tax liability to be imposed. In such event, we may incur a significant expense for all or a portion of the taxes related to the spin-off.

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

   Since operations began, we have incurred losses. As of December 31, 2001, we had an accumulated deficit of $77.9 million. Since the sale of our first product in September 1999, sales revenues have totaled $87.9 million. Our gross margin on our sales revenue has never exceeded our expenses and therefore we continue to incur losses. We have funded our operations with our revenues, a contribution of $30.0 million from ATL in connection with the spin-off and net proceeds of $87.8 million through the issuance of shares of our common stock in public and private equity financings. In addition, we have received approximately $4.7 million from the exercise of stock options.

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

                                               SONOSITE, INC.

                                               By:     /S/  MICHAEL J. SCHUH
                                                   -----------------------------
                                                         Michael J. Schuh
                                                   Vice President-Finance, Chief
                                                             Financial
                                                      Officer, Secretary and
                                                             Treasurer

   Date: April 16, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 16th day of April 2002.


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