Form 10-Q
period 2002-03-31
SONOSITE INC
filed 2002-05-13
CIK 1055355

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2002

OR

☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to                          to

Commission file number 0-23791

SONOSITE, INC.
(Exact name of registrant as specified in its charter)

Washington (State or Other Jurisdiction of Incorporation or Organization)	91-1405022 (I.R.S. Employer Identification Number)

21919 30th Drive SE, Bothell, WA (Address of Principal Executive Offices)	98021-3904 (Zip Code)

(425) 951-1200
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	11,376,789 (Outstanding as of May 10, 2002)

SonoSite, Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2002

PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

SonoSite, Inc.

Condensed Consolidated Balance Sheets
(unaudited)

(In thousands, except share data)	March 31, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$33,664	$33,116
Accounts receivable, less allowance for doubtful accounts of $1,043 and $932	11,300	14,003
Inventories	8,474	8,299
Prepaid expenses and other current assets	888	1,017

Total current assets	54,326	56,435

Property and equipment, net	5,435	5,685
Receivable from affiliate	20	188
Other assets	1,588	870

Total assets	$61,369	$63,178

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,218	$1,914
Accrued expenses	4,081	3,816
Current portion of long-term obligations	135	131
Deferred revenue	1,522	1,248

Total current liabilities	8,956	7,109

Deferred rent	212	201
Long-term obligations, less current portion	150	185

Total liabilities	9,318	7,495

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value
Authorized shares—6,000,000
Issued and outstanding shares—none	—	—
Common stock, $.01 par value
Authorized shares—50,000,000
Issued and outstanding shares:
As of March 31, 2002—11,374,989
As of December 31, 2001—11,363,231	114	114
Additional paid-in-capital	133,552	133,470
Accumulated deficit	(81,572)	(77,901)
Accumulated other comprehensive loss	(43)	—

Total shareholders’ equity	52,051	55,683

Total liabilities and shareholders’ equity	$61,369	$63,178

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Operations
(unaudited)

(In thousands, except loss per share)	Quarters Ended March 31,
	2002	2001
Sales revenue	$12,843	$8,163
Cost of sales revenue	5,395	4,866

Gross margin on sales revenue	7,448	3,297

Operating expenses:
Research and development	3,248	3,555
Sales and marketing	6,331	5,533
General and administrative	1,490	1,129

Total operating expenses	11,069	10,217

Other income (loss):
Interest income	122	388
Interest expense	(38)	(32)
Equity in losses of affiliates	(134)	(161)

Total other income (loss)	(50)	195

Net loss	$(3,671)	$(6,725)

Basic and diluted net loss per share	$(0.32)	$(0.70)

Weighted average common and potential common shares used in computing net loss per share	11,372	9,567

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Cash Flows
(unaudited)

(In thousands)	Quarters Ended March 31,
	2002	2001
Operating activities:
Net loss	$(3,671)	$(6,725)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	576	595
Equity in losses of affiliates	134	161
Changes in operating assets and liabilities:
Accounts receivable	2,475	(1,791)
Receivable from affiliate	34	58
Inventories	(184)	1,814
Prepaid expenses and other current assets	129	525
Other assets	(20)	36
Accounts payable	1,246	(3,844)
Accrued expenses	(156)	(678)
Deferred liabilities	285	82

Net cash provided by (used in) operating activities	848	(9,767)

Investing activities:
Purchase of investments	—	(2,574)
Proceeds from maturities of investments	—	5,959
Purchase of property and equipment	(326)	(385)

Net cash provided by (used in) investing activities	(326)	3,000

Financing activities:
Repayment of long-term obligations	(31)	(102)
Exercise of stock options	82	511
Cash used for offering costs	(15)	—

Net cash provided by financing activities	36	409

Effect of exchange rate changes on cash and cash equivalents	(10)	—

Net change in cash	548	(6,358)
Cash and cash equivalents at beginning of period	33,116	11,067

Cash and cash equivalents at end of period	$33,664	$4,709

Supplemental disclosure of cash flow information:
Cash paid for interest	$38	$42

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on investment	$—	$(111)

Offering costs included in accounts payable and accrued expenses	$479	$—

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Interim Financial Information

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information furnished reflects, in the opinion of SonoSite, Inc. management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim period presented. The results of operations for the quarter ended March 31, 2002 are not necessarily indicative of our expected results for the entire year ending December 31, 2002 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001, included in our Annual Report on Form 10-K/A. Certain amounts reported in previous periods have been reclassified to conform to current presentation.

Financial Instruments

Cash equivalents

Cash equivalents consist of money market and highly liquid debt instruments with original or remaining maturities at purchase of three months or less.

Accounts receivable

In the ordinary course of business, we grant credit to a broad customer base. Of the accounts receivable balance at March 31, 2002, 61% and 39% were receivable from international and domestic parties, prior to any allowance for doubtful accounts, of which approximately $487,000 was included in other long-term assets. The same percentages as of December 31, 2001 were 58% and 42% prior to any allowance for doubtful accounts, of which approximately $283,000 was included in other long-term assets.

During the quarter ended March 31, 2002, sales revenue was 51% domestic and 49% international, compared to 44% domestic and 56% international during the quarter ended March 31, 2001.

The following table presents individual customers whose outstanding receivable balance as a percentage of total trade receivables and/or revenue as a percentage of total sales revenue exceeded 10%:

	Accounts Receivable As of		Sales Revenue For the Quarter Ended
	March 31, 2002	December 31, 2001	March 31, 2002	March 31, 2001
Japanese distributor	11%	28%	11%	15%
Middle Eastern distributor				18%

Totals	11%	28%	11%	33%

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

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out method, or market. Included in our inventories balance are demonstration products used by our sales representatives and marketing department, and items that have been shipped to customers for which revenue recognition requirements have not been met, including products whose title and custody have passed to the customer. Adjustments to cost are recorded for obsolete material, earlier generation products and refurbished product held either as saleable inventory or as demonstration product if necessary to reduce their carrying values to amounts which will result in approximately normal profit margins upon sale. Inventory items for which title has passed to customers are evaluated for recoverability based on the same process we use to evaluate collection of accounts receivable. If market conditions are less favorable than those projected by management, additional downward inventory cost adjustments may be required.

Inventories consist of the following (in thousands):

	As of
	March 31, 2002	December 31, 2001
Raw material	$3,365	$3,915
Demonstration inventory	2,146	1,789
Finished goods	2,963	2,595

Total	$8,474	$8,299

At both March 31, 2002 and December 31, 2001, finished goods includes approximately $0.8 million of inventory whose title had passed to the customer and for which revenue has not yet been recognized.

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

Direct internal and external costs for computer software developed for internal use are capitalized in accordance with SOP 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized costs are amortized using the straight-line method over the estimated useful lives beginning when each module is complete and ready for use. Such costs are insignificant for all periods presented.

The carrying value of long-lived assets is evaluated for impairment when events or changes in circumstances occur, which may indicate the carrying amount of the asset may not be recoverable. We evaluate the carrying value of the assets by comparing the estimated future cash flows generated from the use of the asset and its eventual disposition with the assets’ reported net book value.

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

Accumulated Other Comprehensive Loss

Other comprehensive loss consists of net unrealized losses on investments and translation adjustments for fluctuations in currency exchange rates for intercompany transactions.

The following presents the components of comprehensive loss (in thousands):

	For the Quarter Ended
	March 31, 2002	March 31, 2001
Net loss	$(3,671)	$(6,725)
Other comprehensive loss:
Translation adjustment	(43)	—
Unrealized loss on investments	—	(111)

Comprehensive loss	$(3,714)	$(6,836)

Net Loss per Share

Basic and diluted net loss per share was computed by dividing the net loss by the weighted average common shares outstanding exclusive of unvested restricted shares. Outstanding options to purchase our shares and our unvested restricted shares were not included in the computations of diluted net loss per share because to do so would be antidilutive. As of March 31, 2002, our outstanding options totaled 2,715,718. There were no unvested restricted shares remaining as of March 31, 2002. As of March 31, 2001, our outstanding options and unvested restricted shares totaled 2,286,474.

The following is a reconciliation of the numerator and denominator of the basic loss per share calculations (in thousands, except loss per share):

	For the Quarter Ended March 31, 2002			For the Quarter Ended March 31, 2001
	Loss	Shares	LPS	Loss	Shares	LPS
Weighted average shares outstanding		11,372			9,568
Weighted average unvested restricted stock		—			(1)

Basic and diluted loss per share	$(3,671)	11,372	$(.32)	$(6,725)	9,567	$(.70)

Subsequent to March 31, 2002, our shareholders on April 30, 2002 approved an additional 500,000 shares available for issuance under the SonoSite, Inc. 1998 Stock Option Plan (previously known as the SonoSite, Inc. 1998 Option, Stock Appreciation Right, Restricted Stock, Stock Grant and Performance Unit Plan).

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

Litigation

On July 24, 2001, Neutrino Development Corporation filed a complaint against us in U.S. District Court, Southern District of Texas, Houston Division, alleging infringement of U.S. Patent 6,221,021 by SonoSite as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180 PLUS, SonoHeart and SonoHeart PLUS devices. The complaint asserts claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorney’s fees and costs, and pre- and post-judgment interest. On August 14, 2001, we filed an answer asserting alternative defenses of non-infringement and patent invalidity, and including a counterclaim seeking a declaratory judgment of non-infringement and invalidity regarding Neutrino’s patent. On October 4, 2001, the court denied a request by Neutrino for preliminary injunctive relief to prevent us from manufacturing and selling our products pending the ultimate disposition of the litigation. On February 20, 2002, in what is known as a “Markman” hearing, the parties presented their arguments regarding the proper construction of Neutrino’s patent claims. The court has not yet ruled on the issues presented in that hearing. We believe we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in this matter.

Segment Reporting

We currently have one operating segment. Geographic regions are determined by the shipping destination. Sales revenue by geographic location and segregated between distributor and direct sales in the United States is as follows (in thousands):

	For the Quarter Ended March 31,
	2002	2001
United States direct sales	$6,271	$3,036
United States distributor	297	570

Total United States	6,568	3,606
Japan	1,379	1,186
Other Asia (a)	650	437
Europe, Africa and the Middle East	3,115	2,619
Canada, South and Latin America	1,131	437

Total sales revenue	$12,843	$8,163

(a)	Other Asia includes China, India, Korea, Singapore and Taiwan.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standard No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets.” Statement No. 141 requires that all business combinations be accounted for under a single method—the purchase method. Use of the pooling-of-interest method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the statement, which was adopted by us on January 1, 2002. The adoption of this statement did not have a material impact on our financial statements.

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” Statement No. 144 retains many of the fundamental provisions of Statement No. 121 and provides a single method of accounting for long-lived assets to be disposed of. We adopted the provisions of Statement No. 144 for the fiscal year beginning January 1, 2002. The adoption of this statement for long-lived assets held for use did not have any impact on our financial statements. The provisions of the statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential future effects that the adoption of this statement for assets held for sale or other disposal will have on our financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements include statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. Words such as “believe,” “anticipate,” “expect” and “intend” may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties, and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under the caption “Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price” in this report. These are risks that we think could cause our actual results to differ materially from those anticipated in our forward-looking statements or from our expected or historical results. Other factors besides those described in this report could also affect actual results.

Overview

We are a leading provider of high performance, highly miniaturized, hand-carried, all-digital ultrasound imaging devices for use in a variety of clinical applications and settings. Our proprietary technologies have enabled us to design hand-carried diagnostic ultrasound devices that combine all-digital, high resolution imaging with advanced features and capabilities traditionally found on cart-based ultrasound systems. We believe that the portability, high quality and cost effectiveness of our products are expanding existing markets and will create new markets for ultrasound imaging by:

•	bringing ultrasound out of the imaging center to the patient’s bedside or the physician’s examining table; and

•	enabling physicians to conduct an “imaging physical” by incorporating ultrasound imaging into routine physical examinations.

The size and complexity of traditional ultrasound systems typically compel physicians to refer patients to a highly trained sonographer employed by an imaging center, such as a hospital’s radiology department. By providing ultrasound at the primary point of care, our hand-carried, easy-to-use devices can eliminate delays associated with the referral process and enable physicians to use ultrasound more frequently and in a wider variety of clinical settings. This increased accessibility creates the potential for enhanced patient care through earlier diagnosis of diseases and conditions.

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

We were formerly the handheld ultrasound device division of ATL Ultrasound, Inc., or ATL. On April 6, 1998, we were spun off as an independent, publicly owned Washington corporation to further the development and commercialization of high performance, highly miniaturized, hand-carried, all-digital ultrasound imaging devices. ATL retained no ownership in us following the spin-off. Under an agreement with ATL, we hold a five- year exclusive license to use any ATL ultrasound technology existing at the time of the spin-off, or created by ATL during the three years following the spin-off, in ultrasound devices weighing 15 pounds or less. On April 6, 2003, this license becomes nonexclusive and, except for ATL patented technology or registered software, will extend to use in ultrasound devices weighing more than 15 pounds. We sold our first products in September 1999.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, investments, warranty obligations, service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In connection with sales to certain specific international customers, we sometimes conclude that full collection of the related accounts receivable is not reasonably assured due to extended payment terms or the financial condition of our customer and, consequently, we do not recognize revenue or cost of revenue at the time of title transfer. In instances where collection is not reasonably assured, revenue and cost of revenue are recorded when cash is received. Additionally, in cases of nonstandard delivery and acceptance criteria, we will not recognize revenue at shipment, but rather when the delivery and acceptance criteria have been satisfied.

Valuation of inventories.    Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out method, or market. Included in our inventories balance are demonstration products used by our sales representatives and marketing department and items that have been shipped to customers for which revenue recognition requirements have not been met. Cost adjustments are recorded for obsolete material, earlier generation products and used product held either as saleable inventory or as demonstration product, if necessary to reduce their carrying values to amounts which will result in approximately normal profit margins upon sale. Inventory items for which title has passed to customers are evaluated for recoverability based on the same process we use to evaluate collection of accounts receivable.

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

Results of Operations

Revenue

Sales revenue increased to $12.8 million for the quarter ended March 31, 2002, compared to $8.2 million for the quarter ended March 31, 2001. The increase was primarily due to an increase in sales in the United States resulting from an increase in direct sales representatives.

The following represents sales revenue by region:

	For the Quarter Ended March 31,
	2002	2001
United States:
Direct sales	49%	37%
Distributor sales	2%	7%

Total U.S. sales	51%	44%
Japan	11%	15%
Europe, Africa and the Middle East	24%	32%
Canada, South and Latin America, Asia (a) and other	14%	9%

Total sales revenue	100%	100%

(a)	Asia includes China, India, Korea, Singapore and Taiwan.

Total U.S. sales increased to $6.6 million, or 51% of total revenue, for the quarter ended March 31, 2002, compared to $3.6 million, or 44%, for the quarter ended March 31, 2001, due to our new product introductions and increased selling efforts. Within the United States, direct sales increased to $6.3 million, or 49% of total revenue for the quarter ended March 31, 2002, compared to $3.0 million, or 37%, for the quarter ended March 31, 2001, due to the increase in direct sales representatives. With our transition to a direct sales force, distributor sales in the United States decreased to $297,000, or 2% of total revenue, for the quarter ended March 31, 2002 compared to $570,000, or 7%, for the quarter ended March 31, 2001.

Sales revenue from Japan increased to $1.4 million, or 11% of total revenue, for the quarter ended March 31, 2002, compared to $1.2 million, or 15%, for the quarter ended March 31, 2001, due to an increase in orders from our distributor in Japan.

Sales revenue from Europe, Africa and the Middle East increased to $3.1 million, or 24% of total revenue, for the quarter ended March 31, 2002, compared to $2.6 million, or 32%, for the quarter ended March 31, 2001, due to an increase in direct sales in the United Kingdom and our recently established operations in France, Germany and Spain.

Sales revenue from Canada, South and Latin America and Asia (excluding Japan) increased to $1.8 million, or 14% of total revenue, for the quarter ended March 31, 2002, compared to $752,000, or 9%, for the quarter ended March 31, 2001, primarily due to an increase in orders from our distributors in Mexico and China.

Gross margin

Gross margin increased to 58.0% for the quarter ended March 31, 2002, compared to 40.4% for the quarter ended March 31, 2001. The increase in gross margin was primarily due to a combination of increased selling prices and manufacturing efficiencies from higher volumes. The increased selling prices resulted primarily from an increase in the percentage of direct sales compared with distributor sales.

Operating expenses

Research and development expenses were $3.2 million for the quarter ended March 31, 2002, compared to $3.6 million for the quarter ended March 31, 2001. Research and development expenses decreased primarily due to a reduction in product development costs after the completion and introduction of the SonoHeart ELITE during the first quarter of 2002.

Sales and marketing expenses were $6.3 million for the quarter ended March 31, 2002, compared to $5.5 million for the quarter ended March 31, 2001. The increase was primarily due to an increase in direct selling expenses in the United States and Europe associated with the increase in the number of sales representatives and sales management.

General and administrative expenses were $1.5 million for the quarter ended March 31, 2002, compared to $1.1 million for the quarter ended March 31, 2001. The increase in general and administrative expenses related primarily to legal expenses incurred to defend our intellectual property rights. We expect to incur additional legal expenses as we continue to defend our patent rights in the existing patent litigation, although the timing and amount of such expenses are unknown.

Other income (loss)

For other income and loss, we reported a loss of $50,000 for the quarter ended March 31, 2002, compared to income of $195,000 for the quarter ended March 31, 2001. The decrease was primarily due to decreased interest income as a result of lower interest rates.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $33.7 million as of March 31, 2002, compared to $33.1 million as of December 31, 2001. Cash and cash equivalents were primarily invested in money market accounts.

Operating activities provided cash of $848,000 for the quarter ended March 31, 2002 compared to cash used of $9.8 million for the quarter ended March 31, 2001. The increase in cash provided in 2002 compared with 2001 was primarily due to a reduction in our net loss, a decrease in accounts receivable and an increase in accounts payable.

Investing activities used cash of $326,000 for the quarter ended March 31, 2002, compared to cash provided of $3.0 million for the quarter ended March 31, 2001. The cash used for the quarter ended March 31, 2002 was primarily due to purchases of property and equipment. The cash provided for the quarter ended March 31, 2001 was primarily due to maturities of investment securities and was partially offset by the purchases of investment securities and property and equipment.

We anticipate using cash to invest in high quality investment instruments in 2002, the extent of which will be dependent upon the interest rate environment during the year and the timing of cash flows from our operations during the year.

Financing activities provided cash of $36,000 for the quarter ended March 31, 2002, compared to $409,000 for the quarter ended March 31, 2001. The main source of cash provided by financing activities is the exercise of employee stock options.

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

We believe that our existing cash and cash generated from operations will be sufficient to fund our operations and capital expenditure requirements for at least the next year. Nevertheless, we may experience an increased need for additional cash due to:

•	any adverse impact to our revenues or gross margins as a result of increased competition;

•	any delay or inability to collect accounts receivable timely as a result of continued or deteriorating global economic conditions;

•	a need to significantly increase our sales and marketing and research and development expenditures as a result of increased competition or new market opportunities; and

•	a need to significantly increase our sales and marketing expenditures as a result of our introduction of new products.

On February 13, 2002, our board of directors authorized the filing of a registration statement with the Securities and Exchange Commission as part of our plan to raise additional capital.

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

We currently face competition from companies that manufacture cart-based and portable ultrasound devices. The dominant competitors in this industry are GE Medical Systems, a unit of General Electric Company, Siemens AG and Philips Medical Systems, a unit of Koninklijke Philips Electronics, N.V. that recently purchased two other competitors, Agilent Healthcare Solutions Group and ATL, our former parent company. These competitors are very large, global organizations and have the following advantages over us:

•	greater financial and infrastructure resources;

•	larger research and development staffs

•	greater experience in product manufacturing, marketing and distribution;

•	greater brand name recognition; and

•	long-standing relationships with many of our potential customers.

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

If our competitors develop and market medical imaging devices that render our products obsolete or noncompetitive, we will be unable to compete.

The life cycles of our products are difficult to estimate. Our products could become obsolete or unmarketable if:

•	our competitors introduce ultrasound devices that are superior to ours;

•	other products using new technologies emerge; or

•	industry standards exceed our products’ capabilities.

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

The FDA requires us and our key suppliers to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our products. The FDA enforces the QSR through periodic, unannounced inspections. We, or any of our key component suppliers, may fail to comply with regulatory requirements. Failure to take corrective action in response to a QSR inspection could force a shutdown of our manufacturing operations and a recall of, or field action relating to, our products. Such failure may prevent us from meeting production schedules, minimizing manufacturing costs, maintaining quality requirements or completing product sales.

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

Our success depends on the market’s confidence that we can provide reliable, high quality medical devices. Our customers are particularly sensitive to product defects and errors because of the use of our products in medical practice. Our reputation and the public image of our products may be impaired for any of the following reasons:

•	failure of products to perform as expected;

•	a perception that our products are difficult to use; and

•	litigation concerning the performance of our products or our technology.

Even after any underlying problems are resolved, any manufacturing defects or performance errors in our products could result in lost revenue, delay in market acceptance, damage to our reputation, increased service and warranty costs and claims against us.

We have a history of losses, we expect future losses and we may never be profitable.

We have incurred net losses in each quarter since we commenced operations. As of March 31, 2002, we had an accumulated deficit of approximately $81.6 million. Although we will continue to incur additional losses in the near term, we expect to achieve one or more profitable quarters within the next several quarters. Even if we do achieve one or more profitable quarters, however, we may be unable to sustain or increase future profitability on a quarterly or annual basis. Additionally, our losses may increase if we cannot increase or sustain our revenue. Our revenue from product sales has been insufficient to cover our expenses, and we expect that our operating expenses will substantially increase in the foreseeable future as we expand our sales and marketing infrastructure, our manufacturing capability and possibly our product development activities. Our expansion efforts, to be successful, may require more funding than we currently anticipate. Accordingly, we will need to generate significant additional sales revenue in the future before we will be able to sustain or increase profitability. If we cannot generate such revenue, we may never be profitable. If we fail to achieve or sustain profitability, the market price for our common stock will likely to fall.

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

Our operating results have fluctuated in the past, and we expect these fluctuations to continue in the foreseeable future. Many factors affecting our quarterly operating results are outside our control, including:

•	product and price competition;

•	global economic conditions;

•	performance of our third-party distributors;

•	year-end customer budget constraints and other customer buying patterns; and

•	changes in component cost and availability.

Other factors are difficult to control, including:

•	demand for our products;

•	estimating appropriate manufacturing levels for forecasted sales;

•	inventory management and obsolescence;

•	performance of our direct sales and distribution channels;

•	development of new and enhanced products;

•	product introductions and commercializations; and

•	timing and magnitude of our expenses.

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

We have historically relied on third-party distributors to sell our products in Europe. We recently commenced operations in the United Kingdom, France, Germany and Spain to sell our products directly in each of those countries. We expect to expand our European direct sales operations in the future. Establishing, maintaining and expanding these operations will require us to:

•	substantially increase our costs of operations;

•	temporarily divert existing management resources;

•	establish an efficient and self-reliant local infrastructure;

•	attract, hire and train qualified local sales and administrative personnel;

•	comply with additional local regulatory requirements; and

•	expand our information, financial, distribution and control systems to manage expanded global operations.

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

The percentage of our sales revenue originating outside the United States equaled 48% in 2001 and 53% in 2000. Of these foreign sales revenue, approximately 35% originated in Japan in 2001 and 49% in 2000. Our revenue from international sales may be adversely affected by any of the following risks:

•	currency rate fluctuations;

•	reduced protection for intellectual property rights;

•	longer receivables collection periods and greater difficulty in receivables collection;

•	localizing products for foreign markets; and

•	compliance with export laws, including license requirements, trade restrictions and tariff increases.

As of March 31, 2002, 61% of our outstanding accounts receivable balance was from international customers. Our distributor in Japan was indebted to us for approximately $1.4 million, representing 11% of our outstanding accounts receivable balance. In addition, approximately 5% of our outstanding receivables was from a single customer in Argentina who was indebted to us for $603,000. We regularly review our receivable position in foreign countries for any indication that collection may be at risk. For example, due to current economic events in Argentina, including the decision to allow the Argentine peso to float against the U.S. dollar, we recorded an additional allowance of $102,000 on an account in Argentina during the first quarter of 2002, and we may be required to write off some or all of our Argentine receivables.

Our foreign distributors may be unwilling or unable to devote sufficient resources to market and sell our products, which could delay or reduce market acceptance and sales of our products outside the United States.

We currently depend on foreign distributors to help promote market acceptance and demand for our products in countries in which we do not have a direct sales force. For example, sales to our distributor in Japan, Olympus, represented 17% of our revenue in 2001 and 11% of our revenue in the quarter ended March 31, 2002. Foreign distributors that are in the business of distributing other medical products may not devote the resources and support required within these countries to generate awareness of our products and grow or maintain product sales. If these distributors are unwilling or unable to market and sell our products, we could experience delayed or reduced market acceptance and sales of our products outside the United States.

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

Our efforts afford only limited protection and may not adequately protect our rights to the extent necessary to sustain any competitive advantage we may have. Despite our efforts to protect our intellectual property, we may experience:

•	unauthorized use of our technology by competitors;

•	independent development of the same or similar technology by a competitor, coupled with a lack of enforceable patents on our part;

•	failure of our pending patent applications to result in issued patents;

•	successful interference actions to our patents or successful oppositions to our patents and patent applications;

•	unauthorized disclosure or use of our proprietary information by former employees or affiliates; and

•	failure by our commercial partners to comply with their obligations to share technology or use our technology in a limited manner.

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

In order to protect or enforce our patent rights, we may initiate patent litigation. In addition, others may initiate patent litigation against us. We may become subject to interference proceedings conducted in patent and trademark offices to determine the priority of inventions. There are numerous issued and pending patents in the medical device field. The validity and breadth of medical technology patents may involve complex legal and factual questions for which important legal principles may remain unresolved. In addition, because patent applications can take many years to result in issued patents and are maintained in confidence by the U.S. Patent and Trademark Office while pending, there may be currently pending applications of which we are unaware, which may later result in issued patents that our products may infringe. There could also be existing patents of which we are not aware that one or more of our products may infringe. Litigation may be necessary to:

•	assert or defend against claims of infringement;

•	enforce our issued and licensed patents;

•	protect our trade secrets or know-how; or

•	determine the enforceability, scope and validity of the proprietary rights of others.

We may become involved in the defense and prosecution, if necessary, of intellectual property suits, patent interferences, opposition proceedings and other administrative proceedings. For example, on July 24, 2001, Neutrino Development Corporation filed a complaint against us, which alleged that our sale and manufacture of our hand-carried ultrasound devices infringed upon a patent held by Neutrino. We responded to the claim, asserting alternative defenses of noninfringement and patent invalidity. In addition, we filed a counterclaim seeking a declaratory judgment of noninfringement and invalidity regarding Neutrino’s patent. We also defeated Neutrino’s request for a preliminary injunction preventing us from manufacturing and selling our products for the duration of the litigation. On February 20, 2002, in what is known as a “Markman” hearing, the parties presented their arguments regarding the proper construction of Neutrino’s patent claims. The court has not yet ruled on the issues presented in that hearing, and may issue a ruling at any time. Although we continue to vigorously defend ourselves against this claim, this litigation may result in an adverse judgment against us. Sales of the allegedly infringing products represented virtually all of our revenue for the quarter ended March 31, 2002 and the years ended December 31, 2001, 2000 and 1999. Through March 31, 2002, we had incurred approximately $900,000 in defense of this claim, and we expect to incur additional substantial litigation expenses until the claim is resolved.

Our involvement in intellectual property claims and litigation could:

•	divert existing management, scientific and financial resources;

•	subject us to significant liabilities;

•	allow our competitors to market competitive products without obtaining a license from us;

•	cause product shipment delays and lost sales;

•	require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all; or

•	force us to discontinue selling or modify our products, or to develop new products.

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

ATL may terminate our license in the event of an uncured material default by us in our obligations under the license agreement. Although many key aspects of our technology platform—including the high level of miniaturization that allows us to manufacture high performance, hand-carried, all-digital ultrasound imaging devices—are independently owned by us under the terms of our spin-off from ATL, the termination or other loss of our license to use ATL technology would significantly impair our ability to manufacture, market and sell our products. If this happens, we may be unable to generate sufficient revenue to maintain our business.

If healthcare reimbursement practices or reform restricts coverage available to our customers for the use of our products, we may experience limited market acceptance of our products.

Market acceptance of our products depends in part on the extent to which our customers will receive reimbursement for the use of our products from governmental authorities, private health insurers and other third-party payors. Our customers currently receive reimbursement for ultrasound procedures performed using our products consistent with reimbursement criteria applicable to ultrasound procedures generally. The continuing efforts of governmental authorities, private health insurers and other third-party payors to contain or reduce the costs of healthcare through various means may, however, limit market acceptance of our products. Increasing efforts by governmental and third-party payors, such as Medicare, private insurance plans and managed care organizations, to contain or reduce healthcare costs may affect our ability to market our current products, commercialize our potential products and become profitable. Reimbursement coverage, to the extent available, may not be adequate to enable us to achieve market acceptance of our products. In addition, we believe that third-party payors will attempt to reduce healthcare costs by limiting both coverage and level of reimbursement for new products cleared by the FDA or comparable foreign agencies. Our products enable new kinds of medical procedures involving novel ultrasound applications for which there is no reimbursement history. The efforts of government and third-party payors to contain or reduce the cost of healthcare could restrict physicians’ and other healthcare providers’ willingness to select our products and implement new ultrasound procedures, which could delay or reduce market acceptance of our products.

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

Our products, our manufacturing activities and the manufacturing activities of our third-party medical device manufacturers are subject to extensive regulation by a number of governmental agencies, including the FDA and comparable international agencies. Our third-party manufacturers and we are or will be required to:

•	obtain prior clearance or approval from these agencies before we can market and sell our products;

•	undergo rigorous inspections by domestic and international agencies; and

•	satisfy content requirements for all of our sales and promotional materials.

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

Our business exposes us to the risk of product liability, malpractice or warranty claims inherent in the sale and support of medical device products, including those based on claims that the use or failure of one of our products resulted in a misdiagnosis or harm to a patient. Such claims may damage our reputation by raising questions about our products’ safety and efficacy, and could interfere with our efforts to market our products. Although to date we have not been involved in any medical malpractice or product liability litigation, we may incur significant liability if such litigation were to occur. We may also face adverse publicity resulting from product field actions or regulatory proceedings brought against us. Although we currently maintain liability insurance in amounts we believe are commercially reasonable, any product liability we incur may exceed our insurance coverage. Liability insurance is expensive and may cease to be available on acceptable terms, if at all. A product liability or other claim or product field action not covered by our insurance or exceeding our coverage could significantly impair our financial condition. In addition, a product field action or a liability claim against us could significantly harm our reputation and make it more difficult to obtain the funding and commercial relationships necessary to maintain our business.

If our stock price continues to be volatile, your shares may decline in value.

The market price for our common stock, as well as for securities of emerging growth companies generally, has been volatile in the past and is likely to continue to be volatile. You may be unable to resell your shares at or above the price you paid due to a number of factors, many of which are beyond our control, including:

•	the difference between quarterly operating results and those expected by investors or securities analysts;

•	changes in earnings estimates by analysts;

•	the loss of significant orders;

•	announcements of technological innovations or new products by our competitors;

•	changes in the structure of healthcare financing and payment systems;

•	general conditions in the medical industry or global economy;

•	a lack of liquidity in the market for our stock; and

•	significant sales of our common stock by one or more of our shareholders.

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

Additionally, our acquisition may be made more difficult or expensive by the following:

•	change of control provisions in our license agreement with ATL, which require us to pay ATL:

•
$150 million if, prior to April 6, 2003, any single person or entity obtains, directly or indirectly, voting control of a majority of our common stock or the power to elect our entire board of directors; or

•
$75 million if, at any time between April 6, 2003 and April 6, 2006, any single person or entity engaged in the medical diagnostic imaging business, other than through the sale or manufacture of our products, obtains, directly or indirectly, voting control of a majority of our common stock or the power to elect our entire board of directors;

•	acceleration provisions in benefit plans and change-in-control agreements with our employees; and

•
our shareholder rights plan, which is designed to dilute a hostile acquiror’s interest so that the acquisition becomes prohibitively expensive. Under our rights plan, each of our shareholders has one share purchase right for each share of common stock held, with each right having an exercise price approximating our board of directors’ estimate of the long-term value of one share of our common stock. The rights are triggered if an acquiror acquires, or successfully makes a tender offer for, 15% or more of our outstanding common stock. In such event, each shareholder other than the acquiror would have the right to purchase, at the exercise price, a number of newly issued shares of our capital stock at a 50% discount. If the acquiror were to acquire 50% or more of our assets or earning power, each shareholder would have the right to purchase, at the exercise price, a number of shares of acquiror’s stock at a 50% discount. Our board of directors may redeem the rights at a nominal cost at any time before a person acquires 15% or more of our outstanding common stock, which allows board-approved transactions to proceed. In addition, our board of directors may exchange all or part of the rights (other than rights held by the acquiror) for such number of shares of our common stock equal in value to the exercise price. Such an exchange produces the desired dilution without actually requiring our shareholders to purchase shares. Our rights plan excludes SWIB’s ownership of our common stock so long as such ownership does not reach 20% of our outstanding common stock.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

Our exposure to market risk, as it relates to changes in interest rates, is not considered to be significant due to the short-term nature of our investments currently. Nearly all funds are held in money market accounts. If we were to invest these funds, our investment policy requires us to invest in high quality, short-term instruments with companies rated A or better by Moody’s or Standard and Poor’s or commercial paper rated A-1 or P-1 or better.

As of March 31, 2002, we held $33.7 million in cash and cash equivalents and had no investments in debt securities. As of December 31, 2001, we held $33.1 million in cash and cash equivalents and had no investments in debt securities.

Foreign currency risk

Except for sales transacted by our joint venture in China and by our wholly owned subsidiaries, we transact all our sales in U.S. dollars, or USDs; therefore, the obligations of our international customers are in USDs. Our exposure to risk from fluctuations in foreign currencies relates primarily to the strengthening of the USD against the local currency of our international customers, which may impact our ability to collect amounts owed by our international customers.

As of March 31, 2002, 61% of our outstanding accounts receivable balance was from international customers, of which 14%, or approximately $1.8 million, was denominated in a currency other than USDs. Total sales for the quarter ended March 31, 2002 denominated in a currency other than USDs were approximately $2.0 million. The British pound represented the majority of financial transactions executed in a currency not denominated in USDs. A change in exchange rates compared to the USD of 10% would not have a significant impact on our statement of financial position or results of operations. Historically, the impact on us of changes in the exchange rates compared to the USD has been insignificant. We regularly review our receivable position in foreign countries for any indication that collection may be at risk. A single customer in Argentina was indebted to us for $603,000 at March 31, 2002, for which an additional allowance of $102,000 was recorded in the first quarter of 2002 as a result of economic conditions in Argentina. In addition, we utilize letters of credit where they are warranted in order to mitigate our collection risk.

PART II:  OTHER INFORMATION

Item 1.    Legal Proceedings

On July 24, 2001, Neutrino Development Corporation filed a complaint against us in U.S. District Court, Southern District of Texas, Houston Division, alleging infringement of U.S. Patent 6,221,021 by SonoSite as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180 PLUS, SonoHeart and SonoHeart PLUS devices. The complaint asserts claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorney’s fees and costs, and pre- and post-judgment interest. On August 14, 2001, we filed an answer asserting alternative defenses of non-infringement and patent invalidity, and including a counterclaim seeking a declaratory judgment of non-infringement and invalidity regarding Neutrino’s patent. On October 4, 2001, the court denied a request by Neutrino for preliminary injunctive relief to prevent us from manufacturing and selling our products pending the ultimate disposition of the litigation. On February 20, 2002, in what is known as a “Markman” hearing, the parties presented their arguments regarding the proper construction of Neutrino’s patent claims. The court has not yet ruled on the issues presented in that hearing. We believe we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in this matter.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Description
10.1
SonoSite, Inc. 1998 Stock Option Plan, as amended and restated on February 13, 2002 (previously known as the SonoSite, Inc. 1998 Option, Stock Appreciation Right, Restricted Stock, Stock Grant and Performance Unit Plan)

10.2	SonoSite, Inc. 1998 Nonofficer Employee Stock Option Plan, as amended and restated on February 13, 2002

(b)  Reports on Form 8-K

No reports were filed on Form 8-K during the quarter ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOSITE, INC. (Registrant)

Dated:	May 13, 2002	By:	/s/ MICHAEL J. SCHUH
Michael J. Schuh Vice President-Finance, Chief Financial Officer and Secretary (Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1
SonoSite, Inc. 1998 Stock Option Plan, as amended and restated on February 13, 2002 (previously known as the SonoSite, Inc. 1998 Option, Stock Appreciation Right, Restricted Stock, Stock Grant and Performance Unit Plan)

10.2	SonoSite, Inc. 1998 Nonofficer Employee Stock Option Plan, as amended and restated on February 13, 2002