Form 10-Q
period 2002-06-30
SONOSITE INC
filed 2002-08-13
CIK 1055355

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2002

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

Yes    ☒    No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	14,081,613 (Outstanding as of August 12, 2002)

SonoSite, Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2002

Table of Content s

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

SonoSite, Inc.

Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2002	December 31, 2001
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$71,693	$33,116
Accounts receivable, less allowance for doubtful accounts of $768 and $932	14,002	14,003
Inventories	8,644	8,299
Prepaid expenses and other current assets	1,329	1,017

Total current assets	95,668	56,435

Property and equipment, net	5,873	5,685
Receivable from affiliate	—	188
Other assets	800	870

Total assets	$102,341	$63,178

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,698	$1,914
Accrued expenses	4,592	3,816
Current portion of long-term obligations	356	131
Deferred revenue	1,973	1,248

Total current liabilities	9,619	7,109

Deferred rent	224	201
Long-term obligations, less current portion	60	185

Total liabilities	9,903	7,495

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value
Authorized shares – 6,000,000
Issued and outstanding shares – none	—	—
Common stock, $.01 par value:
Authorized shares – 50,000,000
Issued and outstanding shares:
As of June 30, 2002 – 14,077,262
As of December 31, 2001 – 11,363,231	141	114
Additional paid-in-capital	176,163	133,470
Accumulated deficit	(84,062)	(77,901)
Accumulated other comprehensive income	196	—

Total shareholders’ equity	92,438	55,683

Total liabilities and shareholders’ equity	$102,341	$63,178

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands, except loss per share)

Revenue	$16,600	$10,283	$29,443	$18,446
Cost of revenue	6,944	5,325	12,339	10,191

Gross margin	9,656	4,958	17,104	8,255

Operating expenses:
Research and development	3,095	3,231	6,343	6,786
Sales and marketing	7,715	5,523	14,046	11,055
General and administrative	1,424	957	2,914	2,086

Total operating expenses	12,234	9,711	23,303	19,927

Other income (loss):
Interest income	173	62	295	450
Interest expense	(42)	(36)	(80)	(69)
Equity in losses of affiliates	(43)	(16)	(177)	(177)
Loss on investments	—	(290)	—	(290)

Total other income (loss)	88	(280)	38	(86)

Net loss	$(2,490)	$(5,033)	$(6,161)	$(11,758)

Basic and diluted net loss per share	$(0.20)	$(0.52)	$(0.51)	$(1.23)

Weighted average common and potential common shares used in computing net loss per share	12,623	9,623	12,001	9,595

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2002	2001

	(In thousands)
Operating activities:
Net loss	$(6,161)	$(11,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on investments	—	290
Depreciation and amortization	1,228	1,200
Equity in loss of affiliates	177	177
Changes in operating assets and liabilities:
Accounts receivable	207	(3,095)
Receivable from affiliates	26	(101)
Inventories	(294)	5,093
Prepaid expenses and other current assets	(235)	760
Other assets	(45)	(360)
Accounts payable	784	(3,715)
Accrued expenses	494	(473)
Deferred liabilities	748	345

Net cash used in operating activities	(3,071)	(11,637)

Investing activities:
Purchase of investments	—	(2,573)
Proceeds from maturities of investments	—	12,604
Purchase of equipment	(1,329)	(718)

Net cash provided by (used in) investing activities	(1,329)	9,313

Financing activities:
Proceeds from sale of common shares	42,885	—
Repayment of long-term obligations	(64)	(286)
Exercise of stock options	102	617

Net cash provided by financing activities	42,923	331

Effect of exchange rate changes on cash and cash equivalents	54	—

Net change in cash	38,577	(1,993)
Cash and cash equivalents at beginning of period	33,116	11,067

Cash and cash equivalents at end of period	$71,693	$9,074

Supplemental disclosure of cash flow information:
Cash paid for interest	$80	$42

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued expenses	$267	$—

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Interim Financial Information

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information furnished reflects, in the opinion of SonoSite, Inc. management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim period presented. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of our expected results for the entire year ending December 31, 2002 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001, included in our most recent Annual Report on Form 10-K/A. Certain amounts reported in previous periods have been reclassified to conform to current presentation.

Financial Instruments

Cash equivalents

Cash equivalents consist of money market and highly liquid debt instruments with original or remaining maturities at purchase of three months or less.

Accounts receivable

In the ordinary course of business, we grant credit to a broad customer base. Of the accounts receivable balance at June 30, 2002, 50% were receivable from international parties and 50% were receivable from domestic parties, prior to any allowance for doubtful accounts, of which approximately $487,000 was included in other long-term assets. The same percentages as of December 31, 2001 were 58% and 42% prior to any allowance for doubtful accounts, of which approximately $283,000 was included in other long-term assets.

For the three months ended June 30, 2002, revenue was 61% domestic and 39% international, compared to 55% domestic and 45% international for the three months ended June 30, 2001. For the six months ended June 30, 2002, revenue was 57% domestic and 43% international, compared to 50% domestic and 50% international for the six months ended June 30, 2001.

The following tables present an individual customer whose outstanding receivable balance as a percentage of total trade receivables and/or revenue as a percentage of total revenue exceeded 10%:

Accounts Receivable:
	June 30, 2002	December 31, 2001
Japanese distributor	12%	28%

Revenue:
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Japanese distributor	10%	13%	10%	14%

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

Inventories consist of the following (in thousands):

	As of
	June 30, 2002	December 31, 2001
Raw material	$3,097	$3,915
Demonstration inventory	2,094	1,789
Finished goods	3,453	2,595

Total	$8,644	$8,299

At June 30, 2002, finished goods includes approximately $0.6 million of inventory whose title has passed to the customer and for which revenue has not yet been recognized, and at December 31, 2001, finished goods includes approximately $0.8 million of inventory whose title has passed to the customer and for which revenue has not yet been recognized.

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

Accumulated Other Comprehensive Income (Loss)

Other comprehensive loss consists of net unrealized losses on investments and translation adjustments for fluctuations in currency exchange rates.

The following presents the components of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(2,490)	$(5,033)	$(6,161)	$(11,758)
Other comprehensive income (loss):
Foreign Currency Translation adjustment	239		196
Unrealized holding losses arising during the period		(137)		(248)
Less reclassification adjustment for losses included in net loss		290		290

Comprehensive loss	$(2,251)	$(4,880)	$(5,965)	$(11,716)

Net Loss per Share

Basic and diluted net loss per share was computed by dividing the net loss by the weighted average common shares outstanding exclusive of unvested restricted shares. Outstanding options to purchase our shares and our unvested restricted shares were not included in the computations of diluted net loss per share because to do so would be antidilutive. As of June 30, 2002, our outstanding options totaled 2,954,087. There were no unvested restricted shares remaining as of June 30, 2002 and approximately 1,000 at the end of June 30, 2001. As of June 30, 2001, our outstanding options and unvested restricted shares totaled 2,571,703.

Subsequent to June 30, 2002, our board of directors on July 25, 2002 approved an additional 250,000 shares available for issuance under the SonoSite, Inc. 1998 Nonofficer Employee Stock Option Plan, or NOE Plan.

Foreign Currency Translation

The functional currencies of our international subsidiaries are the local currency of the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Net revenues, costs and expenses of international operations are translated at average rates of exchange prevailing during the period. Realized and unrealized gains and losses on currency transactions were immaterial in all periods presented.

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

Segment Reporting

We currently have one operating segment. Geographic regions are determined by the shipping destination. Revenue by geographic location and segregated between distributor and direct sales in the United States is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
United States direct	$9,679	$5,012	$15,950	$8,048
United States distributor	392	621	689	1,191

Total United States	10,071	5,633	16,639	9,239
Japan	1,678	1,203	3,056	2,389
Europe, Africa and the Middle East	2,786	1,829	5,901	4,448
Canada, South and Latin America	760	1,149	1,891	1,464
Other Asia (a)	1,305	469	1,956	906

Total revenue	$16,600	$10,283	$29,443	$18,446

(a)	Other Asia primarily includes China, Korea, and Taiwan.

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

In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities. Statement No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The principal difference between Statement No. 146 and Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. Statement No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, under Issue No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002 although earlier application is encouraged. We do not expect the adoption of this statement will have a material impact on our financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements include statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. Words such as “believe,” “anticipate,” “expect” and “intend” may identify forward-looking statements, but the absence of these words does not necessaril y mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties, and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under the caption “Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price” in this report. These are risks that we think could cause our actual results to differ materially from those anticipated in our forward-looking statements or from our expected or historical results. Other factors besides the risks, uncertainties and possibly inaccurate assumptions described in this report could also affect actual results.

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

We currently focus on six key market segments: radiology, obstetrics and gynecology, emergency medicine, surgery, cardiology and vascular medicine. Our current products include the SonoSite 180PLUS, for general ultrasound imaging, and the SonoHeart ELITE, specifically configured for cardiovascular applications. These products are used together with any of our six interchangeable handheld components, or transducers, that are designed for specific clinical applications.

On June 20, 2002, we announced that we had received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, for our new iLook platform. We expect to commence sales efforts of the iLook late in the third quarter of 2002.

We were formerly the handheld ultrasound device division of ATL Ultrasound, Inc., or ATL. On April 6, 1998, we were spun off as an independent, publicly owned Washington corporation to further the development and commercialization of high performance, highly miniaturized, hand-carried, all-digital ultrasound imaging devices. ATL retained no ownership in us following the spin-off. Under an agreement with ATL, we hold a five-year exclusive license to use any ATL ultrasound technology existing at the time of the spin-off, or created by ATL during the three years following the spin-off, in ultrasound devices weighing 15 pounds or less. On April 6, 2003, this license becomes nonexclusive and, except for ATL patented technology or registered software, will extend to use in ultrasound devices weighing more than 15 pounds. We sold our first products in September 1999.

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

We believe the following critical accounting policies require our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition.    We recognize revenue on products and accessories when goods are shipped under an agreement with a customer, risk of loss and title have passed to the customer and collection of any resulting receivable is reasonably assured. For service contracts, revenue is recognized over the term of the contract. Sales discounts are recorded as a reduction in revenue.

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

Results of Operations

Revenue

Revenue increased to $16.6 million and $29.4 million for the three months and six months ended June 30, 2002, compared to $10.3 million and $18.4 million for the three months and six months ended June 30, 2001. The increase was primarily due to an increase in sales in the United States resulting from an increase in U.S. direct sales representatives.

The following represents revenue by region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
United States direct	58%	49%	54%	44%
United States distributor	3%	6%	3%	6%

Total United States	61%	55%	57%	50%
Japan	10%	12%	10%	13%
Europe, Africa and the Middle East	17%	18%	20%	24%
Canada, South and Latin America	4%	11%	6%	8%
Other Asia (a)	8%	4%	7%	5%

Total revenue	100%	100%	100%	100%

(a)	Other Asia primarily includes China, Korea, and Taiwan.

Total U.S. revenue increased to $10.1 million and $16.6 million, or 61% and 57% of total revenue, for the three months and six months ended June 30, 2002, compared to $5.6 million and $9.2 million, or 55% and 50% of total revenue, for the three months and six months ended June 30, 2001, due to our new product introductions and increased selling efforts. Within the United States, direct sales increased to $9.7 million and $16.0 million, or 58% and 54% of total revenue, for the three months and six months ended June 30, 2002, compared to $5.0 million and $8.0 million, or 49% and 44% of total revenue, for the three months and six months ended June 30, 2001, due to the increase in U.S. direct sales representatives. With our transition to a direct sales force, distributor sales in the United States decreased to $392,000 and $689,000, or 3% of total revenue, for the three months and six months ended June 30, 2002 compared to $621,000 and $1.2 million, or 6% of total revenue, for the three months and six months ended June 30, 2001.

Revenue from Japan increased to $1.7 million and $3.1 million, or 10% of total revenue, for the three months and six months ended June 30, 2002, compared to $1.2 million and $2.4 million, or 12% and 13% of total revenue, for the three months and six months ended June 30, 2001, due to an increase in orders from our distributor in Japan.

Revenue from Europe, Africa and the Middle East increased to $2.8 million and $5.9 million, or 17% and 20% of total revenue, for the three months and six months ended June 30, 2002, compared to $1.8 million and $4.4 million, or 18% and 24% of total revenue, for the three months and six months ended June 30, 2001, due to an increase in direct sales in the United Kingdom and our recently established direct sales operations in France, Germany and Spain.

Revenue from Canada, South and Latin America and Asia (excluding Japan) increased to $2.1 million and $3.8 million, or 12% and 13% of total revenue, for the three months and six months ended June 30, 2002, compared to $1.6 million and $2.4 million, or 15% and 13% of total revenue, for the three months and six months ended June 30, 2001, primarily due to an increase in orders from our distributors in China, Mexico and Brazil.

Gross margin

Gross margin increased to 58.2% and 58.1% for the three months and six months ended June 30, 2002, compared to 48.2% and 44.8% for the three months and six months ended June 30, 2001. The increase in gross margin was primarily due to an increase in the percentage of direct sales compared with distributor sales.

Operating expenses

Research and development expenses were $3.1 million and $6.3 million for the three months and six months ended June 30, 2002, compared to $3.2 million and $6.8 million for the three months and six months ended June 30, 2001. Research and development expenses decreased primarily due to a reduction in product development costs after the completion and introduction of the SonoHeart ELITE during the first quarter of 2002.

Sales and marketing expenses were $7.7 million and $14.0 million for the three months and six months ended June 30, 2002, compared to $5.5 million and $11.1 million for the three months and six months ended June 30, 2001. The increase was primarily due to an increase in direct selling expenses in the United States and Europe associated with the increase in the number of sales representatives and sales management.

General and administrative expenses were $1.4 million and $2.9 million for the three months and six months ended June 30, 2002, compared to $1.0 million and $2.1 million for the three months and six months ended June 30, 2001. The increase in general and administrative expenses is related primarily to supporting our business growth and to legal expenses incurred to defend our intellectual property rights. We expect to incur additional legal expenses as we continue to defend our patent rights in the patent litigation described below in Part II, Item1, “Legal Proceedings,” although the timing and amount of such expenses are unknown.

Other income (loss)

For other income and loss, we reported income of $88,000 and $38,000 for the three months and six months ended June 30, 2002, compared to losses of $280,000 and $86,000 for the three months and six months ended June 30, 2001. The increase was primarily due to a loss on investments of $290,000 recorded in the second quarter of 2001. We expect the losses of affiliates to decrease due to a winding down of our joint venture in China as we transition to a dealer network.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $71.7 million as of June 30, 2002, compared to $33.1 million as of December 31, 2001. The increase in cash and cash equivalents resulted from the sale of 2,700,000 shares of our common stock at $17.25 per share in May 2002. Cash and cash equivalents were primarily invested in money market accounts.

Operating activities used cash of $3.1 million for the six months ended June 30, 2002 compared to $11.6 million for the six months ended June 30, 2001. The decrease in cash used in 2002 compared with 2001 was primarily due to a reduction in our net loss.

Investing activities used cash of $1.3 million for the six months ended June 30, 2002, compared to cash provided of $9.3 million for the six months ended June 30, 2001. The cash used in 2002 was primarily due to purchases of property and equipment. The cash provided in 2001 was primarily due to maturities of investment securities and was partially offset by the purchases of investment securities and property and equipment.

We anticipate using cash to invest in high quality investment instruments in 2002, the extent of which will be dependent upon the interest rate environment during the year and the timing of cash flows from our operations during the year.

Financing activities provided cash of $42.9 million for the six months ended June 30, 2002, compared to $331,000 for the six months ended June 30, 2001. The cash provided in 2002 was primarily due to the sale of 2,700,000 shares of our common stock at $17.25 per share in May 2002.

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

The market for hand-carried, high performance ultrasound devices is new and largely undeveloped. Our products represent a new technological alternative to traditional ultrasound examinations. We seek to sell our products to current users of ultrasound, as well as to physicians and other healthcare providers who do not currently use ultrasound, and our success will depend on the acceptance of our products by the medical community, patients and third-party payors as medically useful, safe and cost-effective. Competing hand-carried or traditional cart-based ultrasound devices may be more cost-effective than our products. Physicians and other healthcare providers may adopt our products at a slow rate, if at all. If the market fails to accept our products, we will be unable to generate sufficient revenue to maintain our business.

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

We currently face competition from companies that manufacture cart-based and portable ultrasound devices. The dominant competitors in this industry are GE Medical Systems, a unit of General Electric Company, Siemens AG and Philips Medical Systems, a unit of Koninklijke Philips Electronics, N.V. that recently purchased two other competitors, Agilent Healthcare Solutions Group and ATL, our former parent company. These competitors are very large, global organizations and have the following advantages over us:

•	greater financial and infrastructure resources;

•	larger research and development staffs;

•	greater experience in product manufacturing, marketing and distribution;

•	greater brand name recognition; and

•	long-standing relationships with many of our potential customers.

These manufacturers of cart-based and portable ultrasound devices could use their greater resources to increase and withstand competition through various means, including price and payment terms, product quality, market penetration, employee compensation, hospital systems integration and complementary services such as warranty protection, maintenance and product training. Existing product supply relationships between these companies and our potential customers could discourage widespread adoption of our products due to brand loyalty or preferred customer discounts. Competition from these companies could result in higher turnover of our employees. If we are unable to respond to competitive pressures from the cart-based and portable ultrasound markets, we could experience delayed or reduced market acceptance of our products, higher expenses and lower revenue.

In addition, as the market for hand-carried, high performance ultrasound devices develops, we expect competition to increase as potential and existing competitors enter the hand-carried market or modify their existing products to more closely approximate the combined portability, quality, performance and cost or our products. Our current competitors in the hand-carried market include GE Medical Systems, Agilent/Philips Medical Systems, Biosound Esaote, Inc., Medison America Inc., a subsidiary of Medison Company, Ltd., and Terason, a division of TeraTech Corporation. Other potential entrants to the hand-carried market include Novasonics, Inc. These competitors may develop highly portable or hand-carried ultrasound devices that offer the same or greater reliability and quality, perform greater or more useful functions, or are more cost-effective than our products. If we are unable to compete effectively with new entrants to the hand-carried, high performance ultrasound market, we will be unable to generate sufficient revenue to maintain our business.

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

Although we market our products for use in a variety of clinical applications and settings, we have only a single technological platform upon which all our ultrasound devices are based. Any attempt to design a new platform for ultrasound imaging will require substantial amounts of time and money, and may not be successful. If our platform becomes obsolete, unmarketable or unaccepted by the market for any reason, and we are unable or slow to develop a new platform to replace it, we will be unable to generate sufficient revenue to maintain our business.

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

The FDA requires us and our key medical device suppliers to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, shipping and servicing of our products. The FDA enforces the QSR through periodic inspections. We, or any of our key medical device suppliers, may fail to comply with regulatory requirements. Failure to take corrective action in response to a QSR inspection could force a shutdown of our manufacturing operations and a recall of, or field action relating to, our products. Such failure may prevent us from meeting production schedules, minimizing manufacturing costs, maintaining quality requirements or completing product sales.

For example, the FDA inspected our manufacturing facility in August 2001. In addition, the British Standards Institution performed a management systems assessment of our manufacturing processes in May 2000, February 2001, June 2001, and November 2001. These inspections resulted in observations to which we submitted responses, and we believe these responses have been accepted by those agencies. Also, in August 2001 the FDA classified as a class II field action a May 2000 software upgrade we issued to correct an error in an algorithm contained in one of our products. If our appeal of this classification is unsuccessful, we will be required to take additional steps in an effort to ensure that all affected purchasers receive the upgrade. If required to take action, we do not believe the associated costs will be significant. Although to date these actions by regulatory bodies have not required us to incur substantial costs or delay product shipments, we expect to experience further inspections and incur additional costs as a result of governmental regulation.

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

We have incurred net losses in each quarter since we commenced operations. As of June 30, 2002, we had an accumulated deficit of approximately $84.1 million. Although we will continue to incur additional losses in the near term, we expect to achieve one or more profitable quarters within the next several quarters. Even if we do achieve one or more profitable quarters, however, we may be unable to sustain or increase future profitability on a quarterly or annual basis. Additionally, our losses may increase if we cannot increase or sustain our revenue. Our revenue from product sales has been insufficient to cover our expenses, and we expect that our operating expenses will substantially increase in the foreseeable future as we expand our sales and marketing infrastructure, our manufacturing capability and possibly our product development activities. Our expansion efforts, to be successful, may require more funding than we currently anticipate. Accordingly, we will need to generate significant additional revenue in the future before we will be able to sustain or increase profitability. If we cannot generate such revenue, we may never be profitable. If we fail to achieve or sustain profitability, the market price for our common stock will likely fall.

A failure to manage our growth could impair our ability to achieve our business objectives.

We have experienced rapid growth since our inception as a stand-alone company. Our revenue increased from $10.2 million in 1999 to $32.0 million in 2000 and $45.7 million in 2001. During 2001, we increased the number of our sales representatives in the United States from 26 to 51, introduced two new products to the market and began expanding our operations in Europe. During the first half of 2002, we introduced two new products and continued our expansion into Europe. On June 20, 2002, we announced that we had received 510(k) clearance from the FDA for our new iLook platform. We expect to commence sales efforts of the iLook late in the third quarter of 2002. We expect continued significant growth in all areas of operations as we continue to develop, manufacture, market and sell our products. Our growth could strain our existing management, operational and financial resources. In order to manage our growth effectively, we will need to expand our manufacturing and quality assurance staff, our sales staff and our manufacturing capabilities. In addition, we will need to improve the productivity and efficiency of our existing operational, financial and management resources and information systems. We may be unable to hire and retain the personnel necessary to operate and expand our business. We also may be unable to increase the productivity and efficiency of our existing resources. If we fail to timely improve or augment our existing resources in response to our growth, we may be unable to effectively manage our business and achieve our objectives.

Our strategy of expanding and maintaining our domestic sales force may fail to generate a substantial increase in sales.

We began direct sales of our products in the United States in February 2000 with a sales force comprised of sonographers with little direct sales experience. Since then, we have nearly doubled the size of our direct sales force in the United States by supplementing our sonographers with trained professional sales people. We have also added, and may continue to add, clinical application specialists, including cardiology product specialists, in an effort to improve our sales efficiency and reach new markets. This expansion has required, and will continue to require, extensive training efforts, substantial management attention and a substantial increase in sales and marketing expenses. Despite our expenditures and efforts, we may not successfully expand our market penetration or generate a substantial increase in sales.

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

Our movement into Europe has required, and will continue to require, substantial financial and management resources. The costs of this expansion are unpredictable, difficult to control and may exceed budgeted amounts. Despite our expenditures and efforts, we may not generate a substantial increase in European revenue, which would impair our operating results.

Our foreign revenue is subject to currency fluctuation and other risks associated with doing business outside the United States.

The percentage of our revenue originating outside the United States equaled 50% in 2001 and 43% in the six months ended June 30, 2002. Of this foreign revenue, approximately 26% originated in Japan in 2001 and 24% in the six months ended June 30, 2002. Our revenue from international sales may be adversely affected by any of the following risks:

•	currency rate fluctuations;

•	political and/or economic conditions;

•	reduced protection for intellectual property rights;

•	longer receivables collection periods and greater difficulty in receivables collection;

•	localizing products for foreign markets; and

•	compliance with export laws, including license requirements, trade restrictions and tariff increases.

As of June 30, 2002, 50% of our outstanding accounts receivable balance was from international customers. Our distributor in Japan was indebted to us for approximately $1.8 million, representing 12% of our outstanding accounts receivable balance. In addition, approximately 4% of our outstanding receivables was from a single customer in Argentina who was indebted to us for $582,000. We regularly review our receivable position in foreign countries for any indication that collection may be at risk. For example, due to recent economic events in Argentina, including the decision to allow the Argentine peso to float against the U.S. dollar, we recorded an allowance of $407,000 on an account in Argentina and we may be required to write off some or all of our Argentine receivables.

Our foreign distributors may be unwilling or unable to devote sufficient resources to market and sell our products, which could delay or reduce market acceptance and sales of our products outside the United States.

We currently depend on foreign distributors to help promote market acceptance and demand for our products in countries in which we do not have a direct sales force. For example, sales to our distributor in Japan, Olympus, represented 17% of our revenue in 2001 and 10% of our revenue in the six months ended June 30, 2002. Foreign distributors that are in the business of distributing other medical products may not devote the resources and support required within these countries to generate awareness of our products and grow or maintain product sales. If these distributors are unwilling or unable to market and sell our products, we could experience delayed or reduced market acceptance and sales of our products outside the United States.

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

On July 30, 2002, we announced that Jens U. Quistgaard, Ph.D., SonoSite’s chief product and strategy officer, would leave SonoSite to become the president and chief executive officer of LipoSonix, Inc., a private company based in the Seattle area. LipoSonix is developing medical devices for cosmetic surgery applications and is not a SonoSite competitor. Dr. Quistgaard’s departure became effective on August 5, 2002.

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

We may become involved in the defense and prosecution, if necessary, of intellectual property suits, patent interferences, opposition proceedings and other administrative proceedings. For example, on July 24, 2001, Neutrino Development Corporation filed a complaint against us, which alleged that our sale and manufacture of our hand-carried ultrasound devices infringed upon a patent held by Neutrino. We responded to the claim, asserting alternative defenses of noninfringement and patent invalidity. In addition, we filed a counterclaim seeking a declaratory judgment of noninfringement and invalidity regarding Neutrino’s patent. We also defeated Neutrino’s request for a preliminary injunction preventing us from manufacturing and selling our products for the duration of the litigation. On February 20, 2002, in what is known as a “Markman” hearing, the parties presented their arguments regarding the proper construction of Neutrino’s patent claims. The court has not yet ruled on the issues presented in that hearing, and may issue a ruling at any time. Although we continue to vigorously defend ourselves against this claim, this litigation may result in an adverse judgment against us. Sales of the allegedly infringing products represented virtually all of our revenue for the six months ended June 30, 2002 and the years ended December 31, 2001, 2000 and 1999. Through June 30, 2002, we had incurred approximately $1.2 million in defense of this claim, and we expect to incur additional substantial litigation expenses until the claim is resolved.

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

To meet our long-term funding requirements, we may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for additional capital at that time. For example, in May 2002, we raised net proceeds of $42.6 million through the sale of 2,700,000 shares of our common stock. Furthermore, we may enter into financing transactions at prices that represent a substantial discount to market price. Raising funds through the issuance of equity securities will dilute the ownership of our existing shareholders. A negative reaction by investors and securities analysts to any sale of our equity securities could result in a decline in the trading price of our common stock.

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

To date, our revenue has been insufficient to cover the expenses of our operations. Our future revenue may continue to be insufficient to support the expenses of our operations and the expansion of our business. We may therefore need additional equity or debt capital to finance our operations as we develop our products and expand our sales. To date, our capital requirements have been met primarily by the sale of equity, revenue and contributions by ATL in connection with our spin-off. Specifically, in May 2002, we raised net proceeds of $42.6 million through the sale of 2,700,000 shares of our common stock, in August 2001, we raised net proceeds of $23.1 million through the sale of 1,666,667 shares of our common stock, in November 1999, we raised net proceeds of $29.3 million through the sale of 1,250,000 shares of our common stock and in April 1999, we raised net proceeds of $35.4 million through the sale of 2,990,000 shares of our common stock. In connection with the spin-off, we received $30 million in contributed capital from ATL. ATL has no further obligations to provide us with funding, and we do not expect any future funding from this source. Therefore, if we require additional financing, we would need to explore other sources of financing, including public equity or debt offerings, private placements of equity or debt and collaborative or other arrangements with corporate partners. Financing may be unavailable when needed or may be unavailable on acceptable terms. If we fail to obtain financing, we may be required to delay, reduce or eliminate some or all of our research and development and sales and marketing efforts, and our business could fail.

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

As of June 30, 2002, we held $71.7 million in cash and cash equivalents and had no investments in debt securities. As of December 31, 2001, we held $33.1 million in cash and cash equivalents and had no investments in debt securities.

Foreign currency risk

Except for sales transacted by our wholly owned subsidiaries, we transact all our sales in U.S. dollars, or USDs; therefore, the obligations of our international customers are in USDs. Our exposure to risk from fluctuations in foreign currencies relates primarily to the strengthening of the USD against the local currency of our international customers, which may impact our ability to collect amounts owed by our international customers.

As of June 30, 2002, 50% of our outstanding accounts receivable balance was from international customers, of which 20%, or approximately $1.5 million, was denominated in a currency other than USDs. Total revenue for the six months ended June 30, 2002 denominated in a currency other than USDs were approximately $3.7 million. The British pound represented the majority of financial transactions executed in a currency not denominated in USDs. A change in exchange rates compared to the USD of 10% would not have a significant impact on our statement of financial position or results of operations. Historically, the impact on us of changes in the exchange rates compared to the USD has been insignificant. We regularly review our receivable position in foreign countries for any indication that collection may be at risk. A single customer in Argentina was indebted to us for $582,000 at June 30, 2002, for which an allowance of $407,000 was recorded as a result of economic conditions in Argentina. In addition, we utilize letters of credit where they are warranted in order to mitigate our collection risk.

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

Item 4.     Submission of Matters to a Vote of Security Holders

On April 30, 2002, we held our annual meeting of shareholders. As of the record date, March 13, 2002, there were 11,374,740 shares of common stock outstanding and entitled to vote at the meeting. Of the shares entitled to vote, 10,176,260 shares, or 89.5%, were represented at the meeting, either in person or by proxy. Election of the board of directors was submitted for vote and the following directors were elected:

	Votes For	Withheld
Kirby L. Kramer	9,859,083	317,177
Kevin M. Goodwin	7,460,006	2,716,254
Edward V. Fritzky	9,860,211	316,049
Steven R. Goldstein, M.D.	5,451,360	4,724,900
Ernest Mario, Ph.D.	9,861,273	314,987
William G. Parzybok, Jr.	9,861,864	314,396
Jeffrey Pfeffer, Ph.D.	9,860,589	315,671
Dennis A. Sarti, M.D.	5,546,943	4,629,317
Richard S. Schneider, Ph.D.	9,860,259	316,001
Jacques Souquet, Ph.D.	5,353,530	4,822,730

In addition, two proposals to amend the SonoSite, Inc. 1998 Stock Option Plan, or 1998 Plan, were submitted for vote and approved by our shareholders. The first proposal—to amend the 1998 Plan to add performance goal criteria and to specify the maximum amount for certain awards—was approved with 9,787,970 votes in favor, 362,929 votes against and 25,353 abstentions. The second proposal—to amend the 1998 Plan to increase by 500,000 the number of shares of common stock issuable under the 1998 Plan for a total issuable number of shares of 2,000,000—was approved with 6,454,050 votes in favor, 3,697,974 votes against and 24,236 abstentions.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description
10.1	SonoSite, Inc. 1998 Nonofficer Employee Stock Option Plan, as amended and restated on July 25, 2002

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

No reports were filed on Form 8-K during the quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOSITE, INC. (Registrant)

Dated: August 13, 2002	By:	/s/ MICHAEL J. SCHUH
Michael J. Schuh Vice President-Finance, Chief Financial Officer and Secretary (Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	SonoSite, Inc. 1998 Nonofficer Employee Stock Option Plan, as amended and restated on July 25, 2002

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350