Form 10-Q
period 2002-09-30
SONOSITE INC
filed 2002-11-13
CIK 1055355

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	14,193,497 (Outstanding as of November 11, 2002)

SonoSite, Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2002

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

SonoSite, Inc.

Condensed Consolidated Balance Sheets
(unaudited)

(In thousands, except share data)	September 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$37,910	$33,116
Short-term investment securities	7,029	—
Accounts receivable, less allowance for doubtful accounts of $754 and $932	14,696	14,003
Inventories	11,761	8,299
Prepaid expenses and other current assets	1,458	1,017

Total current assets	72,854	56,435

Property and equipment, net	6,143	5,685
Investment securities	24,388	—
Other assets	451	1,058

Total assets	$103,836	$63,178

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,320	$1,914
Accrued expenses	4,979	3,816
Current portion of long-term obligations	186	131
Deferred revenue	2,557	1,248

Total current liabilities	13,042	7,109

Deferred rent	236	201
Long-term obligations, less current portion	69	185

Total liabilities	13,347	7,495

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value Authorized shares – 6,000,000 Issued and outstanding shares – none	—	—
Common stock, $.01 par value: Authorized shares – 50,000,000 Issued and outstanding shares: As of September 30, 2002 – 14,095,052 As of December 31, 2001 – 11,363,231	141	114
Additional paid-in-capital	176,232	133,470
Accumulated deficit	(86,501)	(77,901)
Accumulated other comprehensive income	617	—

Total shareholders’ equity	90,489	55,683

Total liabilities and shareholders’ equity	$103,836	$63,178

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except loss per share)	2002	2001	2002	2001
Revenue	$18,468	$11,911	$47,911	$30,357
Cost of revenue	7,485	5,167	19,824	15,358

Gross margin	10,983	6,744	28,087	14,999

Operating expenses:
Research and development	2,867	3,333	9,210	10,119
Sales and marketing	9,329	4,991	23,375	16,047
General and administrative	1,539	1,053	4,453	3,139

Total operating expenses	13,735	9,377	37,038	29,305

Other income (loss):
Interest income	365	438	660	867
Interest expense	(43)	(49)	(123)	(117)
Equity in losses of affiliates	(15)	(70)	(192)	(227)
Gain (loss) on investments	6	50	6	(240)

Total other income (loss)	313	369	351	283

Net loss	$(2,439)	$(2,264)	$(8,600)	$(14,023)

Basic and diluted net loss per share	$(0.17)	$(0.21)	$(0.68)	$(1.41)

Weighted average common and potential common shares used in computing net loss per share	14,087	10,629	12,704	9,943

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2002	2001
Operating activities:
Net loss	$(8,600)	$(14,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on investments	—	240
Depreciation and amortization	1,870	1,747
Equity in loss of affiliates	192	227
Changes in operating assets and liabilities:
Accounts receivable	(320)	(4,438)
Inventories	(3,394)	4,409
Prepaid expenses and other current assets	(555)	665
Other assets	163	(423)
Accounts payable	3,399	(3,888)
Accrued expenses	1,145	(347)
Deferred liabilities	1,344	1,101

Net cash used in operating activities	(4,756)	(14,730)

Investing activities:
Purchase of investments	(31,802)	(2,624)
Proceeds from sale/maturity of investments	643	18,601
Purchase of equipment	(2,214)	(1,280)

Net cash provided by (used in) investing activities	(33,373)	14,697

Financing activities:
Proceeds from sale of common shares	42,614	23,175
Repayment of long-term obligations	(61)	(422)
Exercise of stock options	175	1,032

Net cash provided by financing activities	42,728	23,785

Effect of exchange rate changes on cash and cash equivalents	195	—

Net change in cash	4,794	23,752
Cash and cash equivalents at beginning of period	33,116	11,067

Cash and cash equivalents at end of period	$37,910	$34,819

Supplemental disclosure of cash flow information:
Cash paid for interest	$123	$117

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Interim Financial Information

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information furnished reflects, in the opinion of SonoSite, Inc. management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim period presented. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of our expected results for the entire year ending December 31, 2002 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001, included in our most recent Annual Report on Form 10-K/A. Certain amounts reported in previous periods have been reclassified to conform to current presentation.

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

Accounts receivable

In the ordinary course of business, we grant credit to a broad customer base. Of the accounts receivable balance at September 30, 2002, 54% were receivable from domestic parties and 46% were receivable from international parties, prior to any allowance for doubtful accounts, of which approximately $31,000 was included in other long-term assets. The same percentages as of December 31, 2001 were 42% and 58% prior to any allowance for doubtful accounts, of which approximately $283,000 was included in other long-term assets.

For the three months ended September 30, 2002, revenue was 60% domestic and 40% international, compared to 53% domestic and 47% international for the three months ended September 30, 2001. For the nine months ended September 30, 2002, revenue was 58% domestic and 42% international, compared to 51% domestic and 49% international for the nine months ended September 30, 2001.

The following tables present an individual customer whose outstanding receivable balance as a percentage of total trade receivables and revenue as a percentage of total revenue exceeded 10%:

Accounts Receivable:
	September 30, 2002	December 31, 2001
Japanese distributor	12%	28%

Revenue:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Japanese distributor	10%	20%	10%	16%

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

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out method, or market. Included in our inventories balance are demonstration products used by our sales representatives and marketing department, and items that have been shipped to customers for which revenue recognition requirements have not been met, including products whose title and custody have passed to the customer. Adjustments to cost are recorded for obsolete material, earlier generation products and refurbished products held either as saleable inventory or as demonstration product if necessary to reduce their carrying values to amounts which will result in approximately normal profit margins upon sale. Inventory items for which title has passed to customers are evaluated for recoverability based on the same process we use to evaluate collection of accounts receivable. If market conditions are less favorable than those projected by management, additional downward inventory cost adjustments may be required.

Inventories consist of the following (in thousands):

	As of
	September 30, 2002	December 31, 2001
Raw materials	$4,195	$3,902
Work-in process	1,323	13
Demonstration inventory	2,738	1,789
Finished goods	3,505	2,595

Total	$11,761	$8,299

At September 30, 2002, finished goods include approximately $0.7 million of inventory whose title has passed to the customer and for which revenue has not yet been recognized, and at December 31, 2001, finished goods include approximately $0.8 million of inventory whose title has passed to the customer and for which revenue has not yet been recognized.

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

The carrying value of long-lived assets is evaluated for impairment when events or changes in circumstances occur, which may indicate the carrying amount of the asset may not be recoverable. We evaluate the carrying value of the asset by comparing the estimated future cash flows generated from the use of the asset and its eventual disposition with the asset’s reported net book value.

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

Accumulated Other Comprehensive Income (Loss)

Other comprehensive loss consists of net unrealized gains (losses) on investments and translation adjustments for fluctuations in currency exchange rates.

The following presents the components of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(2,439)	$(2,264)	$(8,600)	$(14,023)
Other comprehensive income (loss):
Foreign currency translation adjustment	163	—	359	—
Unrealized holding gains (losses) arising during the period	258	—	258	(248)
Less reclassification adjustment for (gains) losses included in net loss	—	(50)	—	240

Comprehensive loss	$(2,018)	$(2,314)	$(7,983)	$(14,031)

Net Loss per Share

Basic and diluted net loss per share was computed by dividing the net loss by the weighted average common shares outstanding exclusive of unvested restricted shares. Outstanding options to purchase our shares and our unvested restricted shares were not included in the computations of diluted net loss per share because to do so would be antidilutive. As of September 30, 2002, our outstanding options totaled 2,980,139. There were no unvested restricted shares outstanding as of September 30, 2002 and approximately 1,000 outstanding as of September 30, 2001. As of September 30, 2001, our outstanding options and unvested restricted shares totaled 2,588,002.

On July 25, 2002, our board of directors approved an additional 250,000 shares available for issuance under the SonoSite, Inc. 1998 Nonofficer Employee Stock Option Plan.

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

Litigation

On July 24, 2001, Neutrino Development Corporation filed a complaint against us in U.S. District Court, Southern District of Texas, Houston Division, alleging infringement of U.S. Patent 6,221,021 by SonoSite as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180 PLUS, SonoHeart and SonoHeart PLUS devices. The complaint asserts claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorney’s fees and costs, and pre- and post-judgment interest. On August 14, 2001, we filed an answer asserting alternative defenses of non-infringement and patent invalidity, and including a counterclaim seeking a declaratory judgment of non-infringement and invalidity regarding Neutrino’s patent. On October 4, 2001, the court denied a request by Neutrino for preliminary injunctive relief to prevent us from manufacturing and selling our products pending the ultimate disposition of the litigation. On February 20, 2002, in what is known as a “Markman” hearing, the parties presented their arguments regarding the proper construction of Neutrino’s patent claims. The court has not yet ruled on the issues presented in that hearing. We believe we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in this matter. On October 10, 2002, the court granted our motion to stay the proceedings until it issues its “Markman” order and rules on our summary judgment motion.

Segment Reporting

We currently have one operating segment. Geographic regions are determined by the shipping destination. Revenue by geographic location and segregated between distributor and direct sales in the United States is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
United States direct	$10,497	$6,049	$26,447	$14,097
United States distributor	630	293	1,319	1,484

Total United States	11,127	6,342	27,766	15,581
Japan	1,902	2,429	4,958	4,818
Europe, Africa and the Middle East	3,676	2,240	9,577	6,688
Canada, South and Latin America	631	809	2,522	2,273
Other Asia (a)	1,132	91	3,088	997

Total revenue	$18,468	$11,911	$47,911	$30,357

(a)	Other Asia primarily includes China, Korea, and Taiwan.

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

In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities. Statement No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between Statement No. 146 and Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. Statement No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, under Issue No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002 although earlier application is encouraged. The adoption of this statement is not expected to have a material impact on our financial statements.

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

Overview

We are a leading provider of high performance, miniaturized, hand-carried, all-digital ultrasound imaging devices for use in a variety of clinical applications and settings. Our proprietary technologies have enabled us to design hand-carried diagnostic ultrasound devices that combine all-digital, high-resolution imaging with advanced features and capabilities traditionally found on cart-based ultrasound systems. We believe that the portability, high quality and cost effectiveness of our products are expanding existing markets and will create new markets for ultrasound imaging by:

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

We currently focus on six key market segments: radiology, obstetrics and gynecology, emergency medicine, surgery, cardiology and vascular medicine. Our current products include the SonoSite 180PLUS, for general ultrasound imaging, the SonoHeart ELITE, specifically configured for cardiovascular applications, and our newest products, the iLook 15, intended for ‘quick look’ diagnostics in areas such as emergency, radiology, intensive care, or surgical recovery, and the iLook 25, designed to provide superior visual imaging for physicians and nurses while performing vascular access procedures. These products are used together with any of our seven interchangeable handheld components, or transducers, that are designed for specific clinical applications.

We were formerly the handheld ultrasound device division of ATL Ultrasound, Inc., or ATL. On April 6, 1998, we were spun off as an independent, publicly owned Washington corporation to further the development and commercialization of high performance, miniaturized, hand-carried, all-digital ultrasound imaging devices. ATL retained no ownership in us following the spin-off. Under an agreement with ATL, we hold a five-year exclusive license to use any ATL ultrasound technology existing at the time of the spin-off, or created by ATL during the three years following the spin-off, in ultrasound devices weighing 15 pounds or less. On April 6, 2003, this license becomes nonexclusive and, except for ATL patented technology or registered software, will extend to use in ultrasound devices weighing more than 15 pounds. We sold our first products in September 1999.

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

We make judgments regarding the carrying value of our inventory based on current market conditions. Market conditions may change depending upon competitive product introductions, consumer demand and reimbursement criteria in the medical community. If market conditions change or if the introduction of new products by us impacts the market for our previously released products, we may be required to write-down the cost of our inventory.

Results of Operations

Revenue

Revenue increased to $18.5 million and $47.9 million for the three months and nine months ended September 30, 2002, compared to $11.9 million and $30.4 million for the three months and nine months ended September 30, 2001. The increase was primarily due to an increase in sales in the United States resulting from an increase in U.S. direct sales representatives, our new product introductions and increased selling efforts.

Total U.S. revenue increased to $11.1 million and $27.8 million for the three months and nine months ended September 30, 2002, compared to $6.3 million and $15.6 million for the three months and nine months ended September 30, 2001, primarily due to the increase in U.S. direct sales representatives, our new product introductions and increased selling efforts. Within the United States, direct sales increased to $10.5 million and $26.4 million for the three months and nine months ended September 30, 2002, compared to $6.0 million and $14.1 million for the three months and nine months ended September 30, 2001, primarily due to the increase in U.S. direct sales representatives. Distributor sales in the United States increased to $630,000 for the three months ended September 30, 2002, compared to $293,000 for the three months ended September 30, 2001, primarily due to increased sales to our distributor for the veterinary market. Distributor sales in the United States decreased to $1.3 million for the nine months ended September 30, 2002, compared to $1.5 million for the nine months ended September 30, 2001 primarily due to our transition to a direct sales force.

Revenue from Japan decreased to $1.9 million for the three months ended September 30, 2002, compared to $2.4 million for the three months ended September 30, 2001, primarily due to the timing of orders from our distributor in Japan. Revenue from Japan increased slightly to $5.0 million for the nine months ended September 30, 2002, compared to $4.8 million for the nine months ended September 30, 2001.

Revenue from Europe, Africa and the Middle East increased to $3.7 million and $9.6 million for the three months and nine months ended September 30, 2002, compared to $2.2 million and $6.7 million for the three months and nine months ended September 30, 2001, primarily due to an increase in direct sales in the United Kingdom and our recently established direct sales operations in France, Germany and Spain.

Revenue from Canada, South and Latin America and Asia (excluding Japan) increased to $1.8 million and $5.6 million for the three months and nine months ended September 30, 2002, compared to $900,000 and $3.3 million for the three months and nine months ended September 30, 2001, primarily due to an increase in orders from our distributors in China and Mexico.

Gross margin

Gross margin increased to 59.5% and 58.6% for the three months and nine months ended September 30, 2002, compared to 56.6% and 49.4% for the three months and nine months ended September 30, 2001. The increase in gross margin was primarily due to an increase in the percentage of direct sales compared with distributor sales, as well as improved manufacturing efficiencies from higher unit volumes.

Operating expenses

Research and development expenses were $2.9 million and $9.2 million for the three months and nine months ended September 30, 2002, compared to $3.3 million and $10.1 million for the three months and nine months ended September 30, 2001. Research and development expenses decreased primarily due to a reduction in product development costs after the completion and introduction of the SonoHeart ELITE and iLook products during the first nine months of 2002.

Sales and marketing expenses were $9.3 million and $23.4 million for the three months and nine months ended September 30, 2002, compared to $5.0 million and $16.0 million for the three months and nine months ended September 30, 2001. The increase was primarily due to an increase in direct selling expenses in the United States and Europe associated with the increase in the number of sales representatives, clinical application specialists and sales management. Also contributing to the increase in these expenses were marketing expenses associated with the launch of our iLook products.

General and administrative expenses were $1.5 million and $4.5 million for the three months and nine months ended September 30, 2002, compared to $1.1 million and $3.1 million for the three months and nine months ended September 30, 2001. The increase in general and administrative expenses is related primarily to supporting our business growth and to legal expenses incurred to defend our intellectual property rights. We expect to incur additional legal expenses as we continue to defend our patent rights in the existing patent litigation, although the timing and amount of such expenses are unknown.

Other income (loss)

Other income decreased to $313,000 for the three months ended September 30, 2002, compared to $369,000 for the three months ended September 30, 2001, primarily due to a decrease in the rates of return on our invested cash. Other income increased to $351,000 for the nine months ended September 30, 2002, compared to $283,000 for the nine months ended September 30, 2001, primarily due to a loss on investments of $290,000 recorded in the second quarter of 2001.

Liquidity and Capital Resources

Operating activities used cash of $4.7 million for the nine months ended September 30, 2002 compared to $14.7 million for the nine months ended September 30, 2001. The decrease in cash used in 2002 compared with 2001 was primarily due to a reduction in our net loss and changes in accounts receivable and accounts payable, all of which were partially offset by the change in inventories. The effect on cash from the change in accounts receivable improved in 2002 compared to 2001 primarily due to improved collection efforts. Accounts payable increased primarily due to the timing of payments, increased inventory purchases and our overall growth. Inventories increased to support anticipated sales volume in the fourth quarter of 2002.

Investing activities used cash of $33.6 million for the nine months ended September 30, 2002, compared to cash provided of $14.7 million for the nine months ended September 30, 2001. The cash used in 2002 was primarily due to net purchases of investment securities. The cash provided in 2001 was primarily due to net sales/maturities of investment securities.

Financing activities provided cash of $42.7 million for the nine months ended September 30, 2002, compared to $23.8 million for the nine months ended September 30, 2001. The cash provided in 2002 was primarily due to the sale of 2,700,000 shares of our common stock at $17.25 per share in May 2002. The cash provided in 2001 was primarily due to the sale of 1,666,667 shares of our common stock at $15.00 per share in August 2001.

We anticipate that cash used in operations will decrease in 2002 compared to 2001 primarily due to anticipated decreases in our net loss. This decrease will be dependent upon our ability to successfully sell our products, collect our receivables, control our inventories and manage our expenses.

We believe that our existing cash and cash generated from operations will be sufficient to fund our operations and capital expenditure requirements through 2003. Nevertheless, we may experience an increased need for additional cash due to:

•	any significant decline in our revenues or gross margins;

•	any delay or inability to collect accounts receivable;

•	any significant increase in expenditures as a result of expansion of our sales and marketing infrastructure, our manufacturing capability and our product development activities; and

•	any significant increase in our sales and marketing expenditures as a result of our introduction of new products.

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

We currently face competition from companies that manufacture cart-based and portable ultrasound devices. The dominant competitors in this industry are GE Medical Systems, a unit of General Electric Company, Siemens AG and Philips Medical Systems, a unit of Koninklijke Philips Electronics, N.V. that owns two other competitors, Agilent Healthcare Solutions Group and ATL, our former parent company. These competitors are very large, global organizations and have the following advantages over us:

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

In addition, as the market for hand-carried, high performance ultrasound devices develops, we expect competition to increase as potential and existing competitors enter the hand-carried market or modify their existing products to more closely approximate the combined portability, quality, performance and cost or our products. Our current competitors in the hand-carried market include GE Medical Systems, Agilent/Philips Medical Systems, Biosound Esaote, Inc., Medison America Inc., a subsidiary of Medison Company, Ltd., and Terason, a division of TeraTech Corporation. Other potential entrants to the hand-carried market include Novasonics, Inc. These competitors may develop highly portable or hand-carried ultrasound devices that offer the same or greater reliability and quality, perform greater or more useful functions, or are more cost-effective than our products. Some of these competitors may also be able to use their marketing resources to gain a competitive advantage. If we are unable to compete effectively with new entrants to the hand-carried, high performance ultrasound market, we will be unable to generate sufficient revenue to maintain our business.

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

The FDA requires us and our key medical device suppliers to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, shipping and servicing of our products. The FDA enforces the QSR through periodic inspections. We, or any of our key medical device suppliers, may fail to comply with regulatory requirements. Failure to take corrective action in response to a QSR inspection could force a shutdown of our manufacturing operations and a recall of, or field action relating to, our products. Such failure may prevent us from meeting production schedules, minimizing manufacturing costs, maintaining quality requirements or completing product sales, and may cause us to incur substantial costs to conduct a product recall or correct any noncompliance with regulatory requirements.

The FDA inspected our manufacturing facility in August 2001. In addition, the British Standards Institution performed a management systems assessment of our manufacturing processes in May 2000, February 2001, June 2001, November 2001 and July 2002. These inspections resulted in observations to which we submitted responses, and we believe these responses have been accepted by those agencies. Also, in August 2001, the FDA classified as a class II field action a May 2000 software upgrade we issued to correct an error in an algorithm contained in one of our products. If our appeal of this classification is unsuccessful, we will be required to take additional steps in an effort to ensure that all affected purchasers receive the upgrade. If required to take action, we do not believe the associated costs will be significant. Although to date these actions by regulatory bodies have not required us to incur substantial costs or delay product shipments, we expect to experience further inspections and incur additional costs as a result of governmental regulation.

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

We have incurred net losses in each quarter since we commenced operations. As of September 30, 2002, we had an accumulated deficit of approximately $86.5 million. Although we will continue to incur additional losses in the near term, we expect to achieve one or more profitable quarters within the next several quarters. Even if we do achieve one or more profitable quarters, however, we may be unable to sustain or increase future profitability on a quarterly or annual basis. Additionally, our losses may increase if we cannot increase or sustain our revenue. Our revenue from product sales has been insufficient to cover our expenses, and we expect that our operating expenses will substantially increase in the foreseeable future as we expand our sales and marketing infrastructure, our manufacturing capability and possibly our product development activities. Our expansion efforts, to be successful, may require more funding than we currently anticipate. Accordingly, we will need to generate significant additional revenue in the future before we will be able to sustain or increase profitability. If we cannot generate such revenue, we may never be profitable. If we fail to achieve or sustain profitability, the market price for our common stock will likely fall.

A failure to manage our growth could impair our ability to achieve our business objectives.

We have experienced rapid growth since our inception as a stand-alone company. Our revenue increased from $10.2 million in 1999 to $32.0 million in 2000 and $45.7 million in 2001. During 2001, we increased the number of our sales representatives in the United States from 26 to 51, introduced two new products to the market and began expanding our operations in Europe. During the first nine months of 2002, we introduced five new products and continued our expansion into Europe. We expect continued significant growth in all areas of operations as we continue to develop, manufacture, market and sell our products. Our growth could strain our existing management, operational and financial resources. In order to manage our growth effectively, we will need to expand our manufacturing and quality assurance staff, our sales staff and our manufacturing capabilities. In addition, we will need to improve the productivity and efficiency of our existing operational, financial and management resources and information systems. We may be unable to hire and retain the personnel necessary to operate and expand our business. We also may be unable to increase the productivity and efficiency of our existing resources. If we fail to timely improve or augment our existing resources in response to our growth, we may be unable to effectively manage our business and achieve our objectives.

Our strategy of expanding and maintaining our domestic sales force may fail to generate sufficient revenue to maintain our business.

We began direct sales of our products in the United States in February 2000 with a sales force comprised of sonographers with little direct sales experience. Since then, we have nearly doubled the size of our direct sales force in the United States by supplementing our sonographers with trained professional sales people. We have also added, and may continue to add, clinical application specialists, including cardiology product specialists, in an effort to improve our sales efficiency and reach new markets. This expansion has required, and will continue to require, extensive training efforts, substantial management attention and a substantial increase in sales and marketing expenses. Despite our expenditures and efforts, we may not generate sufficient revenue to maintain our business.

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

Our operating results have fluctuated in the past, and we expect these fluctuations to continue in the foreseeable future. Many factors affecting our quarterly operating results are outside our control, including:

•	product and price competition;

•	global economic conditions;

•	performance of our third-party distributors;

•	year-end customer budget constraints and other customer buying patterns; and

•	changes in component cost and availability.

Other factors are difficult to control, including:

•	demand for our products;

•	timing of the receipt of customer orders, a large percentage of which occur toward the end of each quarter;

•	estimating appropriate manufacturing levels for forecasted sales;

•	inventory management and obsolescence;

•	performance of our direct sales and distribution channels;

•	development of new and enhanced products;

•	product introductions and commercializations; and

•	timing and magnitude of our expenses.

A negative fluctuation of our operating results could run contrary to the expectations of securities analysts or investors, which may reduce the market price of our stock and cause a loss of some or all of your investment.

Our lack of customer purchase contracts and our limited order backlog make it difficult to predict sales and plan manufacturing requirements, which can lead to lower revenues, higher expenses and reduced margins.

We do not generally have long-term purchase contracts with our customers, who typically order products on a purchase order basis. In limited circumstances, customer orders may be cancelled, changed or delayed on short notice. Lack of significant order backlog makes it difficult for us to forecast future sales with certainty. Varying sales cycles with our customers make it difficult to accurately forecast component and product requirements. These factors expose us to a number of risks:

•	if we overestimate our requirements, we may be obligated to purchase more components or third-party products than is required;

•
if we underestimate our requirements, our third-party manufacturers and suppliers may have an inadequate product or product component inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues;

•	we may also experience shortages of product components from time to time, which also could delay the manufacturing of our products; and

•	over or under production can lead to higher expense, lower than anticipated revenues, and reduced margins.

Our creation, maintenance and expansion of direct sales and distribution operations in Europe and Asia will burden our resources and may fail to generate a substantial increase in sales.

We have historically relied on third-party distributors to sell our products in Europe and Asia. In 2001, we commenced operations in the United Kingdom and France, and in 2002, we commenced operations in Germany and Spain to sell our products directly in each of those countries. We recently decided to terminate a Chinese joint venture that distributed our products and focus on directly managing distribution ourselves in China. We expect to expand our foreign direct sales operations in the future. Establishing, maintaining and expanding these operations will require us to:

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

Our movement into Europe and Asia has required, and will continue to require, substantial financial and management resources. The costs of this expansion are unpredictable, difficult to control and may exceed budgeted amounts. Despite our expenditures and efforts, we may not generate a substantial increase in European revenue, which would impair our operating results.

Our foreign revenue is subject to currency fluctuation and other risks associated with doing business outside the United States.

The percentage of our revenue originating outside the United States equaled 48% in 2001 and 42% in the nine months ended September 30, 2002. Of this foreign revenue, approximately 35% originated in Japan in 2001 and 25% in the nine months ended September 30, 2002. Our revenue from international sales may be adversely affected by any of the following risks:

•	currency rate fluctuations;

•	political and/or economic conditions;

•	reduced protection for intellectual property rights;

•	longer receivables collection periods and greater difficulty in receivables collection;

•	localizing products for foreign markets; and

•	compliance with export laws, including license requirements, trade restrictions and tariff increases.

As of September 30, 2002, 46% of our outstanding accounts receivable balance was from international customers. Our distributor in Japan was indebted to us for approximately $1.9 million, representing 12% of our outstanding accounts receivable balance. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk. For example, due to recent economic events in Argentina, including the decision to allow the Argentine peso to float against the U.S. dollar, we wrote off $400,000 of our Argentine receivables, for which we had already established an allowance.

Our foreign distributors may be unwilling or unable to devote sufficient resources to market and sell our products, which could delay or reduce market acceptance and sales of our products outside the United States.

We currently depend on foreign distributors to help promote market acceptance and demand for our products in countries in which we do not have a direct sales force. For example, sales to our distributor in Japan, Olympus, represented 17% of our revenue in 2001 and 10% of our revenue in the nine months ended September 30, 2002. Foreign distributors that are in the business of distributing other medical products may not devote the resources and support required within these countries to generate awareness of our products and grow or maintain product sales. For example, we recently decided to terminate a Chinese joint venture that distributed our products and focus on directly managing distribution ourselves in China. If these distributors are unwilling or unable to market and sell our products, we could experience delayed or reduced market acceptance and sales of our products outside the United States.

The loss of any principal member of our management team or scientific staff, on whom we rely heavily, could impair our ability to compete.

Our success depends heavily on our ability to retain the services of the principal members of our management team and scientific staff. Competition among medical device companies for qualified employees is intense. We may fail to retain these key employees, and we may fail to attract qualified replacements if they do leave. We do not maintain key-person insurance on any of our employees. We do not have employment agreements with any of our employees, except in certain countries outside the United States. The loss of any of our key employees could significantly delay or prevent the achievement of our scientific or business objectives.

For example, on July 30, 2002, we announced that Jens U. Quistgaard, Ph.D., SonoSite’s chief product and strategy officer, would leave SonoSite to become the president and chief executive officer of LipoSonix, Inc., a private company based in the Seattle area. LipoSonix is developing medical devices for cosmetic surgery applications and is not a SonoSite competitor. Dr. Quistgaard’s departure became effective on August 5, 2002, and his departure has not had a material effect on our business. His duties have been assumed by Blake Little, Vice President of Engineering.

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

We currently hold ten patents relating to our technology. A number of other patents are pending in the United States and in foreign jurisdictions. Additionally, we have a license from our former parent, ATL, to use certain ATL technology and ATL technological developments in our hand-carried products. This license is exclusive through April 5, 2003, and nonexclusive after that date. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to, and the distribution of, our product designs, documentation and other proprietary information, as well as the designs, documentation and other information that we license from others.

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

Existing or potential intellectual property claims and litigation may divert our resources and subject us to significant liability for damages, substantial litigation expense and the loss of our proprietary rights.

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

We also defeated Neutrino’s request for a preliminary injunction preventing us from manufacturing and selling our products for the duration of the litigation. On February 20, 2002, in what is known as a “Markman” hearing, the parties presented their arguments regarding the proper construction of Neutrino’s patent claims. The court has not yet ruled on the issues presented in that hearing, and may issue a ruling at any time. On October 10, 2002, the court granted our motion to stay the proceedings until it issues its “Markman” order and rules on our summary judgment motion. Although we continue to vigorously defend ourselves against this claim, this litigation may result in an adverse judgment against us. Sales of the allegedly infringing products represented virtually all of our revenue for the nine months ended September 30, 2002 and the years ended December 31, 2001, 2000 and 1999. Through September 30, 2002, we had incurred approximately $1.3 million in defense of this claim, and we expect to incur additional substantial litigation expenses until the claim is resolved.

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

ATL may terminate our license in the event of an uncured material default by us in our obligations under the license agreement. Although many key aspects of our technology platform—including the high level of miniaturization that allows us to manufacture our devices—are independently owned by us under the terms of our spin-off from ATL, the termination or other loss of our license to use ATL technology would significantly impair our ability to manufacture, market and sell our products. If this happens, we may be unable to generate sufficient revenue to maintain our business.

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

As of September 30, 2002, our executive officers, directors and affiliated entities together beneficially owned approximately 4.6% of the outstanding shares of our common stock. Seven other shareholders owned in the aggregate approximately 50.2% of the outstanding shares of our common stock. Among these shareholders, the State of Wisconsin Investment Board, or SWIB, owned approximately 15.5% of the outstanding shares of our common stock and WM Advisors owned approximately 10.1%. As a result, these shareholders or any other concentrated owner may be able to exert significant influence over all matters requiring shareholder approval, including the election of directors, matters relating to the attraction and retention of employees, and approval of significant corporate transactions that could include certain matters relating to future financing arrangements and unsolicited tender offers. This concentration of ownership may delay, deter or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock, which could result in a decline in our stock price.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

We are exposed to market risk relating to changes in interest rates, which could adversely affect the value of our investments in marketable securities.

As of September 30, 2002, our portfolio consisted of $8.1 million of interest-bearing debt securities with maturities of less than one year and $24.4 million of interest-bearing debt securities with maturities of more than one year. Our intent is to hold these securities until maturity, but we have classified them as available-for-sale in the event of liquidation or unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for the remainder of 2002 from a hypothetical 10% increase in market interest rates would not have a material impact on the investment portfolio.

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

As of September 30, 2002, 46% of our outstanding accounts receivable balance was from international customers, of which 25%, or approximately $1.8 million, was denominated in a currency other than USDs. Total revenue for the nine months ended September 30, 2002 denominated in a currency other than USDs was approximately $5.8 million. The British pound represented the majority of financial transactions executed in a currency not denominated in USDs. A change in exchange rates compared to the USD of 10% would not have a significant impact on our statement of financial position or results of operations. Historically, the impact on us of changes in exchange rates compared to the USD has been insignificant. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk. During the three months ended September 30, 2002, we wrote off $400,000 of receivables from a single customer in Argentina, for which we had already established an allowance, as a result of economic conditions in that country. In addition, we utilize letters of credit where they are warranted in order to mitigate our collection risk.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures.    The Company’s principal executive and financial officers reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14 under the Securities Exchange Act of 1934, or Exchange Act) as of a date within 90 days before the filing date of this Form 10-Q. Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely providing them with material information relating to the Company, as required to be disclosed in the reports the Company files under the Exchange Act.

Changes in internal controls.    There were no significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of the Company’s evaluation.

PART II:    OTHER INFORMATION

Item 1.    Legal Proceedings

On July 24, 2001, Neutrino Development Corporation filed a complaint against us in U.S. District Court, Southern District of Texas, Houston Division, alleging infringement of U.S. Patent 6,221,021 by SonoSite as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180 PLUS, SonoHeart and SonoHeart PLUS devices. The complaint asserts claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorney’s fees and costs, and pre- and post-judgment interest. On August 14, 2001, we filed an answer asserting alternative defenses of non-infringement and patent invalidity, and including a counterclaim seeking a declaratory judgment of non-infringement and invalidity regarding Neutrino’s patent. On October 4, 2001, the court denied a request by Neutrino for preliminary injunctive relief to prevent us from manufacturing and selling our products pending the ultimate disposition of the litigation. On February 20, 2002, in what is known as a “Markman” hearing, the parties presented their arguments regarding the proper construction of Neutrino’s patent claims. The court has not yet ruled on the issues presented in that hearing. On October 10, 2002, the court granted our motion to stay the proceedings until it issues its “Markman” order and rules on our summary judgment motion. We believe we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in this matter.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Description

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(b)  Reports on Form 8-K

On July 30, 2002, we filed a Current Report on Form 8-K in which we announced that, effective August 5, 2002, Jens U. Quistgaard, Ph.D., SonoSite’s chief product and strategy officer, would leave SonoSite to become the president and chief executive officer of LipoSonix, Inc., a private company based in the Seattle area. LipoSonix is developing medical devices for cosmetic surgery applications and is not a SonoSite competitor.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOSITE, INC. (Registrant)

Dated:	November 13, 2002	By:	/s/ MICHAEL J. SCHUH
Michael J. Schuh Vice President-Finance, Chief Financial Officer and Secretary (Authorized Officer and Principal Financial Officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Kevin M. Goodwin, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SonoSite, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ KEVIN M. GOODWIN
Kevin M. Goodwin President and Chief Executive Officer (Principal Executive Officer)

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Michael J. Schuh, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SonoSite, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ MICHAEL J. SCHUH
Michael J. Schuh Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350