Form 10-K
period 2002-12-31
SONOSITE INC
filed 2003-03-31
CIK 1055355

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

|X|	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

|_|	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ____________ to ____________.

Commission file no. 0-23791

SONOSITE, INC.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1405022 (I.R.S. Employer Identification Number)

21919 30th Drive SE
Bothell, WA 98021-3904
(425) 951-1200
(Address and telephone number of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of exchange on which registered Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.01 par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sale price of the registrant’s Common Stock on June 28, 2002, as reported on the Nasdaq National Market, was $169,485,083.

     As of March 21, 2003, there were 14,216,446 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in 2003, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SONOSITE, INC.

ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

Trademarks

     SonoSite® is the registered trademark of SonoSite, Inc. The stylized SonoSite logo, iLook™, SonoHeart ELITE™, SonoSite 180PLUS™, SiteStand™, SiteLink™, S.I.T.E.™, OnSite™ and SonoKnowledge™ are trademarks of SonoSite, Inc. All other brand names, trademarks or service marks referred to in this report are the property of their owners.

PART I

     Our disclosure and analysis in this report and in our 2002 Annual Report to shareholders, of which this report is a part, contain forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

•	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and available bank borrowings to meet these requirements;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

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

     We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future quarterly reports on Form 10-Q, current reports on Form 8-K and annual reports on Form 10-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under the caption “Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price” in this report. These are risks that could cause our actual results to differ materially from those anticipated in our forward-looking statements or from our expected or historical results. Other factors besides the risks, uncertainties and possibly inaccurate assumptions described in this report could also affect actual results.

ITEM 1. BUSINESS

Overview

     We are a leading provider of point-of-care, high performance, all-digital ultrasound imaging systems for use in a variety of clinical applications and settings. Our proprietary technologies have enabled us to design point-of-care diagnostic ultrasound systems that combine all-digital, high-resolution imaging with advanced features and capabilities traditionally found on cart-based ultrasound systems. We believe that the portability, high quality and cost effectiveness of our products are expanding existing markets and will create new markets for ultrasound imaging by bringing ultrasound out of the imaging center to the point of care such as the patient’s bedside or the physician’s examining table.

     The size and complexity of traditional ultrasound systems typically compel physicians to refer patients to a highly trained sonographer employed by an imaging center, such as a hospital’s radiology department. By providing ultrasound at the primary point of care, our easy-to-use systems can eliminate delays associated with the referral process and enable physicians to use ultrasound more frequently and in a wider variety of clinical settings. This increased accessibility creates the potential for enhanced patient care through earlier diagnosis of diseases and conditions.

     We currently focus on six key market segments: radiology, obstetrics and gynecology, emergency medicine, surgery, cardiology and vascular medicine. Our current products include the SonoSite 180PLUS, for general ultrasound imaging, the SonoHeart ELITE, specifically configured for cardiovascular applications, and our newest products, the iLook 15, intended for ‘quick look’ diagnostics in areas such as emergency medicine, radiology, surgery or intensive care, and the iLook 25, designed to provide visual imaging for physicians and nurses while performing vascular access procedures. Our SonoSite 180PLUS and SonoHeart ELITE products are used together with any of our seven interchangeable handheld components, or transducers, that are designed for specific clinical applications. Our iLook products each have a single transducer for specific clinical applications.

     We were formerly a division of ATL Ultrasound, Inc., or ATL. On April 6, 1998, we were spun off as an independent, publicly owned Washington corporation to further the development and commercialization of point-of-care, high performance, all-digital ultrasound imaging systems. ATL retained no ownership in us following the spin-off. We entered into a technology transfer and license agreement with ATL pursuant to which we took ownership of certain ultrasound technology developed as part of a government grant and also patent rights, which had been established or were being pursued for that technology. As part of this agreement, we also entered into a cross-license whereby we have the exclusive right to use certain ATL technology existing on April 6, 1998 or developed by ATL during the three-year period following April 6, 1998 in ultrasound systems weighing 15 pounds or less, and ATL has the exclusive right to use our technology existing on April 6, 1998 or developed by us during the same three-year period in ultrasound systems weighing more than 15 pounds. On April 6, 2003, this cross-license becomes nonexclusive and, except for the patented technology of each party, extends to all ultrasound systems regardless of weight. We sold our first products in September 1999.

Industry Background

     Ultrasound emerged as a safe and noninvasive method to provide real-time, dynamic images for medical, soft-tissue imaging purposes in the late 1950s. Ultrasound uses low power, high frequency sound waves to provide noninvasive, real-time images of the body’s soft tissue, organs and blood flow. Ultrasound can be cost effective by eliminating the need for more invasive and expensive procedures and allowing for earlier diagnosis of diseases and conditions. To generate an ultrasound image, a clinician places the transducer on the skin or in a body cavity near the targeted area. Tissues and bodily fluids reflect the sound waves emitted by the transducer, which also receives these reflections. Based on these reflections, the ultrasound system’s beamformer measures and organizes the sound waves and produces an image for visual examination, using digital or analog signal processing or a combination of the two. Digital signal processing technology, such as that used by our products, allows an ultrasound system to process greater amounts of information. Accordingly, digital ultrasound systems produce higher resolution images than analog and hybrid analog/digital ultrasound machines.

     Standard ultrasound imaging produces a two-dimensional image that physicians use to diagnose and monitor disease states and conditions by analyzing the relative shading of tissues or organs. This is known as grayscale imaging or two-dimensional imaging. Colorization technology expands standard ultrasound imaging by generating an image showing the direction and extent of the relative velocity of blood flow through the body, including the chambers and valves of the heart.

     Initially, ultrasound was used to assess the general shape, size and structure of internal soft tissues and organs. As ultrasound technology evolved, leading to improved functionality and image quality, ultrasound imaging expanded as a diagnostic tool in radiology, obstetrics and gynecology and cardiology. In recent years, technological advances have greatly improved the image quality of ultrasound systems and substantially increased their diagnostic utility, encouraging growth in ultrasound procedure volume. Our products enable high performance ultrasound imaging by traditional users at the point-of-care and expand point-of-care ultrasound to emergency medicine, surgery, anesthesiology and vascular medicine. Prior to our products’ availability, however, high quality images could be produced only by highly trained sonographers using heavier and more expensive traditional cart-based ultrasound imaging systems.

Our Strategy

     Our goal is to lead in the design, development and commercialization of point-of-care, high performance, all-digital ultrasound imaging systems. Our strategy to reach that goal consists of the following key elements:

•	Maximize the productivity of our direct sales force in the U.S. and key European markets. As of December 31, 2002, we employed 50 direct sales representatives in the United States. We established direct sales operations in the United Kingdom and France in 2001, and in Germany and Spain in 2002. As of December 31, 2002, we had 19 direct sales representatives in Europe, and we expect to grow this team over the next 24 months. We also employ clinical application specialists who, by assuming responsibility for product demonstrations and customer support, have enabled our sales representatives to improve their efficiency. To further enhance the productivity of our direct sales force, we will continue to:

•	invest in training, educating and mentoring our sales force;

•	expand our clinical application specialist staff;

•	expand our corporate account relationships; and

•	organize our sales force by clinical markets and geographic regions.

•	Raise market awareness of the SonoSite platform and brand name. We believe the opportunity exists to build the SonoSite name into a global brand synonymous with point-of-care, high performance, all-digital ultrasound imaging. Although we have sold over 10,000 units to date, our products are relative newcomers to the ultrasound market, the first having been introduced in September 1999. To raise market awareness of our brand and our technology, we intend to:

•	focus marketing efforts by clinical segment;

•	implement targeted local marketing efforts;

•	market to potential new users by promoting innovative uses and clinical applications of ultrasound; and

•	utilize education to market our products.

•	Maintain product and technology leadership. We believe our products represent the most advanced technology in point-of-care, high performance, all-digital ultrasound systems. We are committed to maintaining this technological advantage by continuing to enhance our existing products and to create new ones. As of December 31, 2002, we employed over 50 people in research and development dedicated to creating the next generation of SonoSite products.

•	Improve and expand our sales distribution channels. Outside of our core markets, we have also sold products to many other clinical segments and countries. We believe that these other markets offer opportunity for growth but will require enhancements to our sales distribution channels. Specifically, we intend to improve our distribution channel in Japan, establish a tele-sales capability, enter into new third party distributor arrangements and explore strategic partnerships to develop new markets within ultrasound or with ultrasound-dependent technologies.

•	Expand into new ultrasound markets. We believe that the portability, high quality and cost effectiveness of our products will result in the creation of new markets for us. We are bringing ultrasound out of the imaging center directly to the patient at the primary point of care, such as the emergency room, vascular access procedures, the physician’s office and other nontraditional ultrasound settings. We anticipate the development of an “imaging physical”—the use of ultrasound imaging in routine physical examinations. We believe that these new users and new applications of ultrasound offer us a significant potential for growth.

Our Products

     We offer four types of point-of-care ultrasound imaging systems: the SonoSite 180PLUS, the SonoHeart ELITE, the iLook 15 and the iLook 25. The 180PLUS and Elite imaging systems each consist of an integrated color display, control panel, including navigational trackball, and alphanumeric keyboard. Both systems are built on the same hardware platform, which provides internal storage for over 100 images, clinical analysis packages, measurement tools and direct personal computer connectivity. The SonoSite 180PLUS and the SonoHeart Elite imaging systems weigh less than six pounds with a single transducer attached. The following is a summary of our four ultrasound imaging products and their major features:

•	SonoSite 180PLUS. The SonoSite 180PLUS is a point-of-care ultrasound system for general diagnostic imaging and offers the following major features:

•	two dimensional, or B-mode, imaging, allowing real-time two-dimensional visualization of anatomic structures within the body;

•	M-mode imaging, providing a display of motion versus time. M-mode is particularly useful for evaluation of fast-moving structures, such as valves within the heart;

•	pulsed wave, or PW, Doppler technology. PW Doppler imaging uses short, pulsing bursts of ultrasound waves to provide a quantitative assessment of the velocity of blood flow. The name of the technology refers to the Doppler effect, which is an apparent change in the frequency of the reflected ultrasound wave due to the relative motion between the reflector and transducer;

•	color power Doppler and directional color power Doppler, allowing two-dimensional visualization of blood flow patterns;

•	tissue harmonic imaging, or THI, a signal processing technique providing enhanced image quality by using high frequency information to enhance image resolution; and

•	basic echocardiogram, or ECG, capability. When visualizing the heart, it is often useful to visualize basic relationships between cardiac motion and cardiac electrical activity. ECG provides this capability.

•	SonoHeart ELITE. The SonoHeart ELITE is a point-of-care ultrasound system intended for use by cardiologists and other healthcare providers in the cardiology market. The SonoHeart ELITE has all the product features of the SonoSite 180PLUS, as well as the following:

•	continuous wave, or CW, Doppler technology. CW Doppler imaging uses continuous, reflected ultrasound waves to provide a quantitative assessment of the velocity of blood flow. CW Doppler, because it relies on a continuous stream of information, enables assessments of blood flow moving at speeds higher than PW Doppler is capable of assessing.

•	ILook 15. The iLook 15, with its fixed curved array transducer, provides imaging at the patient’s bedside for focused abdominal and cardiac applications.

•	ILook 25. The iLook 25, with its fixed linear transducer, provides superb image quality of a patient’s vessels to aid in vascular access applications.

     Both of these iLook products, which each weigh approximately three pounds, offer the following:

•	a touch screen for data input;

•	a single point-to-point measurement tool;

•	ability to store over 70 images for off-line printing and review;

•	cine loop retains images for frame-by-frame review;

•	connectivity to a PC for image download through a docking station;

•	2D and color power Doppler; and

•	The iLook 15 offers directional color power Doppler and harmonic imaging.

     We offer seven types of transducers. Each of our transducers may be used with either the SonoSite 180PLUS or SonoHeart Elite Systems. This interchangeability allows our customers to purchase a single point-of-care ultrasound system that can be used in a variety of clinical applications.

•	Transducers. Our seven transducers are designed for use in the following clinical applications:

•	general abdominal and obstetrics imaging;

•	intracavitary and gynecological ultrasound imaging;

•	neonatal, vascular and pediatric imaging;

•	cardiac, thoracic and abdominal imaging, and trauma assessment;

•	breast, musculoskeletal, vascular, interventional and small-parts imaging;

•	intraoperative and superficial vascular imaging; and

•	musculoskeletal, obstetric and urological imaging for veterinarian applications.

     We also offer the following related accessories and educational programs:

•	Accessories. We sell the SiteStand mobile docking station and the SiteLink imaging software, both of which enable communication between our products and third-party output devices, such as printers, storage devices and networks. We also offer a high resolution, 12.1-inch flat panel monitor that may be physically connected with our SiteStand to increase the image size and allow easy consultation among healthcare providers.

•	Specialized training and education. We promote educational courses for physicians and other healthcare providers who currently do not use ultrasound imaging in order to educate them in the general use of ultrasound and the fundamental operation of our products. We offer an internal program, OnSite, as well as accredited programs developed by third-party providers. In addition, as we develop new and emerging markets, we continue to develop new accredited and market specific training materials, produced by leaders in ultrasound education.

Sales and Marketing

     Initially, we sold and marketed our products through third-party medical product distributors worldwide. Currently, we have moved to a direct sales model in the United States, the United Kingdom, France, Germany and Spain. We rely on third-party distributors in those markets where we do not have a direct sales staff.

     At December 31, 2002, we had 50 direct sales representatives in the United States along with 27 clinical application specialists, who provide product demonstration and support to our sales representatives. In addition, we focused our sales representatives on specific clinical markets in addition to geographic regions.

     In the United States, we have complemented our direct sales efforts by entering into group purchasing agreements with major healthcare group purchasing organizations, or GPOs. Typically, a GPO negotiates with medical suppliers, such as us, on behalf of the GPO’s member healthcare facilities, providing such members with uniform pricing and terms and conditions. In exchange, the GPO identifies us as a preferred supplier for its members. Member facilities participating in the GPO’s purchasing program can consist of hospitals, medical group practices, nursing homes, surgery centers, managed care organizations, long term care facilities, clinics and integrated delivery networks. Currently, we have GPO supply agreements with AmeriNet, Inc., Kaiser Permanente, Novation, LLC, Premier, Inc., Broadlane, Inc., Consorta, Inc. and Aurora Health Care.

     Elsewhere outside the United States, we continue to sell to other potential markets through third-party foreign distributors, such as Olympus Optical, our exclusive distributor in Japan. In the first half of 2003, Olympus will modify its distribution network to improve its sales of our products. They plan to add direct resources and redirect their dealer network in order to focus their efforts on the clinical segments with the greatest sales opportunities. In the United Kingdom, we have a supply agreement with the Purchasing and Supply Agency of the National Health Service, or NHS, which contracts on a national basis for products and services purchased by the NHS.

     We derived approximately $42.6 million, or 58%, of our revenue from domestic sales in 2002. This compares to approximately $23.8 million, or 52%, and approximately $15.2 million, or 47%, in 2001 and 2000.

     We derived approximately $30.4 million, or 42%, of our revenue from international sales in 2002. This compares to approximately $21.9 million, or 48%, and approximately $16.9 million, or 53%, in 2001 and 2000. Japan accounted for approximately $7.5 million, or 10%, of our revenue in 2002. This compares to approximately $7.8 million, or 17%, and approximately $8.3 million, or 26%, in 2001 and 2000. Other than Olympus, no other single customer or distributor accounts for more than 10% of our revenue. We attribute revenue to a foreign country based on the location to which we ship our products. However, products sold to the U.S. government but deployed in a foreign country are attributed to domestic revenue.

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

Patents and Intellectual Property Rights

     We rely on a combination of patent, copyright, trademark and trade secret laws and other agreements with employees and third parties to establish and protect our proprietary rights. We require our officers, employees and consultants to enter into standard agreements containing provisions requiring confidentiality of proprietary information and assignment to us of all inventions made during the course of their employment or consulting relationship. We also seek to enter into nondisclosure agreements with our commercial counterparties and limit access to, and distribution of, our proprietary information.

     We are committed to developing and protecting our intellectual property and, where appropriate, file patent applications to protect our technology. We hold eleven U.S. patents relating to various aspects of our products, including the weight of digital beamformers, beamforming capabilities, digital conversion circuitry, transceiver circuitry and circuit integration. We hold two foreign patents relating to our products, and we currently have numerous patent applications pending both in the U.S. and abroad. We consider all of our patents to be significant to our business.

     We license ultrasound technology from our former parent, ATL, under a Technology Transfer and License Agreement executed at the time of our spin-off as a public company. Under that agreement, we took ownership of certain ultrasound technology developed as part of a government grant and also patent rights, which had been established or were being pursued for that technology. As part of this agreement, we also entered into a cross-license whereby we have the exclusive right to use certain ATL technology existing on April 6, 1998 or developed by ATL during the three-year period following April 6, 1998 in ultrasound systems weighing 15 pounds or less, and ATL has the exclusive right to use our technology existing on April 6, 1998 or developed by us during the same three-year period in ultrasound systems weighing more than 15 pounds. On April 6, 2003, this cross-license becomes nonexclusive and, except for the patented technology of each party, extends to all ultrasound systems regardless of weight.

     Additionally, under the terms of our spin-off from ATL, the point-of-care ultrasound technology assigned to us by ATL remains subject to rights reserved or acquired by the U.S. government in connection with the original research funding provided to ATL by the U.S. Office of Naval Research to develop that technology. Specifically, under the standard patent rights afforded the U.S. government in connection with government-funded scientific research and included in ATL’s original development agreement with the Office of Naval Research, the U.S. government holds what are commonly known as “march-in” rights—a nonexclusive, nontransferrable, irrevocable, fully paid worldwide license to manufacture or have manufactured for use by the U.S. government any inventions conceived or first reduced to practice by ATL during the course of its government-funded research. As we expect to be able to fulfill anticipated purchases of our products by the U.S. government, we do not currently expect any exercise by the U.S. government of its march-in rights.

     We hold a number of registered and unregistered trademarks, service names and domain names that are used in our business in the United States and overseas. Generally, federally registered trademarks offer protection for renewable terms of 10 years so long as the mark continues to be used in commerce.

     On July 24, 2001, Neutrino Development Corporation filed a complaint against us, which alleged that our sale and manufacture of our point-of-care ultrasound systems infringed upon a patent held by Neutrino. We responded to the claim, asserting alternative defenses of noninfringement and patent invalidity. In addition, we filed a counterclaim seeking a declaratory judgment of noninfringement and invalidity regarding Neutrino’s patent. We defeated Neutrino’s request for a preliminary injunction preventing us from manufacturing and selling our products pending the ultimate disposition of the litigation. On February 20, 2002, in what is known as a “Markman” hearing, the parties presented their arguments regarding the proper construction of Neutrino’s patent claims. The court has not yet ruled on the issues presented in that hearing. On October 10, 2002, the court granted our motion to stay the proceedings until it issues its “Markman” order and rules on our summary judgment motion. Although we continue to vigorously defend ourselves against this claim, this litigation may result in an adverse judgment against us. Sales of the allegedly infringing products represented virtually all of our revenue for the years ended December 31, 2002, 2001 and 2000. We have been forced to incur substantial expenses in defense of this claim, and we may incur additional substantial litigation expenses until the claim is resolved.

Competition

     We currently face competition from companies that manufacture cart-based and portable ultrasound systems. The dominant competitors in this industry are GE Medical Systems, a unit of General Electric Company, Siemens AG and Philips Medical Systems, a unit of Koninklijke Philips Electronics, N.V. that acquired two other competitors, Agilent Healthcare Solutions Group and ATL, our former parent company. In addition, as the market for point-of-care, high performance ultrasound systems develops, we expect competition to increase as potential and existing competitors enter the point-of-care market or modify their existing products to more closely approximate the combined portability, quality, performance and cost of our products. Our current competitors in the point-of-care market include GE Medical Systems, Agilent/Philips Medical Systems, Biosound Esaote, Inc., Medison America Inc., a subsidiary of Medison Company, Ltd., and Terason, a division of TeraTech Corporation. Other potential entrants to the point-of-care market include ZONARE Medical Systems, Inc. (formerly Novasonics, Inc.).

Research and Development and Technology

     We currently employ over 50 individuals in product development dedicated to the enhancement of existing products and development of new products. In 2002, 2001 and 2000, expenses attributable to research and development for our business totaled $12.1 million, $12.7 million and $11.8 million. We believe our products represent the most advanced technology in point-of-care, high performance, all-digital ultrasound imaging systems. We believe our technology gives us a competitive advantage, and we are committed to maintaining this advantage by continuing to enhance our existing products and create new ones. Accordingly, we intend to maintain our research and development expenses at levels we believe necessary to maintain this competitive advantage.

Manufacturing

     We manufacture our products in our facility in Bothell, Washington. We depend on suppliers, including some single-source suppliers, to provide highly specialized parts, such as custom-designed integrated circuits, cable assemblies and transducer components. We also depend on single-source suppliers to provide other components such as image displays, batteries, capacitors and cables. We maintain inventories of components to meet near term production requirements. While our suppliers have generally produced our components with acceptable quality, quantity and cost in the past, they have experienced periodic problems that have caused us delays in production. To date, these problems have not resulted in lost sales or lower demand.

Governmental Regulation

     The manufacture and sale of our products are subject to extensive regulation by numerous governmental authorities, principally the U.S. Food and Drug Administration, or FDA, as well as several other state and foreign agencies. The FDA requires that all medical devices introduced to the market be preceded either by pre-market notification clearance under Section 510(k) of the Federal Food, Drug & Cosmetic Act, or an approved pre-market approval application, or PMA. By granting 510(k) clearance, the FDA indicates agreement with an applicant’s determination that the product for which clearance has been sought is substantially equivalent to medical devices that were on the market prior to 1976 or have subsequently received clearance. A PMA is filed when the FDA has determined the company must submit clinical trial data and manufacturing quality assurance information to prove it is safe and effective for its labeled indications. The process of obtaining 510(k) clearance typically takes approximately two to three months, while the PMA process typically takes more than a year. To date, all our products have received 510(k) clearance and we have not been required to file any PMAs. We believe that our future generation point-of-care ultrasound systems will also require only 510(k) clearance. Foreign regulatory agencies also require similar pre-market clearance or registration before our products can be marketed or offered for sale in their countries. Any delays, or failures, in obtaining such clearances may result in lost sales and revenue.

     In August 2001, the FDA classified as a class II field action a May 2000 software upgrade we issued to correct an error in an algorithm contained in one of our products. We appealed the FDA’s classification and have received verbal confirmation from the FDA that we satisfied their requirements to complete the field action. We are seeking final written closure of this matter from the FDA.

     Our products and our product components are also subject to various domestic and foreign manufacturing standards and electrical safety and emission standards, such as those of Underwriters Laboratories and the ISO 9001 standards, described below. We and our suppliers are subject to FDA regulations governing registration of manufacturing facilities and compliance with the FDA’s Quality System Regulations, or QSR. The FDA performs periodic unannounced on-site inspections to determine compliance with such regulations. The FDA inspected our manufacturing facility in August 2001. In addition, the British Standards Institution (BSI) performed a management systems assessment of our manufacturing processes in May 2000, February 2001, June 2001, November 2001, January 2002 and July 2002.

SonoSite also complied with the new Canadian Medical Device Regulation requirements for an independent audit in December 2002. We met the requirements defined in the Canadian Medical Device Conformity Assessment Scheme (CMDCAS) and BSI will be issuing a certification to these requirements. These inspections resulted in our submitting and implementing corrective action responses, and we believe those responses have been accepted by those agencies. We believe that we are currently in compliance with applicable QSR.

     Our regulatory compliance programs encompass verification of our compliance with international standards for medical device design, manufacture, installation and servicing, known as ISO 9001:1994, ISO 13485:1996 and EN 46001:1996 standards. On September 13, 1999, we received Conformite Europeenne, or CE, Marking approval, signifying European Certification to the international quality system standards and to the European Medical Device Directive, which encompass ISO 9001 standards. The Certification allows us to distribute the SonoSite 180, 180PLUS, SonoHeart, SonoHeart PLUS and SonoHeart ELITE systems to the 19 countries of the European Union and the European Free Trade Association. The FDA harmonized in June 1998 its QSR for the United States with ISO 9001 and EN 46001 standards.

     Our current products do not require any U.S. export control licenses in order to be sold overseas.

Service and Warranty

     Our typical warranty period is one year and is included with the original purchase of our ultrasound imaging systems. However, the customer can purchase a service contract from us to extend the original warranty period or enhance its coverage. All returned products are diagnosed for cause of failure and for possible design improvements to incorporate in future products.

Employees

     As of December 31, 2002, we had approximately 350 full-time employees, of which approximately 14% were engaged in research and product development, 33% in manufacturing, 43% in sales and marketing activities and the remaining 10% in administrative capacities, including executive, finance, legal, human resources, regulatory and information services and technology. Of these, approximately 320 are U.S. employees. There has never been a work stoppage and no employees are covered by collective bargaining agreements. We believe our employee relations are good.

Website Access to Reports

     We make available, free of charge, on our website copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or Exchange Act, as soon as reasonably practicable after filing or furnishing the information to the Securities and Exchange Commission. The Internet address for the information is http://investor.sonosite.com/edgar.cfm.

Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price

If our products do not gain market acceptance, we will fail to generate sufficient revenue to maintain our business.

     The market for point-of-care, high performance ultrasound systems is new and largely undeveloped. Our products represent a new technological alternative to traditional ultrasound examinations. We seek to sell our products to current users of ultrasound, as well as to physicians and other healthcare providers who do not currently use ultrasound, and our success will depend on the acceptance of our products by the medical community, patients and third-party payors as medically useful, safe and cost-effective. Competing point-of-care or traditional cart-based ultrasound systems may be more cost-effective than our products. Physicians and other healthcare providers may adopt our products at a slow rate, if at all. If the market fails to accept our products, we will be unable to generate sufficient revenue to maintain our business.

If we are unable to compete effectively, we will fail to generate sufficient revenue to maintain our business.

     We currently face competition from companies that manufacture cart-based and portable ultrasound systems. The dominant competitors in this industry are GE Medical Systems, a unit of General Electric Company, Siemens AG and Philips Medical Systems, a unit of Koninklijke Philips Electronics, N.V. that owns two other competitors, Agilent Healthcare Solutions Group and ATL, our former parent company. These competitors are very large, global organizations and have the following advantages over us:

•	greater financial and infrastructure resources;

•	larger research and development staffs;

•	greater experience in product manufacturing, marketing and distribution;

•	greater brand name recognition; and

•	long-standing relationships with many of our potential customers.

     These manufacturers of cart-based and portable ultrasound systems could use their greater resources to increase and withstand competition through various means, including price and payment terms, product quality, market penetration, employee compensation, hospital systems integration and complementary services such as warranty protection, maintenance and product training. Existing product supply relationships between these companies and our potential customers could discourage widespread adoption of our products due to brand loyalty or preferred customer discounts. Competition from these companies for employees with experience in the primary point-of-care market could result in higher turnover of our employees. If we are unable to respond to competitive pressures from the cart-based and portable ultrasound markets, we could experience delayed or reduced market acceptance of our products, higher expenses and lower revenue.

     In addition, as the market for point-of-care, high performance ultrasound systems develops, we expect competition to increase as potential and existing competitors enter the point-of-care market or modify their existing products to more closely approximate the combined portability, quality, performance and cost or our products. Our current competitors in the point-of-care market include GE Medical Systems, Agilent/Philips Medical Systems, Biosound Esaote, Inc., Medison America Inc., a subsidiary of Medison Company, Ltd., and Terason, a division of TeraTech Corporation. Other potential entrants to the point-of-care market include ZONARE Medical Systems, Inc. (formerly Novasonics, Inc.). These competitors may develop highly portable or point-of-care ultrasound systems that offer the same or greater reliability and quality, perform greater or more useful functions, or are more cost-effective than our products. Some of these competitors may also be able to use their marketing resources to gain a competitive advantage by more effectively building brand awareness of their products. If we are unable to compete effectively with new entrants to the point-of-care, high performance ultrasound market, we will be unable to generate sufficient revenue to maintain our business.

If our competitors develop and market medical imaging systems that render our products obsolete or noncompetitive, we will be unable to compete.

     The life cycles of our products are difficult to estimate. Our products could become obsolete or unmarketable if:

•	our competitors introduce ultrasound systems that are superior to ours;

•	other products using new technologies emerge; or

•	industry standards exceed our products’ capabilities.

     If we fail to enhance our existing products or develop and market new products, our products will become obsolete and we will be unable to compete.

If healthcare reimbursement practices or reform restricts coverage available to our customers for the use of our products, we may experience limited market acceptance of our products.

     Market acceptance of our products depends in part on the extent to which our customers will receive reimbursement for the use of our products from governmental authorities such as Medicare, private health insurers and other third-party payors. Our customers generally have received reimbursement for ultrasound procedures performed using our products consistent with reimbursement criteria applicable to ultrasound procedures generally. The continuing efforts of governmental authorities, private health insurers and other third-party payors to contain or reduce the costs of healthcare through various means may, however, limit market acceptance of our products and, therefore, may affect our ability to market our current products, commercialize our potential products and become profitable. Reimbursement coverage, to the extent available, may not be adequate to enable us to achieve market acceptance of our products. In addition, we believe that third-party payors will attempt to reduce healthcare costs by limiting both coverage and level of reimbursement for new products cleared by the FDA or comparable foreign agencies. Our products enable new kinds of medical procedures involving novel ultrasound applications for which there is no reimbursement history. The efforts of government and third-party payors to contain or reduce the cost of healthcare could restrict physicians’ and other healthcare providers’ willingness to select our products and implement new ultrasound procedures, which could delay or reduce market acceptance of our products.

     We have recently become aware of notices issued by three state Medicare carriers to their clients in fifteen states that limits reimbursement under various Part B Medicare ultrasound CPT codes for certain ultrasound procedures conducted with “hand-carried ultrasound” systems. We are seeking clarification from these carriers of the meaning of these policy changes in an effort to determine the extent to which they may potentially impact our business. If such reimbursement practices continue in force or are adopted by additional health insurance providers, market acceptance of our products may be limited.

     Additionally, there has been and will likely continue to be a number of federal and state proposals to implement government controls on pricing. The existence and adoption of these proposals could affect our ability to successfully market our current products and commercialize new products.

Changes in the health care industry may require us to decrease the selling price for our products or could result in a reduction in the size of the market for our products, each of which could have a negative impact on our financial performance

     Trends toward managed care, health care cost containment, and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies which could adversely affect the sale and/or the prices of our products. For example:

•	major third-party payers of hospital and pre-hospital services, including Medicare, Medicaid and private health care insurers, have substantially revised their payment methodologies during the last few years which has resulted in stricter standards for reimbursement of hospital and pre-hospital charges for certain medical procedures;

•	numerous legislative proposals have been considered that would result in major reforms in the U.S. health care system that could have an adverse effect on our business;

•	there has been a consolidation among health care facilities and purchasers of medical devices in the United States who prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;

•	there is economic pressure to contain health care costs in international markets; and

•	there are proposed and existing laws and regulations in domestic and international markets regulating pricing and profitability of companies in the health care industry.

     Both the pressure to reduce prices for our products in response to these trends and the decrease in the size of the market as a result of these trends could adversely affect our levels of revenues and profitability of sales, which could have a material adverse effect on our business.

Our single technological platform renders us less able to withstand adverse changes in the ultrasound market.

     Although we market our products for use in a variety of clinical applications and settings, we have only a single technological platform upon which all our ultrasound systems are based. Any attempt to design a new platform for ultrasound imaging will require substantial amounts of time and money, and may not be successful.

If our platform becomes obsolete, unmarketable or unaccepted by the ultrasound market for any reason, and we are unable or slow to develop a new platform to replace it, we will be unable to generate sufficient revenue to maintain our business.

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

     We seek to sell our products to customers already experienced in ultrasound procedures, as well as to physicians and other healthcare providers who do not currently use ultrasound imaging systems or administer ultrasound examinations. Although customers who are experienced in ultrasound procedures will need little, if any, specialized training to use our products, any new users of ultrasound will require training and education to properly administer ultrasound examinations. If these potential customers are unable or unwilling to be trained due to cost, time constraints, unavailability of courses or other reasons, we could experience limited demand for our products.

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

     In March 2003, one of our component suppliers, Philips Semiconductor (“Philips”), informed us that, commencing in September 2003, it would discontinue production of our integrated circuit chips using 0.35-micron technology. We have designed and implemented a new chip using 0.2-micron technology that will continue to be produced by Philips to replace all but one of the discontinued chips. We expect to design and implement an additional new chip to replace the remaining 0.35-micron chip by early 2005. Prior to the discontinuance, we expect to obtain supplies of 0.35-micron chips from Philips in an amount sufficient to supply us with enough components for our anticipated manufacturing needs until new chips have been incorporated in all of our products. Demand for our products, however, may exceed our forecasts, in which case we would require additional 0.35-micron chips to manufacture additional products. Conversely, if demand for our products falls short of our forecasts, we may experience excess inventory of 0.35-micron chips. If our actual demand for these chips varies significantly from our forecasted demand, we may experience delays in manufacturing, lost sales, a write-down of inventory, a deterioration in gross margin or lower revenue.

If our suppliers or we fail to comply with U.S. and foreign governmental regulations applicable to our products and manufacturing practices, we could experience product introduction delays, production delays, cost increases and lost sales.

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

     The manufacture and sale of our products are subject to extensive regulation by numerous governmental authorities, principally the FDA, as well as several other state and foreign agencies. The FDA requires that all medical devices introduced to the market be preceded either by pre-market notification clearance under Section 510(k) of the Federal Food, Drug & Cosmetic Act, or an approved pre-market approval application, or PMA. By granting 510(k) clearance, the FDA indicates agreement with an applicant’s determination that the product for which clearance has been sought is substantially equivalent to medical devices that were on the market prior to 1976 or have subsequently received clearance. The process of obtaining 510(k) clearance typically takes approximately two to three months. To date, we have not been required to file any PMAs and all of our products have received 510(k) clearance. In addition, foreign regulatory agencies also require similar pre-market clearance or registration before our products can be marketed or offered for sale in their countries. Any delays, or failures, in obtaining such clearances may result in lost sales and revenue.

     In addition, the FDA requires us and our key medical device suppliers to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, shipping and servicing of our products. The FDA enforces the QSR through periodic inspections; the FDA inspected our manufacturing facility in August 2001. In addition, the British Standards Institution has performed several management systems assessments of our manufacturing processes. These inspections resulted in observations to which we submitted responses, and we believe these responses have been accepted by those agencies. Any failure to take corrective action in response to a QSR inspection could force a shutdown of our manufacturing operations, and a recall of, or field action relating to, our products. Also, in August 2001, the FDA classified as a class II field action a May 2000 software upgrade we issued to correct an error in an algorithm contained in one of our products. We appealed the FDA’s classification and have received verbal confirmation that we satisfied the requirements to complete the field action. We are seeking final written closure of this matter from the FDA.

     Compliance with the regulations of these agencies, including the Environmental Protection Agency and the Occupational Safety and Health Administration, may require us to incur substantial costs and may delay or prevent the introduction of new or improved products. Although to date these actions by regulatory bodies have not required us to incur substantial costs or delay product shipments, we expect to experience further inspections and incur additional costs as a result of governmental regulation. If we fail to comply with the laws and regulations pertaining to our business, we may be subject to fines, sanctions, including the temporary or permanent suspension of operations, product field actions, criminal prosecution and marketing restrictions. Our third-party medical device manufacturers may also be subject to the same sanctions if they fail to comply with the laws and regulations, and, as a result, may fail to supply us with components required to manufacture our products.

Our reliance on a single manufacturing facility may impair our ability to respond to natural disasters or other unforeseen catastrophic events.

     Our sole manufacturing facility is located in a single building in Bothell, Washington. Despite precautions taken by us, a natural disaster such as an earthquake or other unanticipated catastrophic events at this building could significantly impair our ability to manufacture our products and operate our business. Our facility and certain manufacturing equipment would be difficult to replace and could require substantial replacement lead-time. Such catastrophic events may also destroy any inventory of product or components. While we carry insurance for natural disasters and business interruption, the occurrence of such an event could result in losses that exceed the amount of our insurance coverage, which would impair our financial results.

We have a history of losses, we expect future losses and we may never achieve sustained profitability.

     With the exception of the fiscal quarter ending December 31, 2002, we have incurred net losses in each quarter since we commenced operations. As of December 31, 2002, we had an accumulated deficit of approximately $86 million. Although we expect to continue to incur additional losses in the fiscal quarter ending March 31, 2003, we expect to achieve profitability on an annual basis in 2003. Even if we do achieve one or more profitable periods, however, we may be unable to sustain or increase future profitability on a quarterly or annual basis. Additionally, our losses may increase if we cannot increase or sustain our revenue. With the exception of the fiscal quarter ending December 31, 2002, our revenue from product sales has been insufficient to cover our expenses. We expect that our operating expenses will substantially increase in the foreseeable future as we expand our sales and marketing infrastructure, our administrative support and possibly our product development activities. Our expansion efforts, to be successful, may require more funding than we currently anticipate. Accordingly, we will need to generate significant additional revenue in the future before we will be able to sustain or increase profitability. If we cannot generate such revenue, we may never be profitable. If we fail to achieve sustained profitability, the market price for our common stock will likely fall.

A failure to manage our growth could impair our ability to achieve our business objectives.

     We have experienced rapid growth since our inception as a stand-alone company. Our revenue increased from $32.0 million in 2000 to $45.7 million in 2001 and $73.0 million in 2002. During 2002, we added over 100 new employees, primarily in manufacturing and sales and marketing. During 2002, we introduced five new products and continued our expansion into Europe. We expect continued significant growth as we continue to develop, manufacture, market and sell our products. Our growth could strain our existing management, operational and financial resources. In order to manage our growth effectively, we will need to expand our manufacturing and quality assurance staff, our sales staff and our manufacturing capabilities. In addition, we will need to improve the productivity and efficiency of our existing operational, financial and management resources and information systems. We may be unable to hire and retain the personnel necessary to operate and expand our business. We also may be unable to increase the productivity and efficiency of our existing resources. If we fail to timely improve or augment our existing resources in response to our growth, we may be unable to effectively manage our business and achieve our objectives.

Our foreign distributors may be unwilling or unable to devote sufficient resources to market and sell our products, which could delay or reduce market acceptance and sales of our products outside the United States.

     We currently depend on foreign distributors to help promote market acceptance and demand for our products in countries in which we do not have a direct sales force. For example, sales to our distributor in Japan, Olympus, represented 10% of our revenue in 2002 and 17% of our revenue in 2001. Foreign distributors that are in the business of distributing other medical products may not devote the resources and support required within these countries to generate awareness of our products and grow or maintain product sales. If these distributors are unwilling or unable to market and sell our products, we could experience delayed or reduced market acceptance and sales of our products outside the United States.

     In Japan, we have not achieved revenue growth the past two fiscal years. In late 2002, we examined the market for our product and confirmed a significant market opportunity that was not being realized by Olympus and their dealer network. In an effort to develop this market opportunity, Olympus will add direct resources and redirect the efforts of its dealers in the first half of 2003. We expect that this transition will result in reduced revenues in Japan in the first half of fiscal 2003 compared with the same period in 2002.

Our lack of customer purchase commitments and our limited order backlog make it difficult to predict sales and plan manufacturing requirements, which can lead to lower revenues, higher expenses and reduced margins.

     We do not generally have volume purchase commitments with our customers, who typically order products on a purchase order basis. In limited circumstances, customer orders may be cancelled, changed or delayed on short notice. Lack of significant order backlog makes it difficult for us to forecast future sales with certainty. Varying sales cycles with our customers make it difficult to accurately forecast component and product requirements. These factors expose us to a number of risks:

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

Our creation, maintenance and expansion of direct sales and distribution operations in Europe and Asia will require a significant investment of our financial and management resources and may fail to generate a substantial increase in sales.

     We have historically relied on third-party distributors to sell our products in Europe and Asia. In 2001, we commenced operations in the United Kingdom and France, and in 2002, we commenced operations in Germany and Spain to sell our products directly in each of those countries. In 2002, we began the process of terminating a joint venture that distributed our products in China, which we expect to have completed in 2003 along with the formation of a joint venture with a new partner that has greater financial and marketing resources. We expect our foreign direct sales operations to grow. Establishing, maintaining and expanding these operations will require us to:

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

     Our movement into Europe and Asia has required, and will continue to require, substantial financial and management resources. The costs of this expansion are unpredictable, difficult to control and may exceed budgeted amounts. Despite our expenditures and efforts, we may not generate a substantial increase in European or Asian revenue, which would impair our operating results.

Our foreign revenue is subject to currency fluctuation and other risks associated with doing business outside the United States.

     The percentage of our revenue originating outside the United States equaled 42% in 2002 and 48% in 2001. Of this foreign revenue, approximately 25% originated in Japan in 2002 and 35% in 2001. Total sales for the year ended December 31, 2002 denominated in a currency other than USDs were approximately $9.8 million, or 13% of total consolidated revenues. Our revenue from international sales may be adversely affected by any of the following risks:

•	currency rate fluctuations;

•	adverse political or economic conditions;

•	reduced protection for intellectual property rights;

•	longer receivables collection periods and greater difficulty in receivables collection;

•	localizing products for foreign markets; and

•	compliance with export laws, including license requirements, trade restrictions and tariff increases.

     As of December 31, 2002, 51% of our outstanding accounts receivable balance was from international customers. Our distributor in Japan was indebted to us for approximately $2.5 million, representing 12% of our outstanding accounts receivable balance. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk. For example, due to recent economic events in Argentina, including the decision to allow the Argentine peso to float against the U.S. dollar, we wrote off $400,000 of our Argentine receivables in 2002, for which we had already established an allowance.

Our efforts to integrate the business and technology of any future acquisition, even if successful, may result in significant costs or create significant disruptions that outweigh the benefits of any such acquisition.

     As part of our business strategy, we may acquire other companies, products or technologies. We may fail in our attempt to successfully integrate into our business the operations, technology, products, customers, suppliers and personnel of any such acquired business or technology. Even if integration is successful, any such acquisition may include costs for:

•	integration of operations, including combining teams and processes in various functional areas;

•	integration of new technology into our products;

•	fees and expenses of professionals involved in completing the integration process; and

•	potential existing liabilities of any future acquisition target.

     Additionally, our efforts to consummate an acquisition or to successfully integrate any such acquisition could place a significant burden on our management and internal resources, disrupting our business. If we fail in our attempts to integrate any acquired business or technology, or if the costs and burdens of such acquisition or integration outweigh the benefits of such acquisition, our financial resources or financial results could be impaired.

The loss of any principal member of our management team or product development staff, on whom we rely heavily, could impair our ability to compete.

     Our success depends heavily on our ability to retain the services of the principal members of our management team and product development staff. Competition among medical device companies for qualified employees is intense. We may fail to retain these key employees, and we may fail to attract qualified replacements if they do leave. We do not maintain key-person insurance on any of our employees. We do not have employment agreements with any of our employees, except in certain countries outside the United States. The loss of any of our key employees could significantly delay or prevent the achievement of our product development or business objectives.

If we are unable to protect and enforce our intellectual property rights, we may be unable to compete effectively.

     Much of our value arises out of our proprietary technology and intellectual property for the design, manufacture and use of point-of-care ultrasound imaging systems. Our success and ability to compete effectively depend on our ability to protect our proprietary information. We rely on patent, copyright, trade secret and trademark laws to protect our proprietary technology and limit the ability of others to compete with us using the same or similar technology.

     We currently hold eleven patents relating to our technology. A number of other patents are pending in the United States and in foreign jurisdictions. Additionally, we have a license from our former parent, ATL, to use certain ATL technology and ATL technological developments in our point-of-care products. This license is exclusive through April 5, 2003, and nonexclusive after that date. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to, and the distribution of, our product designs, documentation and other proprietary information, as well as the designs, documentation and other information that we license from others.

     Our efforts afford only limited protection and may not adequately protect our rights to the extent necessary to sustain any competitive advantage we may have. Despite our efforts to protect our intellectual property, we may experience:

•	unauthorized use of our technology by competitors;

•	independent development of the same or similar technology by a competitor, coupled with a lack of enforceable patents on our part;

•	failure of our pending patent applications to result in issued patents;

•	successful interference actions to our patents, successful patent infringement lawsuits or successful oppositions to our patents and patent applications;

•	unauthorized disclosure or use of our proprietary information by former employees or affiliates; and

•	failure by our commercial partners to comply with their obligations to share technology or use our technology in a limited manner.

     Policing unauthorized use of our intellectual property will be difficult and may be cost-prohibitive. We may fail to prevent misappropriation of our technology, particularly in countries where the laws may not protect our proprietary rights to the same extent as do the laws of the United States. If we cannot prevent other companies from using our proprietary technology or if our patents are found invalid or otherwise unenforceable, we may be unable to compete effectively against other manufacturers of ultrasound systems, which could decrease our market share.

Existing or potential intellectual property claims and litigation may divert our resources and subject us to significant liability for damages, substantial litigation expense and the loss of our proprietary rights.

     In order to protect or enforce our patent rights, we may initiate patent litigation. In addition, others may initiate patent litigation against us. We may become subject to interference proceedings conducted in patent and trademark offices to determine the priority of inventions. There are numerous issued and pending patents in the ultrasound field. The validity and breadth of medical technology patents may involve complex legal and factual questions for which important legal principles may remain unresolved. In addition, because patent applications can take many years to result in issued patents and are maintained in confidence by the U.S. Patent and Trademark Office while pending, there may be currently pending applications of which we are unaware, which may later result in issued patents that our products may infringe. There could also be existing patents of which we are not aware that one or more of our products may infringe. Litigation may be necessary to:

•	assert or defend against claims of infringement;

•	enforce our issued and licensed patents;

•	protect our trade secrets or know-how; or

•	determine the enforceability, scope and validity of the proprietary rights of others.

     We may become involved in the defense and prosecution, if necessary, of intellectual property suits, patent interferences, opposition proceedings and other administrative proceedings. For example, on July 24, 2001, Neutrino Development Corporation filed a complaint against us, which alleged that our sale and manufacture of our point-of-care ultrasound systems infringed upon a patent held by Neutrino. We responded to the claim, asserting alternative defenses of noninfringement and patent invalidity. In addition, we filed a counterclaim seeking a declaratory judgment of noninfringement and invalidity regarding Neutrino’s patent. We defeated Neutrino’s request for a preliminary injunction preventing us from manufacturing and selling our products for the duration of the litigation. On February 20, 2002, in what is known as a “Markman” hearing, the parties presented their arguments regarding the proper construction of Neutrino’s patent claims. The court has not yet ruled on the issues presented in that hearing, and may issue a ruling at any time. On October 10, 2002, the court granted our motion to stay the proceedings until it issues its “Markman” order and rules on our summary judgment motion. Although we continue to vigorously defend ourselves against this claim, this litigation may result in an adverse judgment against us. Sales of the allegedly infringing products represented virtually all of our revenue for the years ended December 31, 2002, 2001 and 2000. We have been forced to incur substantial expenses in defense of this claim, and we may incur additional substantial litigation expenses until the claim is resolved.

     Our involvement in intellectual property claims and litigation could:

•	divert existing management, scientific and financial resources;

•	subject us to significant liabilities;

•	allow our competitors to market competitive products without obtaining a license from us;

•	cause product shipment delays and lost sales;

•	require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all; or

•	force us to modify or discontinue selling our products, or to develop new products.

The termination or other loss of our license to use certain ATL technology would significantly impair our ability to manufacture, market and sell our products.

     We license certain technology from ATL that is incorporated into our single technology platform, and we use this ATL technology in all of our point-of-care ultrasound imaging systems. Virtually all of our revenue is attributable to products incorporating this ATL technology.

     ATL may terminate our license in the event of an uncured material default by us in our obligations under the license agreement. Although many key aspects of our technology platform—including the high level of miniaturization that allows us to manufacture our systems—are independently owned by us under the terms of our spin-off from ATL, the termination or other loss of our license to use ATL technology would significantly impair our ability to manufacture, market and sell our products. If this happens, we may be unable to generate sufficient revenue to maintain our business.

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

     The market price for our common stock, as well as for securities of emerging growth companies generally, has been volatile in the past and is likely to continue to be volatile. You may be unable to resell your shares at or above the price you paid due to a number of factors, many of which are beyond our control, including:

•	the difference between quarterly operating results and those expected by investors or securities analysts;

•	changes in earnings estimates by analysts;

•	the loss of significant orders;

•	announcements of technological innovations or new products by our competitors;

•	changes in the structure of healthcare financing and payment systems;

•	general conditions in the medical industry or global economy;

•	a lack of liquidity in the market for our stock; and

•	a significant sale or sales of our common stock by one or more of our shareholders.

Our future capital-raising activities or acquisition of businesses or assets could involve the issuance of equity securities, which would dilute your investment and could result in a decline in the trading price of our common stock.

     To meet our long-term funding requirements, we may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for additional capital at that time. For example, in May 2002, we raised net proceeds of $42.6 million through the sale of 2,700,000 shares of our common stock. Furthermore, we may enter into financing transactions at prices that represent a substantial discount to market price. In addition, we may issue a significant amount of our securities in connection with our purchase of or strategic investment in other businesses or assets. Raising funds or paying for acquisitions through the issuance of equity securities will dilute the ownership of our existing shareholders. A negative reaction by investors and securities analysts to any sale or issuance of our equity securities could result in a decline in the trading price of our common stock.

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

     As of February 28, 2003, our executive officers, directors and affiliated entities together beneficially owned approximately 4.4% of the outstanding shares of our common stock. Seven other shareholders owned in the aggregate approximately 50.5% of the outstanding shares of our common stock. Among these shareholders, the State of Wisconsin Investment Board, or SWIB, owned approximately 16.1% of the outstanding shares of our common stock and WM Advisors owned approximately 10.2%. As a result, these shareholders or any other concentrated owner may be able to exert significant influence over all matters requiring shareholder approval, including the election of directors, matters relating to the attraction and retention of employees, such as stock option plans, and approval of significant corporate transactions that could include certain matters relating to future financing arrangements and unsolicited tender offers. This concentration of ownership may delay, deter or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock, which could result in a decline in our stock price.

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

ITEM 2. PROPERTIES

     Our principal offices are located in Bothell, Washington, where we lease approximately 65,000 square feet. The facility includes approximately 30,000 square feet of office space, 30,000 square feet of manufacturing space and 5,000 square feet for other uses, such as reception and meeting rooms. The lease runs through 2007. Our warehouse is located in a nearby 18,000 square foot building. The lease on this building runs through 2006. We believe that these facilities will be adequate to meet our needs for the foreseeable future. Additionally, we lease smaller office facilities at each subsidiary location.

ITEM 3. LEGAL PROCEEDINGS

     On July 24, 2001, Neutrino Development Corporation filed a complaint against us in U.S. District Court, Southern District of Texas, Houston Division, alleging infringement of U.S. Patent 6,221,021 as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180PLUS, SonoHeart and SonoHeart PLUS systems. The complaint asserts claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorney’s fees and costs, and pre- and post-judgment interest. On August 14, 2001, we filed an answer asserting alternative defenses of noninfringement and patent invalidity, and included a counterclaim seeking a declaratory judgment of noninfringement and invalidity regarding Neutrino’s patent. On October 4, 2001, the court denied a request by Neutrino for preliminary injunctive relief to prevent us from manufacturing and selling our products pending the ultimate disposition of the litigation. On February 20, 2002, in what is known as a “Markman” hearing, the parties presented their arguments regarding the proper construction of Neutrino’s patent claims. The court has not yet ruled on the issues presented in that hearing. On October 10, 2002, the court granted our motion to stay the proceedings until it issues its “Markman” order and rules on our summary judgment motion. We believe we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in this matter, however this litigation may result in an adverse judgment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol SONO. As of February 28, 2003, there were 3,534 holders of record of the common stock. This figure does not include the number of shareholders whose shares are held of record by a broker or clearing agency, but does include each such brokerage house or clearing agency as a single holder of record.

     The high and low sales prices for our common stock for each quarter are listed below. These prices reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Year	High	Low
2002
Fourth quarter	$16.17	$9.76
Third quarter	$15.65	$10.25
Second quarter	$19.68	$11.71
First quarter	$28.01	$18.20

2001
Fourth quarter	$27.50	$17.99
Third quarter	$27.85	$14.65
Second quarter	$20.00	$10.50
First quarter	$17.38	$8.38

     We have not declared or paid cash dividends on our common stock. We currently intend to retain all earnings, if any, for future growth and, therefore, do not intend to pay cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

	For the Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statement of Operations Data
Sales revenues	$73,035	$45,695	$32,037	$10,185	$—
Cost of sales revenue	29,800	21,861	18,649	6,498	—

Gross margin	43,235	23,834	13,388	3,687	—
Grant revenue	—	—	—	125	973
Operating expenses:
Research and development	12,126	12,715	11,835	14,533	9,474
Sales and marketing	33,555	22,312	17,371	9,767	3,120
General and administrative	5,824	5,198	4,647	2,637	1,904

Total operating expenses	51,505	40,225	33,853	26,937	14,498
Other income (loss):
Interest income	958	1,123	2,478	1,600	541
Interest expense	(195)	(175)	(155)	(117)	(41)
Equity in (losses) earnings of affiliates	(188)	(675)	(830)	30	—
Other loss	(36)	(291)	—	—	—

Total other income (loss)	539	(18)	1,493	1,513	500

Net loss	$(7,731)	$(16,409)	$(18,972)	$(21,612)	$(13,025)

Basic and diluted net loss per share (1)	$(0.59)	$(1.59)	$(2.01)	$(3.08)	$(2.72)

Weighted average common and potential
common shares used in computing basic
and diluted net loss per share (1)	13,075	10,300	9,418	7,025	4,796

	As of December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$26,381	$33,116	$11,067	$33,252	$7,526
Working capital	56,705	49,326	40,534	54,923	16,934
Total assets	105,877	63,076	58,024	69,726	23,290
Long-term obligations, less current portion	88	185	316	135	481
Total shareholders’ equity	92,614	55,683	47,808	63,709	19,833

(1)	Net loss per share amounts are computed on the basis described in Note 2 of Notes to the Consolidated Financial Statements for periods subsequent to the April 6, 1998 Distribution Date. For the periods prior to the Distribution Date, weighted average shares outstanding represent ATL weighted average shares as adjusted for the exchange ratio established on the Distribution Date of one of our shares for every three shares of ATL.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are a leading provider of point-of-care, high performance, all-digital ultrasound imaging systems for use in a variety of clinical applications and settings. Our proprietary technologies have enabled us to design point-of-care diagnostic ultrasound systems that combine all-digital, high-resolution imaging with advanced features and capabilities traditionally found on cart-based ultrasound systems. We believe that the portability, high quality and cost effectiveness of our products are expanding existing markets and will create new markets for ultrasound imaging by bringing ultrasound out of the imaging center to the point of care such as the patient’s bedside or the physician’s examining table.

     The size and complexity of traditional ultrasound systems typically compel physicians to refer patients to a highly trained sonographer employed by an imaging center, such as a hospital’s radiology department. By providing ultrasound at the primary point of care, our easy-to-use systems can eliminate delays associated with the referral process and enable physicians to use ultrasound more frequently and in a wider variety of clinical settings. This increased accessibility creates the potential for enhanced patient care through earlier diagnosis of diseases and conditions.

     We currently focus on six key market segments: radiology, obstetrics and gynecology, emergency medicine, surgery, cardiology and vascular medicine. Our current products include the SonoSite 180PLUS, for general ultrasound imaging, the SonoHeart ELITE, specifically configured for cardiovascular applications, and our newest products, the iLook 15, intended for ‘quick look’ diagnostics in areas such as emergency medicine, radiology, surgery or intensive care, and the iLook 25, designed to provide visual imaging for physicians and nurses while performing vascular access procedures. Our SonoSite 180PLUS and SonoHeart ELITE products are used together with any of our seven interchangeable handheld components, or transducers, that are designed for specific clinical applications. Our iLook products each have a single transducer for specific clinical applications.

     We were formerly a division of ATL Ultrasound, Inc., or ATL. On April 6, 1998, we were spun off as an independent, publicly owned Washington corporation to further the development and commercialization of point-of-care, high performance, all-digital ultrasound imaging systems. ATL retained no ownership in us following the spin-off. We entered into a technology transfer and license agreement with ATL pursuant to which we took ownership of certain ultrasound technology developed as part of a government grant and also patent rights, which had been established or were being pursued for that technology. As part of this agreement, we also entered into a cross-license whereby we have the exclusive right to use certain ATL technology existing on April 6, 1998 or developed by ATL during the three-year period following April 6, 1998 in ultrasound systems weighing 15 pounds or less, and ATL has the exclusive right to use our technology existing on April 6, 1998 or developed by us during the same three-year period in ultrasound systems weighing more than 15 pounds. On April 6, 2003, this cross-license becomes nonexclusive and, except for the patented technology of each party, extends to all ultrasound systems regardless of weight.

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

     We believe the following critical accounting policies require our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     Accounts receivable. We provide an allowance for doubtful accounts based upon specific customer risks and a general provision based upon historical trends. Losses can be difficult to anticipate. For example, in 2002, we wrote off approximately $400,000 of our Argentine receivables due to adverse economic conditions in Argentina. An increase in losses beyond those expected by management would reduce earnings when they become known.

     Revenue recognition. We recognize revenue on products and accessories when goods are shipped under an agreement with a customer, risk of loss and title have passed to the customer and collection of any resulting receivable is reasonably assured. For service contracts, revenue is recognized over the term of the contract. Sales discounts are recorded as a reduction in revenue.

     In connection with sales to certain specific international customers, we sometimes conclude that full collection of the related accounts receivable is not reasonably assured due to extended payment terms or the financial condition of our customer and, consequently, we do not recognize revenue or cost of revenue at the time of title transfer. In instances where collection is not reasonably assured, revenue and cost of revenue are recorded when cash is received. Additionally, in cases of nonstandard delivery and acceptance criteria, we do not recognize revenue at shipment, but rather when the delivery and acceptance criteria have been satisfied.

     Valuation of inventories. Inventories are stated at the lower of cost or market on a first-in, first-out method. Included in our inventories balance are demonstration products used by our sales representatives and marketing department and items that have been shipped to customers for which revenue recognition requirements have not been met. Cost adjustments are recorded for obsolete material, earlier generation products and used product held either as saleable inventory or as demonstration product, if necessary to reduce their carrying values to amounts not lower than that which will result in approximately normal profit margins upon sale. Inventory items for which title has passed to customers are evaluated for recoverability based on the same process we use to evaluate collection of accounts receivable.

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

     Warranty expense. We accrue estimated warranty expenses at the time of sale for costs expected to be incurred under our product warranties. This provision for warranty expenses is made based upon our historical experience and management’s judgment. We have limited history with our products. Any unexpected increase in defects would result in an increase in warranty expense and a reduction in earnings.

Results of Operations

Revenue

     Revenue increased to $73.0 million in 2002, compared to $45.7 million in 2001 and $32.0 million in 2000. Approximately 69% of the 2002 increase was in the United States. The increase in revenue in 2002 compared to 2001 was primarily due to an increase in sales in the United States resulting from having a fully staffed direct sales force for an entire year, our new product introductions and our increased average selling price. Sales representatives increased productivity as they became more experienced and were assisted by 27 clinical application specialists. These specialists performed product demonstrations and customer support, enabling sales representatives to focus on sales calls. Additionally, the average selling price per system increased due to an increase in sales of higher priced features. Approximately 21% of the increase was in Europe, where we opened two new sales offices in Germany and Spain in 2002 and had a full year of operation in the United Kingdom and France compared to the prior year.

     The increase in revenue in 2001 compared to 2000 was primarily due to an increase in sales in the United States resulting from an increase in the number of direct sales representatives to 51 at the end of 2001, compared to 26 at the end of 2000. The increase was also due to an increased average selling price.

     U.S. revenues increased to $42.6 million in 2002, compared to $23.8 million in 2001, due to the increase in U.S. direct sales representatives, our new product introductions and our increased average selling prices. U.S. revenues increased to $23.8 million in 2001, compared to $15.2 million in 2000, due to the increase in U.S. direct sales representatives and increased average selling prices.

     Revenue from Japan decreased to $7.5 million in 2002 from $7.8 million in 2001 primarily due to the timing of orders received from our distributor in Japan and the delay in approval of our new products. The decrease of revenue in Japan to $7.8 million in 2001 from $8.3 million in 2000 was due to initial distributor orders received in the prior year.

     Revenue from Europe, Africa and the Middle East increased to $14.8 million in 2002 from $9.1 million in 2001 primarily due to an increase in direct sales in the United Kingdom and France along with sales from our recently established direct sales operations in Germany and Spain. The increase to $9.1 million in 2001 from $3.8 million in 2000 was primarily due to an increase in direct sales in the United Kingdom and a large multi-order system sale in the first quarter of 2001.

     Revenue from Canada, Australia, South and Latin America and other Asia increased to $8.1 million in 2002 from $5.0 million in 2001 primarily due to an increase in orders from our distributors in China and Mexico. Revenue from Canada, Australia, South and Latin America and other Asia increased slightly to $5.0 million in 2001 from $4.8 million in 2000.

     We anticipate that revenue will increase in 2003 compared to prior years due to continued expansion of our direct selling efforts in the United States and Europe, introduction of new products and product features, and the overall expansion of market awareness and acceptance of our products. However, increased competition may impact the extent of the increase in our anticipated growth in revenue. We currently face competition from larger companies that manufacture cart-based and portable ultrasound systems and have greater financial and other resources. Some of these competitors are introducing highly portable and point-of-care ultrasound products. In 2003, we do not anticipate any increase in our revenue from Japan due to the changes in the distribution network of our partner, Olympus, in the first half of the year. Additionally, regulatory approval of our new products in Japan may experience delays, which could impact our anticipated revenue.

Gross margin

     Gross margin increased to 59% in 2002, compared to 52% in 2001 and 42% in 2000. The increase in gross margin was primarily due to an increase in the percentage of direct sales compared with distributor sales, increased average selling prices due to the sale of higher priced features, and improved manufacturing efficiencies.

     The increase in gross margin in 2001 from 2000 was primarily due to a combination of increased selling prices and improved manufacturing efficiencies. The increased average selling prices resulted from an increase in the number of transducers and accessories sold with each system and an increase in the percentage of our direct sales compared with distributor sales. Costs as a percentage of sales decreased in 2001 because costs on a per unit basis decreased as our production volumes increased.

     We expect gross margin in 2003 to increase slightly from gross margin achieved in 2002. Nevertheless, increased competition from existing and new competitors in the highly portable ultrasound system market could result in lower average realized prices and could lower our gross margin. Our gross margin can be expected to fluctuate in future periods based on the mix of business between direct and distributor sales and our product and accessories sales mixes. Changes in our cost of inventory also may impact our gross margin. Included in our inventories are demonstration products, refurbished products and products held by our customers, which are valued by us at amounts expected to result in a normal margin upon sale. If market conditions change or the introduction of new products by us impacts the market for our previously released products, we may be required to write-down the cost of our inventory resulting in a negative impact on gross margins. Additionally, we rely on our sales forecasts by product to determine production volume. To the extent our sales forecasts or product mix estimates are inaccurate, we may produce excess inventory or experience inventory shortages, which may result in an increase in our costs of goods sold and a decrease in our gross margin.

Operating expenses

     Research and development expenses were $12.1 million in 2002, compared to $12.7 million in 2001 and $11.8 million in 2000. Research and development expenses decreased in 2002 compared to 2001 primarily due to a reduction in product development costs after the completion and introduction of the SonoHeart ELITE and iLook products during the first nine months of 2002.

     The increase in 2001 research and development expenses compared to 2000 was primarily due to increased activities surrounding the final design, verification and validation of the PLUS platforms and related transducers and continued engineering design and development of new products, including the SonoHeart ELITE system and its features which was released in March 2002.

     We anticipate that research and development expenses will be level in 2003 as compared to 2002. However, should our competitors develop products with features that equal or exceed the features that exist in our products, we may incur higher than anticipated research and development costs in order to accelerate existing programs and compete more effectively.

     Sales and marketing expenses increased to $33.6 million in 2002, compared to $22.3 million in 2001 and $17.4 million in 2000. Of the $11.3 million increase in expenses in 2002 compared to 2001, approximately 22% was related to our direct sales activities in the United States, where for the first time we had a fully operational sales force for an entire year. Approximately 22% of the increase was related to the addition of clinical application specialists in the United States, who assisted sales representatives with product demonstrations and customer support. Approximately 38% of the increase was related to our direct sales activities in Europe where we opened two new sales office and increased headcount in our two existing offices.

     The increase in sales and marketing expenses in 2001 compared to 2000 was primarily due to an increase in direct selling expenses in the United States and Europe. U.S. direct selling expenses increased by $3.2 million to $10.3 million, compared to $7.1 million in 2000. This increase was primarily due to costs associated with the increase in the number of sales representatives and sales management. Our expansion into Europe in 2001 resulted in additional expenses due to the addition of our direct selling operation. Offsetting these increases was a decrease in marketing expenses due to market research expenses incurred at the end of 2000 that were not incurred in 2001.

     We anticipate that sales and marketing expenses in 2003 will increase primarily due to increased expenses in Europe resulting from the expansion of our European direct sales offices.

     General and administrative expenses were $5.8 million in 2002, compared to $5.2 million in 2001 and $4.6 million in 2000. The increases in general and administrative expenses in 2002 and 2001 were related primarily to supporting our business growth and to legal expenses incurred to defend our intellectual property rights.

     We anticipate that general and administrative expenses will increase in 2003 due to increased insurance, accounting and legal expenses in addition to general expenses to support the growth of our infrastructure. We may incur additional substantial legal expenses as we continue to defend our patent rights in the existing patent litigation. In addition, we may incur unanticipated legal expenses if we become involved in any new litigation.

Other income (loss)

     For other income and loss, we reported income of $539,000 in 2002 compared to a loss of $18,000 in 2001. The increase in 2002 compared to 2001 was primarily due to a decrease in equity investment losses from our joint venture in China. In 2002, we began the process of terminating our joint venture in China, which we expect to have completed in 2003 along with the formation of a joint venture with a new partner that has greater financial and marketing resources.

     We reported other loss of $18,000 in 2001, compared to other income of $1.5 million in 2000. The decrease in 2001 compared to 2000 was primarily due to decreased interest income of $1.4 million as a result of our decreased average investment balance and lower interest rates.

Liquidity and Capital Resources

     Operating activities used cash of $8.3 million in 2002, compared to $17.8 million in 2001 and $22.2 million in 2000. The decrease in cash used in 2002 compared with 2001 was primarily due to a reduction in our net loss of $8.7 million. The decrease in cash used was also due to changes in accounts receivable and accounts payable, both of which were substantially offset by the change in inventories. The effect on cash from the change in accounts receivable improved in 2002 compared to 2001 primarily due to improved collection efforts. Accounts payable increased primarily due to the timing of payments, increased inventory purchases and our overall growth. Inventories increased to support increased business activity.

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

     Investing activities used cash of $42.3 million in 2002, compared to cash provided of $15.9 million in 2001 and cash used of $2.5 million in 2000. The cash used in 2002 was primarily due to net purchases of investment securities. The cash provided in 2001 was primarily due to net sales/maturities of investment securities.

     We anticipate continuing to use cash to invest in high quality investment instruments in 2003, the extent of which will be dependent upon the interest rate environment during the year and the timing of cash flows from our operations during the year.

     Financing activities provided cash of $43.5 million in 2002, compared to $24.0 million in 2001 and $2.5 million in 2000. In May 2002, we received net proceeds of $42.6 million through the sale of 2,700,000 shares of our common stock at $17.25 per share. In August 2001, we received net proceeds of $23.1 million through the sale of 1,666,667 shares of our common stock at $15.00 per share.

     We anticipate that cash used in operations will decrease in 2003 compared to 2002 primarily due to anticipated decreases in our net loss. This decrease will be dependent upon our ability to successfully sell our products, collect our receivables, control our inventories and manage our expenses.

     We believe that our existing cash and cash generated from operations will be sufficient to fund our operations and capital expenditure requirements through 2003. Nevertheless, we may experience an increased need for additional cash due to:

•	any significant decline in our revenues or gross margins;

•	any delay or inability to collect accounts receivable;

•	any acquisition or strategic investment in another business;

•	any significant increase in expenditures as a result of expansion of our sales and marketing infrastructure, our manufacturing capability or our product development activities;

•	any significant increase in our sales and marketing expenditures as a result of our introduction of new products; and

•	any significant increase in expenditures related to the Neutrino patent infringement litigation.

     Additionally, we have the following contractual obligations and commitments as of December 31, 2002:

	Operating Leases	Capital Leases	Total
	(in thousands)
2003	$1,130	$159	$1,289
2004	1,202	92	1,294
2005	1,243	—	1,243
2006	1,154	—	1,154
2007	557	—	557

	$5,286	$251	$5,537

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

     As part of obtaining our lease for our current facility, we were required to deposit approximately $330,000, representing restricted cash with our bank. Also, we were required to maintain a deposit of approximately $270,000 with our bank in the United Kingdom as security for payment of customs and duties charges. Both amounts are included in other long-term assets.

New Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for our 2003 fiscal year. The adoption of this statement is not expected to have a material impact on our financial statements.

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

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 clarifies the requirements of Statement No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003, are not subject to liability recognition, but are subject to expanded disclosure requirements. The adoption of this statement is not expected to have a material impact on our financial statements.

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables” with respect to determining when and how to allocate revenue from sales with multiple deliverables. The EITF 00-21 consensus provides a framework for determining when and how to allocate revenue from sales with multiple deliverables based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect that the adoption of this consensus will have a material impact on our financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), which provides for alternative methods to transition to the fair value method of accounting for stock options in accordance with provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation.” In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. We adopted the annual disclosure provisions of SFAS 148 in the financial statements for our fiscal year ended December 31, 2002 and will adopt the interim disclosure requirements beginning in the first quarter of 2003. The transition provisions of SFAS 148 are currently not applicable to us as we continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). Variable interest entities often are created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, or other transactions or arrangements. Formerly “Consolidation of Certain Special Purpose Entities” in its draft form, this interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” defines what these variable interest entities are and provides guidelines on how to identity them and also on how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. Generally, FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the provision of this interpretation will apply no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Currently, we do not have any variable interest entities, and we do not expect that the adoption of FIN 46 will have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

     We are exposed to market risk relating to changes in interest rates, which could adversely affect the value of our investments in marketable securities.

     As of December 31, 2002, our portfolio consisted of $10.0 million of interest-bearing debt securities with maturities of less than one year and $29.4 million of interest-bearing debt securities with maturities of more than one year. Our intent is to hold these securities until maturity, but we have classified them as available-for-sale in the event of unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for 2003 from a hypothetical 10% increase in market interest rates would not have a material impact on the investment portfolio.

Foreign currency risk

     Except for sales transacted by our wholly owned subsidiaries, we transact all our sales in U.S. dollars, or USDs; therefore, the obligations of many of our international customers are in USDs. Our exposure to risk from fluctuations in foreign currencies relates primarily to the strengthening of the USD against the local currency of our international customers, which may impact our ability to collect amounts owed by our international customers.

     As of December 31, 2002, 51% of our outstanding accounts receivable balance was from international customers, of which 40%, or approximately $4.2 million was denominated in a currency other than USDs. Our distributor in Japan was indebted to us for approximately $2.5 million, representing 12% of our outstanding accounts receivable balance. Total sales for the year ended December 31, 2002 denominated in a currency other than USDs were approximately $9.8 million, or 13% of total consolidated revenues. The British pound and the Euro represented the majority of financial transactions executed in a currency not denominated in USDs. A change in exchange rates compared to the USD of 10% would not have a significant impact on our statement of financial position or results of operations. Historically, the impact on us of changes in exchange rates compared to the USD has been insignificant. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk. In addition, we utilize letters of credit where they are warranted in order to mitigate our collection risk. As of December 31, 2002, we did not have any foreign currency hedging contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SONOSITE, INC.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders,
SonoSite, Inc.:

     We have audited the accompanying consolidated balance sheets of SonoSite, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and shareholders’ equity and comprehensive loss for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a). These consolidated financial statements and the financial statement schedule are the responsibility of SonoSite, Inc.‘s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SonoSite, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Seattle, Washington
February 12, 2003

SONOSITE, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2002	2001
ASSETS
Current Assets
Cash and cash equivalents	$26,381	$33,116
Short-term investment securities	10,019	—
Accounts receivable, less allowance for doubtful accounts of
$832 and $1,034	20,101	13,901
Inventories	11,787	8,299
Prepaid expenses and other assets	1,339	1,017

Total current assets	69,627	56,333
Property and equipment, net	6,092	5,685
Receivable from affiliate	—	188
Investment securities	29,421	—
Other assets	737	870

Total assets	$105,877	$63,076

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,310	$1,914
Accrued expenses	5,404	3,816
Current portion of long-term obligations	136	131
Deferred revenue	3,072	1,146

Total current liabilities	12,922	7,007
Deferred rent	253	201
Long-term obligations, less current portion	88	185

Total liabilities	13,263	7,393

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1.00 par value
Authorized shares—6,000,000
Issued and outstanding shares—none	—	—
Common stock, $0.01 par value
Shares authorized—50,000,000
Issued and outstanding shares—
As of December 31, 2002—14,195,280
As of December 31, 2001—11,363,231	142	114
Additional paid-in capital	177,007	133,470
Accumulated deficit	(85,632)	(77,901)
Accumulated other comprehensive income	1,097	—

Total shareholders’ equity	92,614	55,683

Total liabilities and shareholders’ equity	$105,877	$63,076

See accompanying notes to the consolidated financial statements

SONOSITE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except loss per share)

	For the Years Ended December 31,
	2002	2001	2000
Revenue	$73,035	$45,695	$32,037
Cost of revenue	29,800	21,861	18,649

Gross margin	43,235	23,834	13,388

Operating expenses:
Research and development	12,126	12,715	11,835
Sales and marketing	33,555	22,312	17,371
General and administrative	5,824	5,198	4,647

Total operating expenses	51,505	40,225	33,853

Other income (loss):
Interest income	958	1,123	2,478
Interest expense	(195)	(175)	(155)
Equity in losses of affiliates	(188)	(675)	(830)
Other	(36)	(291)	—

Total other income (loss)	539	(18)	1,493

Net loss	$(7,731)	$(16,409)	$(18,972)

Basic and diluted net loss per share	$(0.59)	$(1.59)	$(2.01)

Weighted average common and potential common shares used
in computing basic and diluted net loss per share	13,075	10,300	9,418

See accompanying notes to the consolidated financial statements

SONOSITE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2002	2001	2000
Operating activities:
Net loss	$(7,731)	$(16,409)	$(18,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,556	2,276	2,192
Loss on disposition of plant and equipment	—	—	84
Net loss on investments	37	240	—
Equity in losses of affiliates	188	675	830
Amortization of premiums on investment securities	302	—	26
Amortization of deferred stock compensation	—	—	29
Changes in operating assets and liabilities:
Accounts receivable	(5,624)	(6,700)	553
Inventories	(3,350)	4,026	(10,399)
Receivable from affiliate	—	129	(480)
Prepaid expenses and other assets	(627)	383	(223)
Accounts payable	2,378	(3,647)	2,842
Accrued expenses	1,547	132	1,200
Deferred liabilities	1,978	1,047	110

Net cash used in operating activities	(8,346)	(17,848)	(22,208)

Investing activities:
Purchase of investment securities	(43,228)	(2,624)	(49,919)
Proceeds from sales/maturities of investment securities	3,758	20,593	51,490
Investment in affiliate	—	—	(500)
Purchase of property and equipment	(2,808)	(1,981)	(2,892)
Increase in other assets	—	(131)	(657)

Net cash provided by (used in) investing activities	(42,278)	15,857	(2,478)

Financing activities:
Net proceeds from sale of common shares	42,611	23,147	—
Exercise of stock options	954	1,146	2,972
New borrowings	—	—	300
Repayment of long-term obligations	(92)	(253)	(771)

Net cash provided by financing activities	43,473	24,040	2,501

Effect of exchange rate changes on cash and cash equivalents	416	—	—

Net change in cash and cash equivalents	(6,735)	22,049	(22,185)
Cash and cash equivalents at beginning of year	33,116	11,067	33,252

Cash and cash equivalents at end of year	$26,381	$33,116	$11,067

Supplemental disclosure of cash flow information:
Cash paid for interest	$195	$175	$155

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired through long-term obligations	$—	$—	$519

See accompanying notes to the consolidated financial statements

SONOSITE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands, except shares)

	Common stock		Additional paid-in	Deferred stock	Accumulated	Accumulated comprehensive other	Total shareholders’
	Shares	Amount	capital	compensation	deficit	income (loss)	equity
Balance at December 31, 1999	9,209,633	$92	$106,227	$(29)	$(42,520)	$(60)	$63,710
Comprehensive loss:
Net loss	—	—	—	—	(18,972)	—	(18,972)
Net unrealized gain on
investment securities	—	—	—	—	—	69	69

Comprehensive loss							(18,903)
Exercise of warrants	8,877	—	—	—	—	—	—
Exercise of stock options	334,126	4	2,968	—	—	—	2,972
Cancellation of restricted Stock	(1,040)	—	—	—	—	—	—
Amortization of deferred stock
compensation	—	—	—	29	—	—	29

Balance at December 31, 2000	9,551,596	96	109,195	—	(61,492)	9	47,808
Comprehensive loss:
Net loss	—	—	—	—	(16,409)	—	(16,409)
Net unrealized loss on
investment securities	—	—	—	—	—	(249)	(249)
Less reclassification adjustment
for losses included in
net loss	—	—	—	—	—	240	240

Comprehensive loss							(16,418)
Sales of common shares, net of
issuance costs of $1,853	1,666,667	17	23,130	—	—	—	23,147
Exercise of stock options	145,009	1	1,145	—	—	—	1,146
Cancellation of restricted stock	(41)	—	—	—	—	—	—

Balance at December 31, 2001	11,363,231	114	133,470	—	(77,901)	—	55,683
Comprehensive loss:
Net loss	—	—	—	—	(7,731)	—	(7,731)
Net unrealized gain on
investment securities	—	—	—	—	—	272	272
Less reclassification adjustment
for losses included in
net loss	—	—	—	—	—	37	37
Foreign currency translation
adjustment	—	—	—	—	—	788	788

Comprehensive loss							(6,634)
Sales of common shares, net of
issuance costs of $3,964	2,700,000	27	42,584	—	—	—	42,611
Exercise of stock options	132,049	1	953	—	—	—	954

Balance at December 31, 2002	14,195,280	$142	$177,007	$—	$(85,632)	$1,097	$92,614

See accompanying notes to the consolidated financial statements

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Overview

     SonoSite commenced operations as a division of ATL Ultrasound, Inc., or ATL. We were formed to develop the design and specifications for a highly portable ultrasound system and other highly portable ultrasound products for diagnostic imaging in a multitude of clinical and field settings. On April 6, 1998 (the “Distribution Date”), we became an independent, publicly owned company through a distribution of one new share of our stock for every three shares of ATL stock held as of that date. ATL retained no ownership in SonoSite following the spin-off.

     Initially, we sold our products primarily through medical product distributors worldwide. In February 2000, we established a contract direct sales force focused exclusively on selling our products within the United States. In the first quarter of 2001, we elected to convert our contract selling force to direct employees and to expand the number of direct sales people domestically.

     Internationally, we address other large potential markets through our relationship with Olympus in Japan, and dedicated distributors in other traditionally large ultrasound markets. During 2001, we established wholly owned subsidiaries, SonoSite, Ltd., in the United Kingdom, and SonoSite France SARL in France. During 2002, we established wholly owned subsidiaries, SonoSite GmbH in Germany and SonoSite Iberica, S.L. in Spain. Each subsidiary is chartered to develop direct selling operations within their assigned territories.

2. Summary of Significant Accounting Policies

Basis of presentation

     The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of SonoSite, Inc., and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management must make estimates and make assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Investment securities

     Investment securities consist of high-grade U.S. government or corporate debt. While our intent is to hold our securities until maturity, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis.

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

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Accounts receivable

     In the ordinary course of business, we grant credit to a broad customer base. Of the accounts receivable balance at December 31, 2002, 51% and 49% were receivable from international and domestic parties, prior to any allowance for doubtful accounts. The same percentages as of December 31, 2001 were 58% and 42% prior to any allowance for doubtful accounts, of which approximately $283,000 was included in other long-term assets.

     The following table presents individual customers whose outstanding receivable balance as a percentage of total trade receivables and/or revenue as a percentage of total revenue exceeded 10% as of December 31:

	Accounts Receivable		Revenue
	2002	2001	2002	2001	2000
Japanese distributor	12%	28%	10%	17%	26%
U.S. direct customer	12%
U.S. distributor					14%

Totals	24%	28%	10%	17%	40%

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we determine that amounts owed from customers are uncollectible, such amounts are charged off against the allowances for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Fair value of financial instruments

     The carrying value of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, certain long-term other assets and debt, approximates fair value. Cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. Other long-term assets and debt approximate fair value as interest rates on these notes approximate market. Investment securities are carried at fair value.

Inventories

     Inventories are stated at the lower of cost or market on a first-in, first-out method. Included in our inventories balance are demonstration products used by our sales representatives and marketing department, and items that have been shipped to customers for which revenue recognition requirements have not been met including products whose title and custody have passed to the customer. Adjustments to cost are recorded for obsolete material, earlier generation products and refurbished product held either as saleable inventory or as demonstration product. The adjustments reduce their carrying values to amounts not lower than that which will result in approximately normal profit margins upon sale. Inventory items for which title has passed to customers are evaluated for recoverability based on the same process we use to evaluate collection of accounts receivable. If market conditions are less favorable than those projected by management, additional downward inventory cost adjustments may be required.

Property and equipment

     Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Maintenance and repair costs are expensed as incurred, with additions and improvements to property and equipment capitalized.

     Depreciation and amortization are calculated using the straight-line method over estimated useful lives as follows:

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Asset	Estimated Useful Lives
Equipment, other than computer	3–7 years
Software	3 years
Computer equipment	3–5 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of estimated useful life or expected remaining lease term

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

     The carrying value of long-lived assets is evaluated for impairment when events or changes in circumstances occur, which may indicate the carrying amount of the asset may not be recoverable. We evaluate the carrying value of the assets by comparing the estimated future undiscounted cash flows generated from the use of the asset and its eventual disposition with the assets’ reported net book value.

Investment in and receivable from affiliates

     When we have investments in companies where we have the ability to exercise influence over operating and financial policies, these investments are accounted for under the equity method. Accordingly, our share in the net income or loss in these investees is included in other income or loss.

     We have a 40% ownership in a joint venture in China that is currently inactive and is in the process of being dissolved. At December 31, 2002, our carrying values for both our investment in this joint venture and receivable from this joint venture were zero.

Concentration of credit and supply risk

     Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and accounts receivable.

     We depend on some single-source suppliers to provide highly specialized parts and other components, and may experience an interruption of supply if a supplier is unable or unwilling to meet our time, quantity and quality requirements. There are relatively few alternative sources of supply for some of these items. An increase in demand for some parts by other companies in our industry could also interrupt our supply of components.

Revenue recognition

     We recognize revenue on products and accessories when goods are shipped under an agreement with a customer, risk of loss and title have passed to the customer and collection of any resulting receivable is reasonably assured. For service contracts, revenue is recognized over the term of the contract. Sales discounts are recorded as a reduction of revenue. Deferred revenue primarily represents unearned revenue from service contracts made under agreements with customers. Our typical warranty period is one year and is included with the original purchase of our ultrasound imaging systems. However, the customer can purchase a service contract from us to extend the original warranty period or enhance its coverage. We accrue charges for related product warranty expenses based upon estimated costs to repair or replace products sold. These expenses to date have not been significant.

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

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Research and development

     Research and development costs are expensed as incurred.

Advertising costs

     We expense costs for advertising and promotional activities as incurred. Advertising and promotional expenses for the years ended December 31, 2002, 2001 and 2000 were $4.7 million, $4.3 million and $4.2 million.

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

Stock-based compensation

     At December 31, 2002, we have five stock-based employee compensation plans, which are described in Note 7. We account for those plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that the fair market value of the stock exceeds the exercise price of the stock option at the date of the grant. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	2002	2001	2000
Net loss, as reported	$(7,731)	$(16,409)	$(18,972)
Less: Stock-based employee compensation expense
determined under fair value based method	(7,429)	(7,140)	(5,629)

Pro forma net loss	$(15,160)	$(23,549)	$(24,601)

Basic and diluted net loss per share:
As reported	$(0.59)	$(1.59)	$(2.01)

Pro forma	$(1.16)	$(2.29)	$(2.61)

Net loss per share

     Basic and diluted net loss per share was computed by dividing the net loss by the weighted average common shares outstanding exclusive of unvested restricted shares.

     As more fully described in Note 7, we have an Adjustment Plan, which includes options granted in connection with the spin-off distribution occurring on April 6, 1998. As part of this distribution, existing ATL option holders received one of our options for every six ATL options held. Outstanding Adjustment Plan options to purchase our shares, our unvested restricted shares issued by ATL and options issued by us were not included in the computations of diluted net loss per share because to do so would be antidilutive. As of December 31, 2002, outstanding Adjustment Plan options totaled 86,645 and outstanding options we issued totaled 2,815,101. As of December 31, 2001, outstanding Adjustment Plan options and unvested restricted shares issued by ATL through the Distribution Date totaled 115,537 and 459 and outstanding options we issued totaled 2,505,651. As of December 31, 2000, outstanding Adjustment Plan options and unvested restricted shares issued by ATL through the Distribution Date totaled 146,320 and 2,185 and outstanding options we issued totaled 2,153,926.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     The following is a reconciliation of the numerator and denominator of the basic loss per share calculations (in thousands, except loss per share):

	2002			2001			2000
	Loss	Shares	LPS	Loss	Shares	LPS	Loss	Shares	LPS
Weighted average shares outstanding		13,075			10,301			9,426
Weighted average unvested restricted
stock		—			(1)			(8)

Basic and diluted loss per share	$(7,731)	13,075	$(0.59)	$(16,409)	10,300	$(1.59)	$(18,972)	9,418	$(2.01)

Accumulated Other Comprehensive Income

     Unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments are included in accumulated other comprehensive income.

     The following are the components of accumulated other comprehensive income at December 31 (in thousands):

	2002	2001
Net unrealized gain on investments	$309	$—
Cumulative translation adjustments	788	—

	$1,097	$—

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

New accounting pronouncements

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for our 2003 fiscal year. The adoption of this statement is not expected to have a material impact on our financial statements.

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

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 clarifies the requirements of Statement No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003, are not subject to liability recognition, but are subject to expanded disclosure requirements. The adoption of this statement is not expected to have a material impact on our financial statements.

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables” with respect to determining when and how to allocate revenue from sales with multiple deliverables. The EITF 00-21 consensus provides a framework for determining when and how to allocate revenue from sales with multiple deliverables based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect that the adoption of this consensus will have a material impact on our financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), which provides for alternative methods to transition to the fair value method of accounting for stock options in accordance with provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation.” In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. We adopted the annual disclosure provisions of SFAS 148 in the financial statements for our year ended December 31, 2002 and will adopt the interim disclosure requirements beginning in the first quarter of 2003. The transition provisions of SFAS 148 are currently not applicable to us as we continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). Variable interest entities often are created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, or other transactions or arrangements. Formerly “Consolidation of Certain Special Purpose Entities” in its draft form, this interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” defines what these variable interest entities are and provides guidelines on how to identity them and also on how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. Generally, FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the provision of this interpretation will apply no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Currently, we do not have any variable interest entities, and we do not expect that the adoption of FIN 46 will have a material impact on our financial statements.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

3. Arrangements with ATL

     We entered into several agreements with ATL effective as of the Distribution Date. These agreements were negotiated between our chief executive officer and the chief executive officer of ATL. Both parties considered the terms of these agreements competitive with the cost of obtaining such rights and services in arm’s-length negotiations with third parties. The following is a summary of the significant agreements:

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

Technology Transfer and License Agreement

     We entered into a technology transfer and license agreement with ATL pursuant to which we took ownership of certain ultrasound technology developed as part of a government grant and also patent rights, which had been established or were being pursued for that technology. As part of this agreement, we also entered into a cross-license whereby we have the exclusive right to use certain ATL technology existing on April 6, 1998 or developed by ATL during the three-year period following April 6, 1998 in ultrasound systems weighing 15 pounds or less, and ATL has the exclusive right to use our technology existing on April 6, 1998 or developed by us during the same three-year period in ultrasound systems weighing more than 15 pounds. On April 6, 2003, this cross-license becomes nonexclusive and, except for the patented technology of each party, extends to all ultrasound systems regardless of weight.

     Our license from ATL bears a royalty equivalent to a percentage of the net sales of ultrasound products under fifteen pounds that use ATL technology. Royalty payments are required through September 2007. If prior to April 6, 2003, any single person or entity obtains, directly or indirectly, voting control of a majority of our common stock or the power to elect our entire board of directors, we will be required to pay $150 million to ATL. If at any time between April 6, 2003 and April 6, 2006, any single person or entity engaged in the medical diagnostic imaging business, other than through the sale or manufacture of our products, obtains, directly or indirectly, voting control of a majority of our common stock or the power to elect our entire board of directors, we will be required to pay $75 million to ATL. For the years ended December 31, 2002, 2001 and 2000, we incurred a royalty expense to ATL of $1.8 million, $1.3 million and $0.9 million, which is included in cost of revenue.

4. Cash, cash equivalents and investment securities

     The following table summarizes our cash, cash equivalents and investment securities at fair value (in thousands):

	As of December 31,
	2002	2001
Cash	$4,893	$2,305
Cash equivalents:
Money market accounts	21,488	30,811

Total cash and cash equivalents	$26,381	$33,116

Investment securities:
Short-term	$10,019	$—

Long-term	$29,421	$—

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     The amortized cost, gross unrealized holding gains and losses and fair value of investment securities classified as available-for-sale securities as of December 31, 2002 were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Short-term:
Corporate bonds	$1,800	$7	$—	$1,807
US Government and agencies	8,170	42	—	8,212

Total short-term investments	$9,970	$49	$—	$10,019

Long-term:
Corporate bonds	$7,526	$43	$(3)	$7,566
US Government and agencies	21,635	220	—	21,855

Total long-term investments	$29,161	$263	$(3)	$29,421

     The following table summarizes our realized gains and losses on investments for the years ended December 31, (in thousands):

	2002	2001	2000
Gains	$7	$—	$—
Losses	(44)	(240)	—

Net losses	$(37)	$(240)	$—

5. Financial statement detail as of December 31,

     Inventories consisted of the following (in thousands):

	2002	2001
Raw material	$4,678	$3,902
Work-in-process	120	13
Demonstration inventory	2,680	1,789
Finished goods	4,309	2,595

Total inventories	$11,787	$8,299

     At December 31, 2002, and 2001, finished goods includes approximately $0.5 million and $0.8 million of inventory whose title had passed to the customer and for which revenue has not yet been recognized.

     Property and equipment consisted of the following (in thousands):

	2002	2001
Equipment, other than computer	$6,260	$4,293
Software	3,201	3,000
Computer equipment	2,941	2,539
Furniture and fixtures	1,286	1,077
Leasehold improvements	928	899

	14,616	11,808
Less accumulated depreciation and amortization	(8,524)	(6,123)

Total property and equipment	$6,092	$5,685

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     Assets acquired under capital leases, included above (in thousands):

	2002	2001
Computer equipment	$350	$350
Software	47	47

	397	397
Less accumulated amortization	(387)	(258)

Total assets under capital lease	$10	$139

     Accrued expenses consisted of the following (in thousands):

	2002	2001
Payroll and related	$3,320	$1,853
Outside services	790	909
Warranty	331	281
Royalties	531	424
Other	432	349

Total accrued expenses	$5,404	$3,816

     The warranty liability is summarized as follows (in thousands):

	Beginning of year	Charged to cost of revenue	Applied to liability	End of year
Year ended December 31, 2002	$281	$300	$(250)	$331

6. Investments in and receivables from affiliates

     In 1999, we made an initial capital contribution of $400,000 in the form of inventory into SonoSite China Limited (SonoSite China) for a 40% ownership interest. We accounted for this investment under the equity method of accounting. Receivables from affiliate represented the outstanding amount owed to us by SonoSite China for purchases of inventory less our equity losses in earnings of SonoSite China that exceeded our initial capital contribution. SonoSite China is currently in the process of being dissolved. As of December 31, 2002, our net investment balance in SonoSite China was zero.

     For the years ended December 31, 2002, 2001 and 2000, we recognized revenue from sales to SonoSite China in the amount of $262,000, $303,000 and $298,000.

     During 2000, we invested $500,000 for a 19.9% common stock investment in a company from which we were also contracting for direct sales services. We used the equity method of accounting for this investment. In the fourth quarter of 2000, we decided to terminate our business relationship with this affiliate when we decided to discontinue the direct sales contract and hire the contractors as employees in early 2001. We then accelerated our amortization of excess acquisition cost of $475,000 to fully amortize the remaining balance in the fourth quarter of 2000 when we made this decision. We paid $1.0 million in 2001 for contract direct sales service expenses and fees to transfer their direct sales representatives to us. We paid them $3.4 million in 2000 for direct sales contract services. In 2002, we sold our ownership in the entity for a nominal amount.

7. Shareholders’ equity

Stock option plans

     As of December 31, 2002, we had the following stock compensation plans: the 1998 Nonofficer Employee Stock Option Plan (“1998 NOE Plan”), the 1998 Stock Option (“1998 Plan”), the Nonemployee Director Stock Option Plan (“Director Plan”), the Management Incentive Compensation Plan (“MIC Plan”), and the Adjustment Plan. Additionally, in 2000, we granted 95,000 options outside of these plans to corporate officers, which are included within the information presented herein and contain similar provisions to our 1998 Plan. We account for stock options under provisions of APB 25 and therefore, to the extent the fair value of the underlying stock is equal to or less than the exercise price on the measurement date, no compensation expense is recognized for employee stock option grants.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     If we accounted for the costs relating to all option grants under the provisions of SFAS 123, our net loss would have been $15.1 million, or $1.16 per pro forma diluted share, in 2002, $23.5 million, or $2.29 per pro forma diluted share, in 2001 and $24.6 million, or $2.61 per pro forma diluted share, in 2000 (see Note 2).

     Pro forma compensation expense is recognized for the fair value of each option estimated on the date of grant using the Black-Scholes multiple option pricing model. The following assumptions were used for option grants in 2002, 2001 and 2000: expected volatility 60%, 63% and 63%; risk-free interest rates 3.8%, 4.5% and 4.9%; expected terms of 6.5 years; and zero dividend yield.

     Under the 1998 NOE Plan, 1998 Plan, MIC Plan and option grants outside our stock option plans, as of December 31, 2002, 3,401,163 total shares of common stock were authorized primarily for issuance upon exercise of stock options at prices equal to the fair market value of our common shares at the date of grant. As of December 31, 2002, 701,062 shares were available for grant under these stock option plans. In most cases, stock options issued prior to October 22, 2002 are exercisable at 25% each year over a four-year vesting period and have a ten-year term from the grant date. In October 2002, our Board of Directors approved a change in the vesting schedule for employee option grants made after October 22, 2002 so that first-time grants issued to new employees vest 25% after one year of employment and then monthly over the next three years, and grants made to employees after their first year of employment vest monthly over four years. However, provisions for 377,000 options granted in 1999 allowed for potential early vesting to occur upon the achievement of certain financial targets in 1999 and 2000. In 1999, these financial targets were met and, as a result, 188,500 options vested effective February 2000. These targets were not met in 2000 and therefore the unvested portion, 188,500 options, vest four years from their date of grant.

     Under the Director Plan, as of December 31, 2002, 115,000 shares of common stock were authorized for issuance of stock options at prices equal to the fair market value of our common shares at the date of grant. At December 31, 2002, there were no shares available for grant under this Plan. Stock options are exercisable and vest in full one year following their grant date provided the optionee has continued to serve as our director. Each option expires on the earlier of ten years from the grant date or 90 days following the termination of a director’s service as our director.

     We also have an Adjustment Plan, which includes options granted in connection with the dividend distribution occurring on April 6, 1998. As part of this distribution, existing ATL option holders received one of our options for every six ATL options held. There was no change to the intrinsic value of the option grant, ratio of exercise price to market value, vesting provisions or option period as a result of the distribution. As of December 31, 2002, 86,645 shares of common stock were authorized primarily for issuance upon exercise of stock options at prices equal to the fair market value of our common shares at the date of grant.

     Prior to the Distribution Date, we had no stock option plans specifically identified as our plans. All stock options granted through that date were part of ATL option plans.

     Also as part of the distribution, restricted shares totaling none, 459 and 2,185, as determined using the exchange ratio of one of our restricted shares for every three ATL restricted shares, were outstanding as of December 31, 2002, 2001 and 2000.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Summary of stock option activity

     The following table presents summary stock option activity for the years ended December 31 (shares presented in thousands):

	2002		2001		2000
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding, beginning of year	2,621	$14.49	2,300	$13.50	2,113	$10.04
Granted	530	$16.91	725	$16.10	778	$20.86
Exercised	(132)	$7.23	(145)	$7.70	(334)	$9.45
Cancelled	(117)	$16.64	(259)	$13.91	(257)	$12.65

Outstanding, end of year	2,902	$15.18	2,621	$14.49	2,300	$13.50

Exercisable, end of year	1,456	$13.24	1,026	$11.78	760	$9.00

Weighted average fair value of
options granted during the period		$11.41		$11.45		$15.04

     The following is a summary of stock options outstanding as of December 31, 2002 (shares presented in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 1.64–$ 6.94	636	5.14	$ 6.70	636	$ 6.70
$ 6.97–$12.88	637	7.58	$11.92	226	$11.42
$12.97–$15.47	618	7.96	$14.54	242	$14.66
$15.51–$23.63	606	8.43	$19.04	127	$18.16
$23.70–$34.97	405	7.49	$28.80	225	$29.25

	2,902	7.29	$15.18	1,456	$13.24

Stock purchase rights

     On April 6, 1998, we and First Chicago Trust Company of New York (“First Chicago”) entered into a Rights Agreement. The Rights Agreement was subsequently amended on October 24, 2001 to reflect that EquiServe Trust Company, N.A. had succeeded First Chicago as the rights agent. The Rights Agreement has certain anti-takeover provisions, which will cause substantial dilution to a person or group that attempts to acquire us. Our board of directors may redeem the rights at a nominal cost at any time before a person acquires 15% or more of our outstanding common stock, which allows board-approved transactions to proceed.

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

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

     In connection with the sale of common stock described below under “Financing,” the Rights Agreement was amended on August 8, 2001. The amendment provided an exemption to one of the acquirors of the common stock from the 15% ownership threshold described above, provided that the acquiror is the beneficial owner of less than 20% of our common stock.

Warrants

     In 1999, we issued 15,000 warrants to non-employee consultants in connection with marketing work performed. These warrants had exercise prices of $11.44 and vested one year from their date of grant. During 2000, all these warrants were exercised through a cashless exercise, which resulted in the issuance of 8,877 shares of common stock. As of December 31, 2002, no warrants were outstanding.

8. Financing

     In May 2002, we sold 2,700,000 shares of common stock at a price of $17.25 per share. Net proceeds from this sale were $42.6 million. In August 2001, we sold 1,666,667 shares of common stock at a price of $15.00 per share to selected institutional and other accredited investors. Net proceeds from this private placement were $23.1 million.

9. Income taxes

     For income tax purposes, our results through the Distribution Date were included in the consolidated federal income tax return of ATL and, accordingly, the net operating loss generated prior to the Distribution Date is not available to us for use in periods subsequent to the Distribution Date. During the period from the Distribution Date through December 31, 2002, we accumulated a net operating loss carryforward of approximately $69.0 million and research and experimentation tax credit carryforwards of approximately $2.4 million. These carryforwards begin expiring in 2018 and will be fully expired in 2022. Approximately $5.5 million of the net operating loss carryforward results from stock option deductions which, when and if realized, would result in a credit to shareholders’ equity.

     Because we incurred losses since inception, a valuation allowance entirely offsetting deferred tax assets has been established, thereby eliminating any deferred tax benefit. The increase in the valuation allowance of $2.7 million in 2002, $6.9 million in 2001, and $7.7 million in 2000 is primarily the result of increasing net operating loss carryforwards. Under certain provisions of the Internal Revenue Code of 1986, as amended, the availability of our net operating loss and tax credit carryforwards may be subject to limitation if it should be determined that there has been a change in ownership of more than 50%. Such determination could limit the utilization of net operating loss and tax credit carryforwards.

     The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31 are as follows (in thousands):

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	2002	2001
Deferred tax assets:
Domestic net operating loss carryforwards	$23,003	$22,552
International net operating loss carryforwards	1,995	165
Research and experimentation tax credit carryforwards	2,430	1,921
Capital loss carryforwards	490	—
Allowances and accruals not recognized for tax purposes	549	620
Other	584	1,039

Gross deferred tax assets	29,051	26,297
Valuation allowance	(29,035)	(26,297)

	16	—
Deferred tax liabilities:
Depreciation	(16)	—

Net deferred tax assets	$—	$—

10. Employee Benefit Plan

401(k) Retirement Savings Plan

     All our employees in the United States are eligible to participate in our 401(k) Plan. Terms of the 401(k) Plan permit an employee to contribute up to a maximum of 16% of an employee’s annual compensation on a post-tax or pre-tax basis, up to the maximum permissible by the Internal Revenue Service (IRS) during any plan year. We match each employee’s contribution in increments equivalent to 100% for the first 3% and 50% for the second 3% of the employee’s contribution percentage. In 2002, 2001 and 2000, we contributed $802,000, $540,000 and $369,000 in matching contributions to the 401(k) Plan in accordance with the plan’s terms. Employees immediately vest in the contributions the employee makes. Vesting in our contribution on behalf of the employee occurs at equal increments at the end of each year of the first five years of an employee’s service with us.

11. Commitments and contingencies

Operating leases

     We currently lease office and manufacturing space under operating leases. As of December 31, 2002, future minimum lease payments are as follows (in thousands):

2003	$1,130
2004	1,202
2005	1,243
2006	1,154
2007	557

$5,286

     Rent expense for the years ended December 31, 2002, 2001, and 2000 was $1.1 million, $1.0 million and $0.7 million.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Capital lease obligations

     We entered into certain long-term obligations to finance the purchase of capital equipment as part of our normal business operations. Original terms of the obligations range from 18 to 48 months and have imputed interest rates ranging between 10% and 15%. Obligations are secured by underlying assets. The following is a summary of the capital lease obligations and the related future minimum payments as of December 31, 2002 (in thousands):

2003	$159
2004	92

Total lease payments	251
Less amount representing interest	(27)

Present value of net minimum capital lease payments	224
Less current portion	(136)

Long-term obligations, excluding current portion	$88

Other commitments

     As part of our agreements with our suppliers, suppliers may procure resources and material expected to be used for the manufacture of our product in accordance with our production schedule provided to them. In the event these items are not used in the quantities submitted as part of the production schedule or material becomes obsolete as a result of production timing, material changes or design changes, we may be responsible for compensating our suppliers for these procurements. As of December 31, 2002, these commitments were not significant.

     As part of obtaining our lease for our current facility, we were required to deposit approximately $330,000, representing restricted cash with our bank. Also, we were required to maintain a deposit of approximately $270,000 with our bank in the United Kingdom as security for payment of customs and duties charges. Both amounts are included in other long-term assets.

     We entered into several corporate purchasing agreements, including AmeriNet Inc., Kaiser Permanente, Novation LLC, Broadlane, Inc., Premier Inc., Consorta, Inc. and Aurora Health Care. These agreements provide for favorable pricing, preferential availability and notification periods. We recorded sales and marketing expenses related to these agreements in the amounts of approximately $512,000 in 2002, $236,000 in 2001 and $22,000 in 2000.

Contingencies

     We have obtained approval from the U.S. Food and Drug Administration (“FDA”) to sell and distribute our product domestically. However, we cannot assure you that the FDA will approve future product submissions by us. Additionally, international sales and distribution are dependent upon our obtaining approval of certain foreign regulatory agencies. We have obtained approval from many of these agencies; however, we cannot assure you that we will obtain approval from other foreign regulatory agencies from which we seek approval in the future, on a timely basis, or if at all.

     On July 24, 2001, Neutrino Development Corporation filed a complaint against us in U.S. District Court, Southern District of Texas, Houston Division, alleging infringement of U.S. Patent 6,221,021 by SonoSite as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180 PLUS, SonoHeart and SonoHeart PLUS systems. The complaint asserts claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorney’s fees and costs, and pre- and post-judgment interest. On August 14, 2001, we filed an answer asserting alternative defenses of non-infringement and patent invalidity, and filed a counterclaim seeking a declaratory judgment of non-infringement and invalidity regarding Neutrino’s patent. On October 4, 2001, the court denied a request by Neutrino for preliminary injunctive relief to prevent us from manufacturing and selling our products pending the ultimate disposition of the litigation. On February 20, 2002, in what is known as a “Markman” hearing, the parties presented their arguments regarding the proper construction of Neutrino’s patent claims. The court has not yet ruled on the issues presented in that hearing. On October 10, 2002, the court granted our motion to stay the proceedings until it issues its “Markman” order and rules on our summary judgment motion. We believe we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in this matter, however this litigation may result in an adverse judgment. Sales of the allegedly infringing products represented virtually all of our revenue for the years ended December 31, 2002, 2001 and 2000.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

12. Segment reporting

     We currently have one reporting segment. We market our products in the United States and internationally through our direct sales force and our indirect distribution channels. Our chief operating decision maker evaluates resource allocation decisions and our performance based upon revenue recorded in geographic regions and does not receive financial information about expense allocation on a disaggregated basis. Geographic regions are determined by the shipping destination. Revenue by geographic location for the years ended December 31 is as follows (in thousands):

	2002	2001	2000
United States	$42,586	$23,824	$15,174
Europe, Africa and the Middle East	14,849	9,088	3,767
Japan	7,464	7,768	8,307
Other Asia (a)	4,468	2,079	2,094
Canada, Australia, South and Latin America	3,668	2,936	2,695

Total revenue	$73,035	$45,695	$32,037

(a) Other Asia includes primarily China, India, Korea, and Taiwan.

     Long-lived assets, excluding financial instruments, by geographic location as of December 31 are as follows (in thousands):

	2002	2001	2000
Long-lived assets:
United States	$5,889	$5,581	$6,101
International	315	117	—

Total long-lived assets	$6,204	$5,698	$6,101

     Net assets of our European operations were approximately $10.0 million and $2.8 million at December 31, 2002 and 2001.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

13. Quarterly results--unaudited

	For the three months ended,
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2002:
Revenue	$12,843	$16,600	$18,468	$25,124
Cost of revenue	5,395	6,944	7,485	9,976

Gross margin	7,448	9,656	10,983	15,148
Operating expenses	11,069	12,234	13,735	14,467
Other income (loss)	(50)	88	313	188

Net income (loss)	$(3,671)	$(2,490)	$(2,439)	$869

Basic net income (loss) per share	$(0.32)	$(0.20)	$(0.17)	$0.06

Diluted net income (loss) per share	$(0.32)	$(0.20)	$(0.17)	$0.06

Shares used in computation of basic net
income (loss) per share	11,372	12,623	14,087	14,177

Shares used in computation of diluted net
income (loss) per share	11,372	12,623	14,087	14,573

2001:
Revenue	$8,163	$10,283	$11,911	$15,338
Cost of revenue	4,866	5,325	5,167	6,503

Gross margin	3,297	4,958	6,744	8,835
Operating expenses	10,217	9,711	9,377	10,920
Other income (loss)	195	(280)	369	(302)

Net loss	$(6,725)	$(5,033)	$(2,264)	$(2,387)

Basic and diluted net loss per share	$(0.70)	$(0.52)	$(0.21)	$(0.21)

Shares used in computation of basic and
diluted net loss per share	9,567	9,623	10,629	11,358

     The quarterly information presented above reflects, in the opinion of management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim period presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is included in our proxy statement for our 2003 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the headings “Election of Directors” and “Executive Officers.” We will file the proxy statement within 120 days of December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is included in our proxy statement for our 2003 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Executive Compensation.” We will file the proxy statement within 120 days of December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included in our proxy statement for our 2003 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management.” We will file the proxy statement within 120 days of December 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included in our proxy statement for our 2003 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Certain Relationships and Related Transactions.” We will file the proxy statement within 120 days of December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including our principal executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of a date, or evaluation date, within 90 days before the filing of this annual report, and they have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

Changes in internal controls

     There were no significant changes in SonoSite’s internal controls or, to SonoSite’s knowledge, in other factors that could significantly affect SonoSite’s disclosure controls and procedures subsequent to the evaluation date.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report:

(1) Financial Statements—See “Index to Financial Statements” under Item 8 of this Report.

(2) Financial Statement Schedule.

Schedule II

Valuation and Qualifying Accounts

	Balance at beginning of year	Additions charged to general and administrative expense	Deductions	Balance at end of year
	(in thousands)
Year ended December 31, 2002:
Allowance for doubtful accounts	$1,034	$412	$614	$832

Year ended December 31, 2001:
Allowance for doubtful accounts	$723	$486	$175	$1,034

Year ended December 31, 2000:
Allowance for doubtful accounts	$96	$631	$4	$723

(3) Exhibits.

Exhibit No.	Description

3.1(A)	Restated Articles of Incorporation of the registrant

3.3(E)	Bylaws of the registrant

4.1(A)	Rights Agreement between First Chicago Trust Company and the registrant, dated April 6, 1998

4.2(E)	Amendment to Rights Agreement, dated August 8, 2001

4.3(F)	Amendment to Rights Agreement, dated October 24, 2001

10.1(G)	1998 Stock Option, as amended and restated

10.2(A)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 1998 Stock Option Plan

10.3(H)	1998 Nonofficer Employee Stock Option Plan, as amended and restated

10.4(E)	Nonemployee Director Stock Option Plan, as amended and restated

10.5(C)	Management Incentive Compensation Plan

10.6(B)	Adjustment Plan

10.7(A)	Form of Senior Management Employment Agreement between the registrant and each of Kevin M. Goodwin, Michael J. Schuh and Bradley G. Garrett

10.8(A)	Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended

10.9(F)	Third Amendment to Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, dated as of March 10, 2000

Exhibit No.	Description

10.10(D)	Lease Agreement between Riggs & Company, a division of Riggs Bank N.A., and registrant, dated December 28, 1999

10.11(D)	Distribution Agreement between Olympus Optical Co. Ltd. and the registrant, dated August 1, 1999

10.12(F)	Assignment of Distribution Agreement by and among Olympus Optical Co., Ltd., Olympus Promarketing, Inc. and the registrant, dated October 5, 2001

21.1+	Subsidiaries of the registrant

23.1+	Consent of KPMG LLP, independent auditors

24.1†	Power of attorney (contained on signature page)

99.1†	Section 906 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

99.2†	Section 906 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

† Filed herewith.

(A)	Incorporated by reference to the designated exhibit included in SonoSite’s Registration Statement on Form S-1 (Registration No. 333-71457).

(B)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10 (SEC File No. 000-23791).

(C)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 1998 (SEC File No. 000-23791).

(D)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 1999 (SEC File No. 000-23791).

(E)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-23791).

(F)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 2001 (SEC File No. 000-23791).

(G)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 000-23791).

(H)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 000-23791).

(b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Michael J. Schuh Michael J. Schuh Vice President-Finance, Chief Financial Officer, and Treasurer

Date: March 28, 2003

POWER OF ATTORNEY

     Each person whose individual signature appears below hereby authorizes and appoints Kevin M. Goodwin and Michael J. Schuh, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 28th day of March 2003.

/s/ Kirby L. Cramer Kirby L. Cramer	Chairman of the Board

/s/ Kevin M. Goodwin Kevin M. Goodwin	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Michael J. Schuh Michael J. Schuh	Vice President-Finance, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

/s/ Edward V. Fritzky Edward V. Fritzky	Director

/s/ Steven R. Goldstein, M.D. Steven R. Goldstein, M.D.	Director

/s/ Ernest Mario, Ph.D. Ernest Mario, Ph.D.	Director

/s/ William G. Parzybok, Jr. William G. Parzybok, Jr.	Director

/s/ Jeffrey Pfeffer, Ph.D. Jeffrey Pfeffer, Ph.D.	Director

/s/ Dennis A. Sarti, M.D. Dennis A. Sarti, M.D.	Director

/s/ Richard S. Schneider, Ph.D. Richard S. Schneider, Ph.D.	Director

/s/ Jacques Souquet, Ph.D. Jacques Souquet, Ph.D.	Director

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Kevin M. Goodwin, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of SonoSite, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Kevin M. Goodwin —————————————————— Kevin M. Goodwin President and Chief Executive Officer (Principal Executive Officer)

March 28, 2003

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Michael J. Schuh, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of SonoSite, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Michael J. Schuh —————————————————— Michael J. Schuh Vice President-Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

March 28, 2003

INDEX TO EXHIBITS

Exhibit No.	Description
3.1(A)	Restated Articles of Incorporation of the registrant
3.3(E)	Bylaws of the registrant
4.1(A)	Rights Agreement between First Chicago Trust Company and the registrant, dated April 6, 1998
4.2(E)	Amendment to Rights Agreement, dated August 8, 2001
4.3(F)	Amendment to Rights Agreement, dated October 24, 2001
10.1(G)	1998 Stock Option, as amended and restated
10.2(A)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 1998 Stock Option Plan
10.3(H)	1998 Nonofficer Employee Stock Option Plan, as amended and restated
10.4(E)	Nonemployee Director Stock Option Plan, as amended and restated
10.5(C)	Management Incentive Compensation Plan
10.6(B)	Adjustment Plan
10.7(A)	Form of Senior Management Employment Agreement between the registrant and each of Kevin M. Goodwin, Michael J. Schuh and Bradley G. Garrett
10.8(A)	Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended
10.9(F)	Third Amendment to Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, dated as of March 10, 2000
10.10(D)	Lease Agreement between Riggs & Company, a division of Riggs Bank N.A., and registrant, dated December 28, 1999
10.11(D)	Distribution Agreement between Olympus Optical Co. Ltd. and the registrant, dated August 1, 1999
10.12(F)	Assignment of Distribution Agreement by and among Olympus Optical Co., Ltd., Olympus Promarketing, Inc. and the registrant, dated October 5, 2001
21.1†	Subsidiaries of the registrant
23.1†	Consent of KPMG LLP, independent auditors
24.1†	Power of attorney (contained on signature page)
99.1†	Section 906 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
99.2†	Section 906 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

† Filed herewith.

(A)	Incorporated by reference to the designated exhibit included in SonoSite’s Registration Statement on Form S-1 (Registration No. 333-71457).

(B)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10 (SEC File No. 000-23791).

(C)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 1998 (SEC File No. 000-23791).

(D)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 1999 (SEC File No. 000-23791).

(E)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-23791).

(F)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 2001 (SEC File No. 000-23791).

(G)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 000-23791).

(H)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 000-23791).