Form 10-Q
period 2003-03-31
SONOSITE INC
filed 2003-05-15
CIK 1055355

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to _____________ to ____________

Commission file number 0-23791

SONOSITE, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1405022
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

21919 30th Drive SE, Bothell, WA	98021-3904
(Address of Principal Executive Offices)	(Zip Code)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒     No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	14,225,136
(Class)	(Outstanding as of May 12, 2003)

SonoSite, Inc.

Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2003

PART I:     FINANCIAL INFORMATION

Item 1.      Financial Statements

SonoSite, Inc.

Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2003	December 31, 2002

	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$25,636	$26,381
Short-term investment securities	23,170	10,019
Accounts receivable, less allowance for doubtful accounts of $866 and $832	16,731	20,101
Inventories	13,389	11,787
Prepaid expenses and other current assets	1,006	1,339

Total current assets	79,932	69,627
Property and equipment, net	5,727	6,092
Investment securities	16,110	29,421
Other assets	690	737

Total assets	$102,459	$105,877

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,803	$4,310
Accrued expenses	5,384	5,404
Current portion of long-term obligations	141	136
Deferred revenue	3,317	3,072

Total current liabilities	11,645	12,922
Deferred rent	270	253
Long-term obligations, less current portion	51	88

Total liabilities	11,966	13,263

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value
Authorized shares—6,000,000
Issued and outstanding shares—none	—	—
Common stock, $.01 par value
Authorized shares—50,000,000
Issued and outstanding shares:
As of March 31, 2003—14,216,512
As of December 31, 2002—14,195,280	142	142
Additional paid-in-capital	177,151	177,007
Accumulated deficit	(88,196)	(85,632)
Accumulated other comprehensive income	1,396	1,097

Total shareholders’ equity	90,493	92,614

Total liabilities and shareholders’ equity	$102,459	$105,877

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,

	2003	2002

	(In thousands, except loss per share)
Revenue	$17,158	$12,843
Cost of revenue	6,367	5,395

Gross margin	10,791	7,448

Operating expenses:
Research and development	2,833	3,248
Sales and marketing	8,890	6,331
General and administrative	2,005	1,525

Total operating expenses	13,728	11,104

Other income (expense):
Interest income	270	122
Interest expense	(7)	(8)
Other income (expense)	110	(129)

Total other income (expense)	373	(15)

Net loss	$(2,564)	$(3,671)

Basic and diluted net loss per share	$(0.18)	$(0.32)

Weighted average common and potential common shares used in computing net loss per share	14,206	11,372

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,

	2003	2002

	(In thousands)
Operating activities:
Net loss	$(2,564)	$(3,671)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	601	576
Equity in losses of affiliates	—	134
Net gain on investments	(17)	—
Amortization of premiums on investment securities	176	—
Changes in operating assets and liabilities:
Accounts receivable	3,438	2,475
Receivable from affiliate	—	34
Inventories	(1,563)	(184)
Prepaid expenses and other assets	380	109
Accounts payable	(1,511)	1,246
Accrued expenses	(27)	(156)
Deferred liabilities	266	285

Net cash provided by (used in) operating activities	(821)	848

Investing activities:
Purchase of investments	(6,115)	—
Proceeds from sales/maturities of investments	6,095	—
Purchase of property and equipment	(236)	(326)

Net cash used in investing activities	(256)	(326)

Financing activities:
Exercise of stock options	144	82
Repayment of long-term obligations	(32)	(31)
Cash used for offering costs	—	(15)

Net cash provided by financing activities	112	36

Effect of exchange rate changes on cash and cash equivalents	220	(10)

Net change in cash and cash equivalents	(745)	548
Cash and cash equivalents at beginning of period	26,381	33,116

Cash and cash equivalents at end of period	$25,636	$33,664

Supplemental disclosure of cash flow information:
Cash paid for interest	$7	$8

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on investments	$(4)	$—

Offering costs included in accounts payable and accrued expenses	$—	$479

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Interim Financial Information

Basis of Presentation

     The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information furnished reflects, in the opinion of SonoSite, Inc. management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of our expected results for the entire year ending December 31, 2003 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002, included in our Annual Report on Form 10-K. Certain amounts reported in previous periods have been reclassified to conform to current presentation.

Stock-based Compensation

     At March 31, 2003, we had five stock-based employee compensation plans. We account for those plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that the fair market value of the stock exceeds the exercise price of the stock option at the date of the grant. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended March 31,

	2003	2002

Net loss, as reported	$(2,564)	$(3,671)
Less: Stock-based employee compensation expense determined under fair value based method	(1,400)	(1,968)

Pro forma net loss	$(3,964)	$(5,639)

Basic and diluted net loss per share:
As reported	$(0.18)	$(0.32)

Pro forma	$(0.28)	$(0.50)

Financial Instruments

Cash Equivalents

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

Accounts Receivable

     In the ordinary course of business, we grant credit to a broad customer base. Of the accounts receivable balance at March 31, 2003, 49% and 51% were receivable from international and domestic parties, prior to any allowance for doubtful accounts. The same percentages as of December 31, 2002 were 51% and 49% prior to any allowance for doubtful accounts.

     For the three months ended March 31, 2003, revenue was 57% domestic and 43% international, compared to 51% domestic and 49% international for the three months ended March 31, 2002.

     The following table presents individual customers whose outstanding receivable balance as a percentage of total trade receivables and/or revenue as a percentage of total revenue exceeded 10%:

Accounts Receivable:

	March 31, 2003	December 31, 2002

Japanese distributor		12%
U.S. direct customer	12%	12%

Totals	12%	24%

Revenue:
	Three Months Ended March 31,
	2003	2002

Japanese distributor		11%

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

Fair value of financial instruments

     The carrying value of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, certain long-term other assets and debt, approximates fair value. Cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. Other long-term assets and debt approximate fair value as interest rates on these instruments approximate market. Investment securities are carried at fair value.

Inventories

     Inventories are stated at the lower of cost or market, on a first-in, first-out method. Included in our inventories balance are demonstration products used by our sales representatives and marketing department, and items that have been shipped to customers for which revenue recognition requirements have not been met, including products whose title and custody have passed to the customer. Adjustments to cost are recorded for obsolete material, earlier generation products and refurbished products held either as saleable inventory or as demonstration product. The adjustments reduce their carrying values to amounts not lower than that which will result in approximately normal profit margins upon sale. Inventory items for which title has passed to customers are evaluated for recoverability based on the same process we use to evaluate collection of accounts receivable. If market conditions are less favorable than those projected by management, additional downward inventory cost adjustments may be required.

     Inventories consist of the following (in thousands):

	As of

	March 31, 2003	December 31, 2002

Raw material	$4,955	$4,678
Work-in-process	534	120
Demonstration inventory	2,486	2,680
Finished goods	5,414	4,309

Total	$13,389	$11,787

     At March 31, 2003 and December 31, 2002, finished goods includes approximately $0.3 million and $0.5 million of inventory whose title had passed to the customer and for which revenue has not yet been recognized.

Property and Equipment

     Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Maintenance and repair costs are expensed as incurred, with additions and improvements to property and equipment capitalized.

     Depreciation and amortization are calculated using the straight-line method over estimated useful lives as follows:

Asset	Estimated Useful Lives

Equipment, other than computer	3-7 years
Software	3 years
Computer equipment	3-5 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of estimated useful life or expected remaining lease term

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

Warranty liability

     Our typical warranty period is one year and is included with the original purchase of our ultrasound imaging systems. The warranty liability is summarized as follows (in thousands):

	Balance at December 31, 2002	Charged to cost of revenue	Applied to liability	Balance at March 31, 2003

Three months ended March 31, 2003	$331	$94	$(44)	$381

Concentration of credit and supply risk

     Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and accounts receivable.

     We depend on some single-source suppliers to provide highly specialized parts and other components, and may experience an interruption of supply if a supplier is unable or unwilling to meet our time, quantity and quality requirements. There are relatively few alternative sources of supply for some of these items. An increase in demand for some parts by other companies in our industry could also interrupt our supply of components. For example, in March 2003, one of our component suppliers, Philips Semiconductor (“Philips”), informed us that, commencing in September 2003, it would discontinue production of our integrated circuit chips using 0.35-micron technology. We have designed and implemented a new chip using 0.2-micron technology that will continue to be produced by Philips to replace all but one of the discontinued chips. We expect to design and implement an additional new chip to replace the remaining 0.35-micron chip by early 2005. In the second quarter of 2003, we entered into a purchase commitment totaling approximately $3.6 million for supplies of 0.35-micron chips from Philips for our anticipated manufacturing needs until new chips have been incorporated in all of our products. Demand for our products, however, may exceed our forecasts, in which case we would require additional 0.35-micron chips to manufacture additional products. Conversely, if demand for our products falls short of our forecasts, we may experience excess inventory of 0.35-micron chips. If our actual demand for these chips varies significantly from our forecasted demand, we may experience delays in manufacturing, lost sales, a write-down of inventory or a deterioration in gross margin.

Accumulated Other Comprehensive Loss

     Unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments are included in accumulated other comprehensive loss.

     The following presents the components of comprehensive loss (in thousands):

	Three Months Ended March 31,

	2003	2002

Net loss	$(2,564)	$(3,671)
Other comprehensive income (loss):
Foreign currency translation adjustment	320	(43)
Unrealized holding losses arising during the period	(4)	—
Less reclassification adjustment for gains included in net loss	(17)	—

Comprehensive loss	$(2,265)	$(3,714)

Net Loss per Share

     Basic and diluted net loss per share was computed by dividing the net loss by the weighted average common shares outstanding. Outstanding options to purchase our shares were not included in the computations of diluted net loss per share because to do so would be antidilutive. As of March 31, 2003 and 2002, our outstanding options totaled 2,863,128 and 2,715,718.

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

Segment Reporting

     We currently have one reporting segment. We market our products in the United States and internationally through our direct sales force and our indirect distribution channels. Our chief operating decision maker evaluates resource allocation decisions and our performance based upon revenue recorded in geographic regions and does not receive financial information about expense allocation on a disaggregated basis. Geographic regions are determined by the shipping destination. Revenue by geographic location is as follows (in thousands):

	Three Months Ended March 31,

	2003	2002

United States	$9,834	$6,568
Europe, Africa and the Middle East	5,072	3,115
Japan	137	1,379
Other Asia (a)	1,118	650
Canada, Australia, South and Latin America	997	1,131

Total revenue	$17,158	$12,843

(a)	Other Asia includes primarily China, India and Taiwan.

New Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for our 2003 fiscal year and we adopted this statement on January 1, 2003. The adoption of this statement did not have a material impact on our financial statements.

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

     We currently focus on six key market segments: radiology, obstetrics and gynecology, emergency medicine, surgery, cardiology and vascular medicine. Our current products include the SonoSite 180PLUS, for general ultrasound imaging, the SonoHeart ELITE, specifically configured for cardiovascular applications, the iLook 15, intended for ‘quick look’ diagnostics in areas such as emergency medicine, radiology, surgery or intensive care, and the iLook 25, designed to provide visual imaging for physicians and nurses while performing vascular access procedures. Our SonoSite 180PLUS and SonoHeart ELITE products are used together with any of our seven interchangeable point-of-care components, or transducers, that are designed for specific clinical applications. Our iLook products each have a single transducer for specific clinical applications. On April 9, 2003, we introduced our newest product, the SonoSite TITAN™. The TITAN is based on the next generation of our proprietary ASIC (Application Specific Integrated Circuit) technology for high-resolution general ultrasound imaging. We anticipate that the first shipments of TITAN will occur in the latter part of June 2003.

     We were formerly a division of ATL Ultrasound, Inc., or ATL. On April 6, 1998, we were spun off as an independent, publicly owned Washington corporation to further the development and commercialization of point-of-care, high performance, all-digital ultrasound imaging systems. ATL retained no ownership in us following the spin-off. We entered into a technology transfer and license agreement with ATL pursuant to which we took ownership of certain ultrasound technology developed as part of a government grant and also patent rights, which had been established or were being pursued for that technology. As part of this agreement, we also entered into a cross-license whereby we have the exclusive right to use certain ATL technology existing on April 6, 1998 or developed by ATL during the three-year period following April 6, 1998 in ultrasound systems weighing 15 pounds or less, and ATL has the exclusive right to use our technology existing on April 6, 1998 or developed by us during the same three-year period in ultrasound systems weighing more than 15 pounds. On April 6, 2003, this cross-license became nonexclusive and, except for the patented technology of each party, extends to all ultrasound systems regardless of weight. We sold our first products in September 1999.

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

Results of Operations for the Three Months Ended March 31, 2003 and March 31, 2002

Revenue

     Revenue increased to $17.2 million for the three months ended March 31, 2003, compared to $12.8 million for the three months ended March 31, 2002. The increase was primarily due to an increase in sales in the United States and Europe.

     Total U.S. revenue increased to $9.8 million, or 57% of total revenue, for the three months ended March 31, 2003, compared to $6.6 million, or 51%, for the three months ended March 31, 2002, due to improved sales force productivity and increased military sales.

     Revenue from Japan decreased to $137,000, or 0.8% of total revenue, for the three months ended March 31, 2003, compared to $1.4 million, or 11%, for the three months ended March 31, 2002, due to transitional channel changes in Japan.

     Revenue from Europe, Africa and the Middle East increased to $5.1 million, or 30% of total revenue, for the three months ended March 31, 2003, compared to $3.1 million, or 24%, for the three months ended March 31, 2002, due to an increase in direct sales in the United Kingdom, France, Germany and Spain. We began the expansion of our direct sales efforts in France, Germany and Spain in 2002.

     Revenue from Canada, South and Latin America and Asia (excluding Japan) increased to $2.1 million, or 12% of total revenue, for the three months ended March 31, 2003, compared to $1.8 million, or 14%, for the three months ended March 31, 2002, due to an increase in orders from Asia, primarily from our distributors in China, Taiwan and India.

Gross margin

     Gross margin increased to 62.9% for the three months ended March 31, 2003, compared to 58.0% for the three months ended March 31, 2002. The increase in gross margin was primarily due to improved manufacturing efficiencies and increased selling prices. The increased selling prices resulted primarily from an increase in sales with advanced-feature configurations and an increase in the percentage of direct sales compared with distributor sales.

Operating expenses

     Research and development expenses were $2.8 million for the three months ended March 31, 2003, compared to $3.2 million for the three months ended March 31, 2002. Research and development expenses decreased primarily due to expenses incurred in the first quarter of 2002 associated with the development the SonoSite TITAN, the SonoHeart ELITE and the iLook products. Also, there was a reduction in product development costs in the first quarter of 2003 as we neared completion of the TITAN.

     Sales and marketing expenses were $8.9 million for the three months ended March 31, 2003, compared to $6.3 million for the three months ended March 31, 2002. The increase was primarily due to an increase in direct selling expenses associated with the increase in the number of sales representatives in Europe and clinical application specialists in the U.S., and an increase in compensation expense associated with the increase in revenue. Also contributing to the increase were expenses associated with the reconfiguration of our U.S. sales territories.

     General and administrative expenses were $2.0 million for the three months ended March 31, 2003, compared to $1.5 million for the three months ended March 31, 2002. The increase in general and administrative expenses is primarily due to expenses to support our growth.

Other income (expense)

     Other income increased to $373,000 for the three months ended March 31, 2003, compared to a loss of $15,000 for the three months ended March 31, 2002, primarily due to investment income on proceeds from the sale of 2,700,000 shares of common stock at 17.25 per share in May 2002. The increase was also due to foreign currency transaction gains of approximately $93,000.

Liquidity and Capital Resources

     Our cash and cash equivalents balance was $25.6 million as of March 31, 2003, compared to $26.4 million as of December 31, 2002. Cash and cash equivalents were primarily invested in money market accounts.

     Operating activities used cash of $821,000 for the three months ended March 31, 2003 compared to cash provided of $848,000 million for the three months ended March 31, 2002. The increase in cash used in 2003 compared with 2002 was primarily due to an increase in inventory to support increased business activity and a decrease in accounts payable, and was partially offset by a reduction in our net loss and a larger decrease in accounts receivable.

     Investing activities used cash of $256,000 for the three months ended March 31, 2003, compared to cash used of $326,000 for the three months ended March 31, 2002. The decrease in cash used in 2003 compared with 2002 was primarily due to a reduction in purchases of property and equipment.

     We anticipate using cash to invest in high quality investment instruments in 2003, the extent of which will be dependent upon the interest rate environment during the year and the timing of cash flows from our operations during the year.

     Financing activities provided cash of $112,000 for the three months ended March 31, 2003, compared to $36,000 for the three months ended March 31, 2002. The main source of cash provided by financing activities was the exercise of employee stock options.

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

     We believe that our existing cash and cash generated from operations will be sufficient to fund our operations and capital expenditure requirements through 2003. Nevertheless, we may experience an increased need for additional cash due to:

•	any significant decline in our revenues or gross margins;

•	any delay or inability to collect accounts receivable;

•	any acquisition or strategic investment in another business;

•	any significant increase in expenditures as a result of expansion of our sales and marketing infrastructure, our manufacturing capability, including commitments to purchase significant quantities of components, and our product development activities;

•	any significant increase in our sales and marketing expenditures as a result of our introduction of new products; and

•	any significant increase in expenditures related to the Neutrino patent infringement litigation.

Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price

If our products, including our new TITAN ™ modular ultrasound system, do not gain market acceptance, we will fail to generate sufficient revenue to maintain our business.

     The market for point-of-care, high performance ultrasound systems is relatively new and largely undeveloped. Our products represent a new technological alternative to traditional ultrasound examinations. We seek to sell our products to current users of ultrasound, as well as to physicians and other healthcare providers who do not currently use ultrasound. The success of our products depends on their acceptance by the medical community, patients and third-party payors as medically useful, safe and cost-effective.

     On April 9, 2003, we introduced our newest product, the SonoSite TITAN ultrasound system. The TITAN system has a modular design allowing both stationary and mobile usage and is based on the next generation of our proprietary ASIC, or application specific integrated circuit, technology. Along with the point-of-care market, we have positioned the TITAN system to compete in the mid-range of the traditional stationary ultrasound cart market. Revenue from sales of the TITAN system could represent up to 50% of our revenue for the second quarter of 2003.

     Users of stationary ultrasound carts may not accept the TITAN system, which could discourage widespread new users and uses for the TITAN. Our existing customers may not accept the TITAN due to pricing and functionality differences. If demand for the TITAN does not meet our projections, we may experience excess inventory levels and may be unable to generate sufficient revenue to grow our business. If we are unable to gain market acceptance for our products generally, we will fail to generate sufficient revenue to maintain our business.

If we experience production difficulties in manufacturing our TITAN system, we may fail to meet second quarter 2003 revenue projections.

     We anticipate that our first TITAN ultrasound system shipments will occur in the latter part of June 2003. We will manufacture the SonoSite TITAN ultrasound system at our Bothell, Washington facility. If we encounter engineering or technical difficulties in manufacturing this new product, we may incur delays in delivery of the TITAN system to customers that could adversely affect our revenues for the second quarter of 2003 and beyond.

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

     We recently became aware of policies adopted in February, March and April 2003 by five Medicare carriers, including Cigna and Noridian, that preclude Medicare reimbursement for ultrasound procedures conducted with hand-carried ultrasound units described as “lightweight ultrasound machines with Doppler capability.” The notices restrict coverage for devices that “allow only a limited view of structures”. These policies apply to Medicare reimbursement of health care providers in seventeen states, including California and upstate New York.

     These policies have created ambiguity as to whether procedures performed with our ultrasound systems will be separately reimbursed by the Medicare carriers. It is our understanding from federal Medicare officials that these policies were not intended to preclude separate reimbursement for procedures performed with ultrasound systems such as our 180PLUS and SonoHeart Elite systems, which are labeled as hand-carried ultrasound, but are nonetheless fully functional. Rather, the notices were intended to cover hand-held Doppler devices with limited functionality. We have contacted the carriers’ medical directors and are seeking to clarify that these policies do not apply to procedures performed with our systems. We believe that these policies will be clarified, but we expect that it will take several months to secure clarification. Any clarifications of the policies may not apply to all of our ultrasound systems. Ultimately, none of these policies may be clarified in our favor. If these reimbursement policies continue in force or are adopted by additional health insurance carriers, market acceptance of our present and future products may be limited.

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

     In March 2003, one of our component suppliers, Philips Semiconductor (“Philips”), informed us that, commencing in September 2003, it would discontinue production of our integrated circuit chips using 0.35-micron technology. We have designed and implemented a new chip using 0.2-micron technology that will continue to be produced by Philips to replace all but one of the discontinued chips. We expect to design and implement an additional new chip to replace the remaining 0.35-micron chip by early 2005. In the second quarter of 2003, we entered into a purchase commitment totaling approximately $3.6 million for supplies of 0.35-micron chips from Philips for our anticipated manufacturing needs until new chips have been incorporated in all of our products. Demand for our products, however, may exceed our forecasts, in which case we would require additional 0.35-micron chips to manufacture additional products. Conversely, if demand for our products falls short of our forecasts, we may experience excess inventory of 0.35-micron chips. If our actual demand for these chips varies significantly from our forecasted demand, we may experience delays in manufacturing, lost sales, a write-down of inventory or a deterioration in gross margin.

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

     With the exception of the fiscal quarter ended December 31, 2002, we have incurred net losses in each quarter since we commenced operations. As of March 31, 2003, we had an accumulated deficit of approximately $88.2 million. Although we incurred a loss in the fiscal quarter ended March 31, 2003, we expect to achieve profitability on an annual basis in 2003. Even if we do achieve one or more profitable periods, however, we may be unable to sustain or increase future profitability on a quarterly or annual basis. Additionally, our losses may increase if we cannot increase or sustain our revenue. With the exception of the fiscal quarter ended December 31, 2002, our revenue from product sales has been insufficient to cover our expenses. We expect that our operating expenses will substantially increase in the foreseeable future as we expand our sales and marketing infrastructure, our administrative support and possibly our product development activities. Our expansion efforts, to be successful, may require more funding than we currently anticipate. Accordingly, we will need to generate significant additional revenue in the future before we will be able to sustain or increase profitability. If we cannot generate such revenue, we may never be profitable. If we fail to achieve sustained profitability, the market price for our common stock will likely fall.

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

     We currently depend on foreign distributors to help promote market acceptance and demand for our products in countries in which we do not have a direct sales force. For example, sales to our distributor in Japan, Olympus, represented 10% of our revenue in 2002, but only 1% of our revenue in the three months ended March 31, 2003. Foreign distributors that are in the business of distributing other medical products may not devote the resources and support required within these countries to generate awareness of our products and grow or maintain product sales. If these distributors are unwilling or unable to market and sell our products, we could experience delayed or reduced market acceptance and sales of our products outside the United States.

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

     The percentage of our revenue originating outside the United States equaled 42% in 2002 and 43% in the three months ended March 31, 2003. Of this foreign revenue, approximately 25% originated in Japan in 2002 and 2% in the three months ended March 31, 2003. Our revenue from international sales may be adversely affected by any of the following risks:

•	currency rate fluctuations;

•	adverse political or economic conditions;

•	reduced protection for intellectual property rights;

•	longer receivables collection periods and greater difficulty in receivables collection;

•	localizing products for foreign markets; and

•	compliance with export laws, including license requirements, trade restrictions and tariff increases.

     As of March 31, 2003, 49% of our outstanding accounts receivable balance was from international customers. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk. For example, due to economic events in Argentina, including the decision to allow the Argentine peso to float against the U.S. dollar, we wrote off $400,000 of our Argentine receivables in 2002, for which we had already established an allowance.

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

     We may become involved in the defense and prosecution, if necessary, of intellectual property suits, patent interferences, opposition proceedings and other administrative proceedings. For example, on July 24, 2001, Neutrino Development Corporation filed a complaint against us, which alleged that our sale and manufacture of our point-of-care ultrasound systems infringed upon a patent held by Neutrino. We responded to the claim, asserting alternative defenses of noninfringement and patent invalidity. In addition, we filed a counterclaim seeking a declaratory judgment of noninfringement and invalidity regarding Neutrino’s patent. We defeated Neutrino’s request for a preliminary injunction preventing us from manufacturing and selling our products for the duration of the litigation. On February 20, 2002, in what is known as a “Markman” hearing, the parties presented their arguments regarding the proper construction of Neutrino’s patent claims. The court has not yet ruled on the issues presented in that hearing, and may issue a ruling at any time. On October 10, 2002, the court granted our motion to stay the proceedings until it issues its “Markman” order and rules on our summary judgment motion. Although we continue to vigorously defend ourselves against this claim, this litigation may result in an adverse judgment against us. Sales of the allegedly infringing products represented virtually all of our revenue for the three months ended March 31, 2003 and the years ended December 31, 2002, 2001 and 2000. We have been forced to incur substantial expenses in defense of this claim, and we may incur additional substantial litigation expenses until the claim is resolved.

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

     As of March 31, 2003, our portfolio consisted of $23.2 million of interest-bearing debt securities with maturities of less than one year and $16.1 million of interest-bearing debt securities with maturities of more than one year. Our intent is to hold these securities until maturity, but we have classified them as available-for-sale in the event of unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for the remainder of 2003 from a hypothetical 10% increase in market interest rates would not have a material impact on the investment portfolio.

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

     As of March 31, 2003, 49% of our outstanding accounts receivable balance was from international customers, of which 44%, or approximately $3.8 million was denominated in a currency other than USDs. Total sales for the three months ended March 31, 2003 denominated in a currency other than USDs were approximately $3.6 million, or 21% of total consolidated revenues. The British pound and the Euro represented the majority of financial transactions executed in a currency not denominated in USDs. A change in exchange rates compared to the USD of 10% would not have a significant impact on our statement of financial position or results of operations. Historically, the impact on us of changes in exchange rates compared to the USD has been insignificant. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk. In addition, we utilize letters of credit where they are warranted in order to mitigate our collection risk. As of March 31, 2003, we did not have any foreign currency hedging contracts.

Item 4.      Controls and Procedures

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

     Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of a date, or evaluation date, within 90 days before the filing of this Quarterly Report, and they have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

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

     (b)     Reports on Form 8-K

No reports were filed on Form 8-K during the three months ended March 31, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOSITE, INC.
(Registrant)

Dated: May 14, 2003	By:	/s/ MICHAEL J. SCHUH

Michael J. Schuh Vice President-Finance, Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Kevin M. Goodwin, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SonoSite, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003

/s/ MICHAEL J. SCHUH

Michael J. Schuh Vice President-Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350