Form 10-Q
period 2003-06-30
SONOSITE INC
filed 2003-08-14
CIK 1055355

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	14,383,881
(Class)	(Outstanding as of August 8, 2003)

SonoSite, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2003

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SonoSite, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share data)	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$13,346	$26,381
Short-term investment securities	37,932	10,019
Accounts receivable, less allowance for doubtful accounts of $841 and $832	16,954	20,101
Inventories	13,638	11,787
Prepaid expenses and other current assets	1,703	1,339

Total current assets	83,573	69,627

Property and equipment, net	5,610	6,092
Investment securities	12,855	29,421
Other assets	769	737

Total assets	$102,807	$105,877

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,039	$4,310
Accrued expenses	6,051	5,404
Current portion of long-term obligations	158	136
Deferred revenue	3,303	3,072

Total current liabilities	11,551	12,922

Deferred rent	288	253
Long-term obligations, less current portion	—	88

Total liabilities	11,839	13,263

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value
Authorized shares—6,000,000
Issued and outstanding shares—none	—	—
Common stock, $.01 par value:
Authorized shares—50,000,000
Issued and outstanding shares:
As of June 30, 2003—14,348,611
As of December 31, 2002—14,195,280	143	142
Additional paid-in-capital	178,498	177,007
Accumulated deficit	(89,493)	(85,632)
Accumulated other comprehensive income	1,820	1,097

Total shareholders’ equity	90,968	92,614

Total liabilities and shareholders’ equity	$102,807	$105,877

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except loss per share)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	$20,120	$16,600	$37,278	$29,443
Cost of revenue	7,494	6,944	13,861	12,339

Gross margin	12,626	9,656	23,417	17,104

Operating expenses:
Research and development	2,875	3,095	5,708	6,343
Sales and marketing	9,618	7,715	18,508	14,046
General and administrative	1,739	1,454	3,744	2,979

Total operating expenses	14,232	12,264	27,960	23,368

Other income (expense):
Interest income	250	173	520	295
Interest expense	(7)	(12)	(14)	(15)
Other income (expense)	66	(43)	176	(177)

Total other income	309	118	682	103

Net loss	$(1,297)	$(2,490)	$(3,861)	$(6,161)

Basic and diluted net loss per share	$(0.09)	$(0.20)	$(0.27)	$(0.51)

Weighted average common shares used in computing net loss per share	14,268	12,623	14,237	12,001

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Six Months Ended June 30,
	2003	2002
Operating activities:
Net loss	$(3,861)	$(6,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,227	1,228
Equity in loss of affiliates	—	177
Net gain on investments	(17)	—
Amortization of premiums on investment securities	346	—
Changes in operating assets and liabilities:
Accounts receivable	3,391	207
Receivable from affiliates	—	26
Inventories	(1,730)	(294)
Prepaid expenses and other assets	(396)	(280)
Accounts payable	(2,280)	784
Accrued expenses	610	494
Deferred liabilities	261	748

Net cash used in operating activities	(2,449)	(3,071)

Investing activities:
Purchase of investments	(18,626)	—
Proceeds from sales/maturities of investments	6,895	—
Purchase of property and equipment	(733)	(1,329)

Net cash used in investing activities	(12,464)	(1,329)

Financing activities:
Net proceeds from sale of common shares	—	42,885
Exercise of stock options	1,492	102
Repayment of long-term obligations	(66)	(64)

Net cash provided by financing activities	1,426	42,923

Effect of exchange rate changes on cash and cash equivalents	452	54

Net change in cash and cash equivalents	(13,035)	38,577
Cash and cash equivalents at beginning of period	26,381	33,116

Cash and cash equivalents at end of period	$13,346	$71,693

Supplemental disclosure of cash flow information:
Cash paid for interest	$14	$15

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on investments	$(38)	$—

Offering costs included in accrued expenses	$—	$267

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Interim Financial Information

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information furnished reflects, in the opinion of SonoSite, Inc. management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented. The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of our expected results for the entire year ending December 31, 2003 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002, included in our Annual Report on Form 10-K. Certain amounts reported in previous periods have been reclassified to conform to current presentation.

Stock-based Compensation

At June 30, 2003, we had five stock-based compensation plans. We account for those plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that the fair market value of the stock exceeds the exercise price of the stock option at the date of the grant. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(1,297)	$(2,490)	$(3,861)	$(6,161)
Less: Stock-based employee compensation expense determined under fair value based method	(1,267)	(1,985)	(2,667)	(3,953)

Pro forma net loss	$(2,564)	$(4,475)	$(6,528)	$(10,114)

Basic and diluted net loss per share:
As reported	$(0.09)	$(0.20)	$(0.27)	$(0.51)

Pro forma	$(0.18)	$(0.35)	$(0.46)	$(0.84)

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

Accounts receivable

In the ordinary course of business, we grant credit to a broad customer base. Of the accounts receivable balance at June 30, 2003, 56% and 44% were receivable from domestic and international parties, prior to any allowance for doubtful accounts. The same percentages as of December 31, 2002 were 49% and 51% prior to any allowance for doubtful accounts.

For the three months ended June 30, 2003, revenue was 66% domestic and 34% international, compared to 61% domestic and 39% international for the three months ended June 30, 2002. For the six months ended June 30, 2003, revenue was 62% domestic and 38% international, compared to 57% domestic and 43% international for the six months ended June 30, 2002.

The following tables present individual customers whose outstanding receivable balances as a percentage of total trade receivables and/or revenue as a percentage of total sales revenue exceeded 10%:

	June 30, 2003	December 31, 2002
Accounts Receivable:
Japanese distributor	—%	12%
U.S. direct customer	—%	12%

Totals	—%	24%

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Japanese distributor	—%	10%	—%	10%

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

Fair value of financial instruments

The carrying value of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, certain other long-term assets and debt, approximate fair value. Cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. Other long-term assets and debt approximate fair value as interest rates on these notes approximate market. Investment securities are carried at fair value.

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

Inventories consist of the following (in thousands):

	As of
	June 30, 2003	December 31, 2002
Raw material	$4,367	$4,678
Work-in-process	1,003	120
Demonstration inventory	2,927	2,680
Finished goods	5,341	4,309

Total	$13,638	$11,787

At June 30, 2003 and December 31, 2002, finished goods includes approximately $0.2 million and $0.5 million of inventory whose title had passed to the customer and for which revenue has not yet been recognized.

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

Warranty liability

Our typical warranty period is one year and is included with the original purchase of our ultrasound imaging systems. The warranty liability is summarized as follows (in thousands):

	Balance at December 31, 2002	Charged to cost of revenue	Applied to liability	Balance at June 30, 2003
Six months ended June 30, 2003	$331	$190	$(140)	$381

Concentration of credit and supply risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and accounts receivable.

We depend on some single-source suppliers to provide highly specialized parts and other components, and may experience an interruption of supply if a supplier is unable or unwilling to meet our time, quantity and quality requirements. There are relatively few alternative sources of supply for some of these items. An increase in demand for some parts by other companies in our industry could also interrupt our supply of components. For example, in March 2003, one of our component suppliers, Philips Semiconductor (“Philips”), informed us that, commencing in September 2003, it would discontinue production of our integrated circuit chips using 0.35-micron technology. We have designed and implemented a new chip using 0.2-micron technology that will continue to be produced by Philips to replace all but one of the discontinued chips. We expect to design and implement an additional new chip to replace the remaining 0.35-micron chip by early 2005. In the second quarter of 2003, we entered into a purchase commitment totaling approximately $3.6 million for supplies of 0.35-micron chips from Philips for our anticipated manufacturing needs until new chips have been incorporated in all of our products. We pay for these chips at the time deliveries are made to us. On December 31, 2004, we are required to take possession of, and pay for, the balance of the undelivered chips. Demand for our products, however, may exceed our forecasts, in which case we would require additional 0.35-micron chips to manufacture additional products. Conversely, if demand for our products falls short of our forecasts, we may experience excess inventory of 0.35-micron chips. If our actual demand for these chips varies significantly from our forecasted demand, we may experience delays in manufacturing, lost sales, a write-down of inventory or a deterioration in gross margin.

Accumulated Other Comprehensive Loss

Unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments are included in accumulated other comprehensive loss.

The following presents the components of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(1,297)	$(2,490)	$(3,861)	$(6,161)
Other comprehensive income (loss):
Foreign currency translation adjustment	458	239	778	196
Unrealized holding losses arising during the period	(34)	—	(38)	—
Less reclassification adjustment for gains included in net loss net loss	—	—	(17)	—

Comprehensive loss	$(873)	$(2,251)	$(3,138)	$(5,965)

Net Loss per Share

Basic and diluted net loss per share was computed by dividing the net loss by the weighted average common shares outstanding. Outstanding options to purchase our shares were not included in the computations of diluted net loss per share because to do so would be antidilutive. For the three and six month periods ended June 30, 2003, our outstanding options totaled 3,161,390. For the three and six month periods ended June 30, 2002, our outstanding options totaled 2,954,087.

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

Litigation

On July 24, 2001, Neutrino Development Corporation filed a complaint against us in U.S. District Court, Southern District of Texas, Houston Division, alleging infringement of U.S. Patent 6,221,021 by SonoSite as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180 PLUS, SonoHeart and SonoHeart PLUS devices. The complaint asserts claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorney’s fees and costs, and pre- and post-judgment interest. On August 14, 2001, we filed an answer asserting alternative defenses of non-infringement and patent invalidity, and included a counterclaim seeking a declaratory judgment of non-infringement and invalidity regarding Neutrino’s patent. On October 4, 2001, the court denied a request by Neutrino for preliminary injunctive relief to prevent us from manufacturing and selling our products pending the ultimate disposition of the litigation. On February 20, 2002, in what is known as a “Markman” hearing, the parties presented their arguments regarding the proper construction of Neutrino’s patent claims. The court has not yet ruled on the issues presented in that hearing. On October 10, 2002, the court granted our motion to stay the proceedings until it issues its “Markman” order and rules on our summary judgment motion. We believe we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in this matter, however this litigation may result in an adverse judgment. Sales of the allegedly infringing products represented virtually all of our revenue for the three and six month periods ended June 30, 2003 and 2002.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
United States	$13,372	$10,071	$23,206	$16,639
Japan	189	1,678	326	3,056
Europe, Africa and the Middle East	4,121	2,786	9,193	5,901
Canada, Australia, South and Latin America	1,306	760	2,303	1,891
Other Asia (a)	1,132	1,305	2,250	1,956

Total revenue	$20,120	$16,600	$37,278	$29,443

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). Variable interest entities often are created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, or other transactions or arrangements. Formerly “Consolidation of Certain Special Purpose Entities” in its draft form, this interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” defines what these variable interest entities are and provides guidelines on how to identity them and also on how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. Generally, FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the provision of this interpretation will apply no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Currently, we do not expect that the adoption of FIN 46 will have a material impact on our financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. We do not believe that the adoption of SFAS No. 149 will have a material impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheet. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe that the adoption of SFAS No. 150 will have a material impact on our financial statements.

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

We currently focus on six key market segments: radiology, obstetrics and gynecology, emergency medicine, surgery, cardiology and vascular medicine. Our current products include the TITAN™ system and the 180PLUS system, for general ultrasound imaging, and the SonoHeart ELITE, specifically configured for cardiovascular applications. The iLook 25 imaging tool is designed to provide visual imaging for physicians and nurses while performing vascular access procedures and the iLook 15 imaging tool is designed to provide visual imaging of the chest and abdomen for physicians and nurses while performing other procedures and examinations. Our TITAN, SonoSite 180PLUS and SonoHeart ELITE products are used together with any of our transducers that are designed for specific clinical applications. Our iLook products each have a single transducer for specific clinical applications. We introduced our newest product, the SonoSite TITAN, in April 2003, and first shipped the TITAN in the latter part of June 2003.

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

Revenue recognition. We recognize revenue on products and accessories when goods are shipped under an agreement with a customer, risk of loss and title have passed to the customer and collection of any resulting receivable is reasonably assured. For service contracts, revenue is recognized over the term of the contract. Revenues are recorded net of estimated returns. Sales discounts are recorded as a reduction in revenue.

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

Warranty expense. We accrue estimated warranty expenses at the time of sale for costs expected to be incurred under our product warranties. This provision for warranty expenses is made based upon our historical experience and management’s judgment. We have limited history with some of our products. Any unexpected increase in defects would result in an increase in warranty expense and a reduction in earnings.

Results of Operations for the Three Months and Six Months Ended June 30, 2003 and June 30, 2002

Revenue

Revenue increased to $20.1 million for the three months ended June 30, 2003, compared to $16.6 million for the three months ended June 30, 2002. Revenue increased to $37.3 million for the six months ended June 30, 2003, compared to $29.4 million for the six months ended June 30, 2002. The increase in both periods was primarily due to an increase in sales in the United States and Europe. The first shipments of TITAN occurred in the latter part of June 2003 and accounted for approximately 24% of our revenue in the second quarter of 2003.

Total U.S. revenue increased to $13.4 million, or 66% of total revenue, for the three months ended June 30, 2003, compared to $10.1 million, or 61% of total revenue, for the three months ended June 30, 2002. Total U.S. revenue increased to $23.2 million, or 62% of total revenue, for the six months ended June 30, 2003, compared to $16.6 million, or 57% of total revenue, for the six months ended June 30, 2002. The increase in both periods was primarily due to improved sales force productivity, initial sales of the TITAN system and increased military sales.

Revenue from Japan decreased to $189,000, or 1% of total revenue, for the three months ended June 30, 2003, compared to $1.7 million, or 10% of total revenue, for the three months ended June 30, 2002. Revenue from Japan decreased to $326,000, or 1% of total revenue, for the six months ended June 30, 2003, compared to $3.1 million, or 10% of total revenue, for the six months ended June 30, 2002. The decrease in both periods was primarily due to transitional channel changes in Japan with our distributor, Olympus. The Olympus organization has undergone significant organizational changes, which have affected its ability to provide sufficient sales and marketing focus on our products. As a result, we are working to establish additional distribution relationships in Japan.

Revenue from Europe, Africa and the Middle East increased to $4.1 million, or 20% of total revenue, for the three months ended June 30, 2003, compared to $2.8 million, or 17% of total revenue, for the three months ended June 30, 2002, due to an increase in direct sales in the United Kingdom, France and Spain. Changes in exchange rates accounted for approximately $420,000 of the increase in revenue. Revenue from Europe, Africa and the Middle East increased to $9.2 million, or 25% of total revenue, for the six months ended June 30, 2003, compared to $5.9 million, or 20% of total revenue, for the six months ended June 30, 2002, due to an increase in direct sales in the United Kingdom, France, Germany and Spain. Changes in exchange rates accounted for approximately $910,000 of the increase in revenue. In Germany, recent health care reform introduced a Diagnosis Related Group (“DRG”) system that changes health care reimbursements from a “per day” reimbursement to a “per case” reimbursement. This change caused hospital administrators to delay capital equipment purchases as they evaluate the impact of the new system; this delay negatively impacted our sales in Germany in the second quarter of 2003 and is expected to have a negative impact for the balance of 2003.

Revenue from Canada, Australia, South and Latin America and Asia (excluding Japan) increased to $2.4 million, or 12% of total revenue, for the three months ended June 30, 2003, compared to $2.1 million, or 12% of total revenue, for the three months ended June 30, 2002. This increase was primarily due to an increase in orders from Australia. Revenue from Canada, Australia, South and Latin America and Asia (excluding Japan) increased to $4.6 million, or 12% of total revenue, for the six months ended June 30, 2003, compared to $3.8 million, or 13% of total revenue, for the six months ended June 30, 2002, primarily due to increased sales activity in Australia, Taiwan and India.

Gross margin

Gross margin increased to 62.8% for the three months ended June 30, 2003, compared to 58.2% for the three months ended June 30, 2002. Gross margin increased to 62.8% for the six months ended June 30, 2003, compared to 58.1% for the six months ended June 30, 2002. The increase in gross margin was primarily due to improved manufacturing efficiencies and increased selling prices. The increased selling prices resulted primarily from initial sales of the TITAN system, an increase in sales with advanced-feature configurations and an increase in the percentage of direct sales compared with distributor sales.

Operating expenses

Research and development expenses were $2.9 million for the three months ended June 30, 2003, compared to $3.1 million for the three months ended June 30, 2002. Research and development expenses were $5.7 million for the six months ended June 30, 2003, compared to $6.3 million for the six months ended June 30, 2002. Research and development expenses decreased in both periods primarily due to expenses incurred in the first and second quarters of 2002 associated with the development of the TITAN and the iLook products. Also, there was a reduction in product development costs in the first and second quarters of 2003 due to the completion of the TITAN system.

Sales and marketing expenses were $9.6 million for the three months ended June 30, 2003, compared to $7.7 million for the three months ended June 30, 2002. Sales and marketing expenses were $18.5 million for the six months ended June 30, 2003, compared to $14.0 million for the six months ended June 30, 2002. The increase in both periods was primarily due to TITAN product launch expenses both in the U.S. and Europe, and an increase in compensation expense associated with the increase in revenue. Also contributing to the increase in the first six months of 2003 were the increase, year over year, in the number of sales representatives in Europe and clinical application specialists in the U.S., and expenses associated with the reconfiguration of our U.S. sales territories in early 2003.

General and administrative expenses were $1.7 million for the three months ended June 30, 2003, compared to $1.4 million for the three months ended June 30, 2002. General and administrative expenses were $3.7 million for the six months ended June 30, 2003, compared to $3.0 million for the six months ended June 30, 2002. The increase in general and administrative expenses in both periods was primarily related to supporting our business growth and expenses associated with medical reimbursement activities.

Other income

Other income increased to $309,000 for the three months ended June 30, 2003, compared to $118,000 for the three months ended June 30, 2002. Other income increased to $682,000 for the six months ended June 30, 2003, compared to $103,000 for the six months ended June 30, 2002. The increase in both periods was primarily due to investment income on proceeds from the sale of 2,700,000 shares of common stock in May 2002. The increase was also due to foreign currency transaction gains of approximately $70,000 in the second quarter of 2003 and $163,000 in the first six months of 2003.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $13.3 million as of June 30, 2003, compared to $26.4 million as of December 31, 2002. Cash and cash equivalents were primarily invested in money market accounts.

Operating activities used cash of $2.4 million for the six months ended June 30, 2003 compared to $3.1 million for the six months ended June 30, 2002. The decrease in cash used in 2003 compared with 2002 was primarily due to a reduction in our net loss and a larger decrease in accounts receivable due to improved collection results. These were partially offset by an increase in inventory to support increased business activity and a decrease in accounts payable due to the timing of payments.

Investing activities used cash of $12.5 million for the six months ended June 30, 2003, compared to cash used of $1.3 million for the six months ended June 30, 2002. The increase in cash used in 2003 compared with 2002 was primarily due to purchases of investments.

We anticipate using cash to invest in high quality investment instruments in 2003, the extent of which will be dependent upon the interest rate environment during the year and the timing of cash flows from our operations during the year.

Financing activities provided cash of $1.4 million for the six months ended June 30, 2003, compared to $42.9 million for the six months ended June 30, 2002. The main source of cash provided by financing activities in 2002 was the sale of 2,700,000 shares of common stock in May 2002.

We anticipate that cash used in operations will decrease in 2003 compared to 2002 primarily due to anticipated decreases in our net loss. This decrease will be dependent upon our ability to successfully sell our products, collect our receivables, control our inventories and manage our expenses.

We believe that our existing cash, cash equivalents and investment securities will be sufficient to fund our operations and capital expenditure requirements for at least the next 12 months. Nevertheless, we may experience an increased need for additional cash due to:

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

Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price

If our products, including our new TITAN™ modular ultrasound system, do not gain market acceptance, we will fail to generate sufficient revenue to maintain our business.

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

In April 2003, we introduced our newest product, the SonoSite TITAN ultrasound system. The first shipments of TITAN occurred in the latter part of June 2003 and accounted for approximately 24% of our revenue in the second quarter of 2003. The TITAN system has a modular design allowing both stationary and mobile usage and is based on the next generation of our proprietary ASIC, or application specific integrated circuit, technology. Along with the point-of-care market, we have positioned the TITAN system to compete in the mid-range of the traditional stationary ultrasound cart market.

Users of stationary ultrasound carts may not accept the TITAN system, which could discourage widespread new users and uses for the TITAN. Our new or existing customers may not accept the TITAN due to pricing and functionality differences. If demand for the TITAN differs from our projections, we may experience excess inventory levels or inventory shortages and may be unable to generate sufficient revenue to grow our business. If we are unable to gain market acceptance for our products generally, we will fail to generate sufficient revenue to maintain our business.

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

Market acceptance of our products depends in part on the extent to which our customers receive reimbursement for the use of our products from governmental authorities such as Medicare, private health insurers and other third-party payors. Our customers generally have received reimbursement for ultrasound procedures performed using our products consistent with reimbursement criteria applicable to ultrasound procedures generally. The continuing efforts of governmental authorities, private health insurers and other third-party payors to contain or reduce the costs of healthcare through various means may, however, limit market acceptance of our products and, therefore, may affect our ability to market our current products, commercialize our potential products and become profitable. Reimbursement coverage, to the extent available, may not be adequate to enable us to achieve market acceptance of our products. In addition, we believe that third-party payors will attempt to reduce healthcare costs by limiting both coverage and level of reimbursement for new products cleared by the FDA or comparable foreign agencies. The efforts of government and third-party payors to contain or reduce the cost of healthcare could restrict physicians’ and other healthcare providers’ willingness to select our products and implement new ultrasound procedures, which could delay or reduce market acceptance of our products.

In the first half of 2003, six Medicare carriers adopted policies that precluded Part B Medicare reimbursement for ultrasound procedures conducted with hand-carried ultrasound units described as “lightweight ultrasound machines with Doppler capability.” The notices restricted coverage for devices that “allow only a limited view of structures”. These policies applied to Medicare reimbursement of health care providers in twenty-two states, including California and upstate New York.

In all but two states, California and upstate New York, these policies have been revised to allow payment for studies performed with hand-carried ultrasound units. The new policies, recognizing that many hand-carried ultrasound systems have functionality equal to that of cart-based ultrasound systems, define the requirements of medical necessity, completeness and documentation required of all ultrasound services, regardless of the equipment that is used to supply the service. In these states, there are no longer any billing restrictions in place for hand-carried ultrasound that do not also exist for cart-based ultrasound and that were not in place prior to the adoption of these original policies. For the remaining states that have not yet removed their restrictive policies, we have been in contact with the carriers’ medical directors for these jurisdictions and have requested that they clarify that these policies do not apply to procedures performed with our systems. It is our understanding from those medical directors, as well as federal Medicare officials, that these policies were not intended to preclude separate reimbursement for procedures performed with ultrasound systems such as our TITAN, 180PLUS and SonoHeart Elite systems, which are labeled as hand-carried ultrasound, but are nonetheless fully functional. Rather, the notices were intended to cover hand-held Doppler devices with limited functionality. We believe that these policies will be revised as the others have been, but we expect that it will take several months to secure clarification. Furthermore, any clarifications of the policies may not apply to all of our ultrasound systems. Ultimately, these remaining policies may not be clarified in our favor. If these reimbursement policies continue in force or are adopted by additional health insurance carriers, market acceptance of our present and future products may be limited.

Additionally, there has been and will likely continue to be a number of federal and state proposals to implement government controls on pricing. The existence and adoption of these proposals could affect our ability to successfully market our current products and commercialize new products.

In Germany, recent health care reform introduced a Diagnosis Related Group (“DRG”) system that changes health care reimbursements from a “per day” reimbursement to a “per case” reimbursement. This change caused hospital administrators to delay capital equipment purchases as they evaluate the impact of the new system; this delay negatively impacted our sales in Germany in the second quarter of 2003 and is expected to have a negative impact for the balance of 2003. If similar changes in health care reimbursement are adopted in other countries, they could affect our ability to successfully market our products.

Changes in the health care industry may require us to decrease the selling price for our products or could result in a reduction in the size of the market for our products, each of which could have a negative impact on our financial performance.

Trends toward managed care, health care cost containment, and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies, which could adversely affect the sale and/or the prices of our products. For example:

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

In March 2003, one of our component suppliers, Philips Semiconductor (“Philips”), informed us that, commencing in September 2003, it would discontinue production of our integrated circuit chips using 0.35-micron technology. We have designed and implemented a new chip using 0.2-micron technology that will continue to be produced by Philips to replace all but one of the discontinued chips. We expect to design and implement an additional new chip to replace the remaining 0.35-micron chip by early 2005. In the second quarter of 2003, we entered into a purchase commitment totaling approximately $3.6 million for supplies of 0.35-micron chips from Philips for our anticipated manufacturing needs until new chips have been incorporated in all of our products. We pay for these chips at the time deliveries are made to us. On December 31, 2004, we are required to take possession of, and pay for, the balance of the undelivered chips. Demand for our products, however, may exceed our forecasts, in which case we would require additional 0.35-micron chips to manufacture additional products. Conversely, if demand for our products falls short of our forecasts, we may experience excess inventory of 0.35-micron chips. If our actual demand for these chips varies significantly from our forecasted demand, we may experience delays in manufacturing, lost sales, a write-down of inventory or a deterioration in gross margin.

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

In addition, the FDA requires us and our key medical device suppliers to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, shipping and servicing of our products. The FDA enforces the QSR through periodic inspections; the FDA inspected our manufacturing facility in August 2001. In addition, the British Standards Institution has performed several management systems assessments of our manufacturing processes. These inspections resulted in observations to which we submitted responses, and we believe these responses have been accepted by those agencies. Any failure to take corrective action in response to a QSR inspection could force a shutdown of our manufacturing operations, and a recall of, or field action relating to, our products. Also, in August 2001, the FDA classified as a class II field action a May 2000 software upgrade we issued to correct an error in an algorithm contained in one of our products. In September 2000, we provided purchasers of our products with a software upgrade to correct this error, and at the FDA’s request, we recently sent letters to these purchasers again to provide them with a final opportunity to upgrade the software at no charge. We expect that when this action is completed, we will receive final written closure from the FDA on this matter.

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

With the exception of the fiscal quarter ended December 31, 2002, we have incurred net losses in each quarter since we commenced operations. As of June 30, 2003, we had an accumulated deficit of approximately $89.5 million. Although we incurred a loss in the fiscal quarter and six months ended June 30, 2003, we expect to achieve profitability on an annual basis in 2003. Even if we do achieve one or more profitable periods, however, we may be unable to sustain or increase future profitability on a quarterly or annual basis. Additionally, our losses may increase if we cannot increase or sustain our revenue. With the exception of the fiscal quarter ended December 31, 2002, our revenue from product sales has been insufficient to cover our expenses. We expect that our operating expenses will increase in the foreseeable future as we expand our sales and marketing infrastructure, our administrative support and possibly our product development activities. Our expansion efforts, to be successful, may require more funding than we currently anticipate. Accordingly, we will need to generate significant additional revenue in the future before we will be able to sustain or increase profitability. If we cannot generate such revenue, we may never be profitable. If we fail to achieve sustained profitability, the market price for our common stock will likely fall.

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

We currently depend on foreign distributors to help promote market acceptance and demand for our products in countries in which we do not have a direct sales force. For example, sales to our distributor in Japan, Olympus, represented 10% of our revenue in 2002, but less than 1% of our revenue in the six months ended June 30, 2003. Foreign distributors that are in the business of distributing other medical products may not devote the resources and support required within these countries to generate awareness of our products and grow or maintain product sales. If these distributors are unwilling or unable to market and sell our products, we could experience delayed or reduced market acceptance and sales of our products outside the United States.

In Japan, we have not achieved revenue growth the past two fiscal years. In late 2002, we examined the market for our product and confirmed a significant market opportunity that was not being realized by Olympus and their dealer network. In an effort to develop this market opportunity, we have been working on securing additional distribution relationships in Japan. The Olympus organization has undergone significant organizational changes, which have affected its ability to provide sufficient sales and marketing focus on our products. We have also begun the process of obtaining product licenses in SonoSite’s name, which will enable us to work with distributors in Japan other than Olympus. As a result, we expect that this transition will result in a significant reduction in revenues from Japan in fiscal 2003 compared with fiscal 2002.

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

We do not generally have volume purchase commitments with our customers, who typically order products on a purchase order basis. In limited circumstances, customer orders may be cancelled, changed or delayed on short notice. Lack of significant order backlog makes it difficult for us to forecast future sales with certainty. Varying sales cycles with our customers make it difficult to accurately forecast component and product requirements. These factors expose us to a number of risks:

•	if we overestimate our requirements, we may be obligated to purchase more components or third-party products than is required;

•	if we underestimate our requirements, our third-party manufacturers and suppliers may have an inadequate product or product component inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues;

•	we may also experience shortages of product components from time to time, which also could delay the manufacturing of our products; and

•	over or under production can lead to higher expenses, lower than anticipated revenues, and reduced margins.

Our creation, maintenance and expansion of direct sales and distribution operations will require a significant investment of our financial and management resources and may fail to generate a substantial increase in sales.

We have historically relied on third-party distributors to sell our products in Europe and Asia. In 2001, we commenced operations in the United Kingdom and France, and in 2002, we commenced operations in Germany and Spain to sell our products directly in each of those countries. In 2002, we began the process of terminating a joint venture that distributed our products in China, which we expect to have completed in 2003. In 2003, we entered into a joint venture with a new partner in china that has greater financial and marketing resources than our previous joint venture partner. We expect our foreign direct sales operations to grow. Establishing, maintaining and expanding these operations will require us to:

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

Our movement into Europe and Asia has required, and will continue to require, substantial financial and management resources. The costs of this expansion are unpredictable, difficult to control and may exceed budgeted amounts. We have experienced some operating challenges with our European operations. In Germany, recent health care reform caused hospital administrators to delay capital equipment purchases as they evaluate the impact of the new system; this negatively impacted our sales in Germany in the second quarter of 2003 and is expected to have a negative impact for the balance of 2003. In France and Spain, we had challenges in the second quarter of 2003 related to the performance of certain sales representatives. Despite our expenditures and efforts, we may not generate a substantial increase in European or Asian revenue, which would impair our operating results.

In 2003, we established our visual procedures group, a lower-cost-to-serve model to market and sell our products for vascular access procedures. This group consists of four field sales representatives and four telephone sales representatives. This expansion will require training efforts, management attention and an increase in sales and marketing expenses. Despite our expenditures and efforts, we may not successfully expand our market penetration or generate a substantial increase in sales.

Our foreign revenue is subject to currency fluctuation and other risks associated with doing business outside the United States.

The percentage of our revenue originating outside the United States equaled 42% in fiscal 2002 and 38% in the six months ended June 30, 2003. Of this foreign revenue, approximately 25% originated in Japan in fiscal 2002 and 1% in the six months ended June 30, 2003. Our revenue from international sales may be adversely affected by any of the following risks:

•	currency rate fluctuations;

•	adverse political or economic conditions;

•	reduced protection for intellectual property rights;

•	longer receivables collection periods and greater difficulty in receivables collection;

•	localizing products for foreign markets; and

•	compliance with export laws, including license requirements, trade restrictions and tariff increases.

As of June 30, 2003, 44% of our outstanding accounts receivable balance was from international customers. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk. For example, due to economic events in Argentina, including the decision to allow the Argentine peso to float against the U.S. dollar, we wrote off $400,000 of our Argentine receivables in 2002, for which we had already established an allowance.

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

We currently hold 13 patents relating to our technology. A number of other patents are pending in the United States and in foreign jurisdictions. Additionally, we have a license from our former parent, ATL, to use certain ATL technology and ATL technological developments in our point-of-care products. This license was exclusive through April 5, 2003, and became nonexclusive after that date. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to, and the distribution of, our product designs, documentation and other proprietary information, as well as the designs, documentation and other information that we license from others.

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

We may become involved in the defense and prosecution, if necessary, of intellectual property suits, patent interferences, opposition proceedings and other administrative proceedings. For example, on July 24, 2001, Neutrino Development Corporation filed a complaint against us, which alleged that our sale and manufacture of our point-of-care ultrasound systems infringed upon a patent held by Neutrino. We responded to the claim, asserting alternative defenses of noninfringement and patent invalidity. In addition, we filed a counterclaim seeking a declaratory judgment of noninfringement and invalidity regarding Neutrino’s patent. We defeated Neutrino’s request for a preliminary injunction preventing us from manufacturing and selling our products for the duration of the litigation. On February 20, 2002, in what is known as a “Markman” hearing, the parties presented their arguments regarding the proper construction of Neutrino’s patent claims. The court has not yet ruled on the issues presented in that hearing, and may issue a ruling at any time. On October 10, 2002, the court granted our motion to stay the proceedings until it issues its “Markman” order and rules on our summary judgment motion. Although we continue to vigorously defend ourselves against this claim, this litigation may result in an adverse judgment against us. Sales of the allegedly infringing products represented virtually all of our revenue for the six months ended June 30, 2003 and the years ended December 31, 2002, 2001 and 2000. We have been forced to incur substantial expenses in defense of this claim, and we may incur additional substantial litigation expenses until the claim is resolved.

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

To meet our long-term funding requirements, we may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for additional capital at that time. For example, in May 2002, we raised net proceeds of $42.6 million through the sale of 2,700,000 shares of our common stock. Furthermore, we may enter into financing transactions at prices that represent a substantial discount to market price. In addition, we may issue a significant amount of our securities in connection with our purchase of, or strategic investment in, other businesses or assets. Raising funds or paying for acquisitions through the issuance of equity securities will dilute the ownership of our existing shareholders. A negative reaction by investors and securities analysts to any sale or issuance of our equity securities could result in a decline in the trading price of our common stock.

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

As of June 30, 2003, our executive officers, directors and affiliated entities together beneficially owned approximately 5.1% of the outstanding shares of our common stock. Seven other shareholders owned in the aggregate approximately 52.4% of the outstanding shares of our common stock. Among these shareholders, the State of Wisconsin Investment Board, or SWIB, owned approximately 17.4% of the outstanding shares of our common stock and WM Advisors owned approximately 9.5%. As a result, these shareholders or any other concentrated owner may be able to exert significant influence over all matters requiring shareholder approval, including the election of directors, matters relating to the attraction and retention of employees, such as stock option plans, and approval of significant corporate transactions that could include certain matters relating to future financing arrangements and unsolicited tender offers. This concentration of ownership may delay, deter or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock, which could result in a decline in our stock price.

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

Additionally, our acquisition may be made more difficult or expensive by the following:

•	change of control provisions in our license agreement with ATL, which require us to pay ATL $75 million if, at any time between April 6, 2003 and April 6, 2006, any single person or entity engaged in the medical diagnostic imaging business, other than through the sale or manufacture of our products, obtains, directly or indirectly, voting control of a majority of our common stock or the power to elect our entire board of directors;

•	acceleration provisions in benefit plans and change-in-control agreements with our employees; and

•	our shareholder rights plan, which is designed to dilute a hostile acquiror’s interest so that the acquisition becomes prohibitively expensive. Under our rights plan, each of our shareholders has one share purchase right for each share of common stock held, with each right having an exercise price approximating our board of directors’ estimate of the long-term value of one share of our common stock. The rights are triggered if an acquiror acquires, or successfully makes a tender offer for, 20% or more of our outstanding common stock. In such event, each shareholder other than the acquiror would have the right to purchase, at the exercise price, a number of newly issued shares of our capital stock at a 50% discount. If the acquiror were to acquire 50% or more of our assets or earning power, each shareholder would have the right to purchase, at the exercise price, a number of shares of acquiror’s stock at a 50% discount. Our board of directors may redeem the rights at a nominal cost at any time before a person acquires 20% or more of our outstanding common stock, which allows board-approved transactions to proceed. In addition, our board of directors may exchange all or part of the rights (other than rights held by the acquiror) for such number of shares of our common stock equal in value to the exercise price. Such an exchange produces the desired dilution without actually requiring our shareholders to purchase shares.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

We are exposed to market risk relating to changes in interest rates, which could adversely affect the value of our investments in marketable securities.

As of June 30, 2003, our portfolio consisted of $37.9 million of interest-bearing debt securities with maturities of less than one year and $12.9 million of interest-bearing debt securities with maturities of more than one year. Our intent is to hold these securities until maturity, but we have classified them as available-for-sale in the event of unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for the remainder of 2003 from a hypothetical 10% increase in market interest rates would not have a material impact on the investment portfolio.

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

As of June 30, 2003, 44% of our outstanding accounts receivable balance was from international customers, of which 48%, or approximately $3.8 million was denominated in a currency other than USDs. Total sales for the six months ended June 30, 2003 denominated in a currency other than USDs were approximately $6.2 million, or 17% of total consolidated revenues. The British pound and the Euro represented the majority of financial transactions executed in a currency not denominated in USDs. A change in exchange rates compared to the USD of 10% would not have a significant impact on our statement of financial position or results of operations. Historically, the impact on us of changes in exchange rates compared to the USD has been insignificant. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk. In addition, we utilize letters of credit where they are warranted in order to mitigate our collection risk. As of June 30, 2003, we did not have any foreign currency hedging contracts.

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

Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2003, and they have concluded that our disclosure controls and procedures were effective.

Changes in internal controls

There were no significant changes in SonoSite’s internal controls or, to SonoSite’s knowledge, in other factors that could significantly affect SonoSite’s disclosure controls and procedures during the quarter ended June 30, 2003.

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

On April 29, 2003, we held our annual meeting of shareholders. As of the record date, March 18, 2003, there were 14,213,239 shares of common stock outstanding and entitled to vote at the meeting. At the meeting, 12,585,715 shares, or 88.5%, were represented, either in person or by proxy. Election of the board of directors was submitted for vote and the following directors were elected:

Nominee	Votes For	Withheld
Kirby L. Cramer	6,643,789	5,941,926
Kevin M. Goodwin	6,846,838	5,738,877
Edward V. Fritzky	6,823,903	5,761,812
Steven R. Goldstein, M.D.	6,634,260	5,951,455
Ernest Mario, Ph.D.	5,762,313	6,823,332
William G. Parzybok, Jr.	6,829,900	5,755,815
Jeffrey Pfeffer, Ph.D.	6,830,908	5,754,807
Richard S. Schneider, Ph.D.	6,638,607	5,947,108
Jacques Souquet, Ph.D.	6,644,776	5,940,939

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(b) Reports on Form 8-K

On May 2, 2003, we filed a Current Report on Form 8-K, dated April 30, 2003, (a) furnishing under Item 12 thereof the results of our operations for the quarter ended March 31, 2003 and (b) filing as exhibits under Item 7 thereof (i) the related press release dated April 30, 2003, (ii) the related script for the conference call held April 30, 2003 and (iii) the related transcript of the question and answer session from the conference call.

On May 15, 2003, we filed a Current Report on Form 8-K, dated May 15, 2003, (a) reporting under Item 5 thereof the resignation of Ernest Mario, Ph.D, from our board of directors and (b) filing as an exhibit under Item 7 thereof a copy of the related press release dated May 15, 2003. On the same Form 8-K, we announced changes to the board of directors’ compensation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOSITE, INC. (Registrant)

Dated: August 14, 2003	By:	/s/ MICHAEL J. SCHUH
Michael J. Schuh Vice President-Finance, Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)