Form 10-Q
period 2003-09-30
SONOSITE INC
filed 2003-11-14
CIK 1055355

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	14,431,686 (Outstanding as of November 10, 2003)

SonoSite, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2003

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SonoSite, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share data)	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$13,065	$26,381
Short-term investment securities	34,188	10,019
Accounts receivable, less allowance for doubtful accounts of $902 and $832	18,669	20,101
Inventories	14,700	11,787
Prepaid expenses and other current assets	1,883	1,339

Total current assets	82,505	69,627

Property and equipment, net	5,322	6,092
Investment securities	14,315	29,421
Other assets	971	737

Total assets	$103,113	$105,877

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,261	$4,310
Accrued expenses	5,785	5,404
Current portion of long-term obligations	124	136
Deferred revenue	3,319	3,072

Total current liabilities	11,489	12,922

Deferred rent	284	253
Long-term obligations, less current portion	—	88

Total liabilities	11,773	13,263

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value
Authorized shares – 6,000,000
Issued and outstanding shares – none	—	—
Common stock, $.01 par value:
Authorized shares – 50,000,000
Issued and outstanding shares:
As of September 30, 2003 – 14,428,361
As of December 31, 2002 – 14,195,280	144	142
Additional paid-in-capital	179,368	177,007
Accumulated deficit	(89,654)	(85,632)
Accumulated other comprehensive income	1,482	1,097

Total shareholders’ equity	91,340	92,614

Total liabilities and shareholders’ equity	$103,113	$105,877

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except loss per share)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$20,225	$18,468	$57,503	$47,911
Cost of revenue	7,391	7,485	21,252	19,824

Gross margin	12,834	10,983	36,251	28,087

Operating expenses:
Research and development	2,663	2,867	8,371	9,210
Sales and marketing	9,086	9,329	27,594	23,375
General and administrative	1,666	1,574	5,410	4,553

Total operating expenses	13,415	13,770	41,375	37,138

Other income (expense):
Interest income	226	371	746	666
Interest expense	(5)	(8)	(19)	(23)
Other income (expense)	199	(15)	375	(192)

Total other income	420	348	1,102	451

Net loss	$(161)	$(2,439)	$(4,022)	$(8,600)

Basic and diluted net loss per share	$(0.01)	$(0.17)	$(0.28)	$(0.68)

Weighted average common shares used in computing net loss per share	14,391	14,087	14,289	12,704

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Nine Months Ended September 30,
	2003	2002
Operating activities:
Net loss	$(4,022)	$(8,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,830	1,870
Equity in loss of affiliates	25	192
Net gain on investments	(66)	—
Amortization of premiums on investment securities	528	—
Changes in operating assets and liabilities:
Accounts receivable	1,712	(320)
Inventories	(2,758)	(3,394)
Prepaid expenses and other assets	(803)	(392)
Accounts payable	(2,061)	3,399
Accrued expenses	323	1,145
Deferred liabilities	271	1,344

Net cash used in operating activities	(5,021)	(4,756)

Investing activities:
Purchase of investments	(46,818)	(31,802)
Proceeds from sales/maturities of investments	37,104	643
Purchase of property and equipment	(1,044)	(2,214)

Net cash used in investing activities	(10,758)	(33,373)

Financing activities:
Net proceeds from sale of common shares	—	42,614
Exercise of stock options	2,363	175
Repayment of long-term obligations	(100)	(61)

Net cash provided by financing activities	2,263	42,728

Effect of exchange rate changes on cash and cash equivalents	200	195

Net change in cash and cash equivalents	(13,316)	4,794
Cash and cash equivalents at beginning of period	26,381	33,116

Cash and cash equivalents at end of period	$13,065	$37,910

Supplemental disclosure of cash flow information:
Cash paid for interest	$19	$23

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on investments	$(189)	$—

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Interim Financial Information

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information furnished reflects, in the opinion of SonoSite, Inc. management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented. The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of our expected results for the entire year ending December 31, 2003 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002, included in our Annual Report on Form 10-K. Certain amounts reported in previous periods have been reclassified to conform to current presentation.

Stock-based Compensation

At September 30, 2003, we had five stock-based compensation plans. We account for those plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that the fair market value of the stock exceeds the exercise price of the stock option at the date of the grant. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(161)	$(2,439)	$(4,022)	$(8,600)
Less: Stock-based employee compensation expense determined under fair value based method	(1,403)	(1,629)	(4,070)	(5,583)

Pro forma net loss	$(1,564)	$(4,068)	$(8,092)	$(14,183)

Basic and diluted net loss per share:
As reported	$(0.01)	$(0.17)	$(0.28)	$(0.68)

Pro forma	$(0.11)	$(0.29)	$(0.57)	$(1.12)

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

Accounts receivable

In the ordinary course of business, we grant credit to a broad customer base. Of the accounts receivable balance at September 30, 2003, 57% and 43% were receivable from domestic and international parties, prior to any allowance for doubtful accounts. The same percentages as of December 31, 2002 were 49% and 51% prior to any allowance for doubtful accounts.

For the three months ended September 30, 2003, revenue was 67% domestic and 33% international, compared to 60% domestic and 40% international for the three months ended September 30, 2002. For the nine months ended September 30, 2003, revenue was 64% domestic and 36% international, compared to 58% domestic and 42% international for the nine months ended September 30, 2002.

The following tables present individual customers whose outstanding receivable balances as a percentage of total trade receivables and/or revenue as a percentage of total revenue exceeded 10%:

Accounts Receivable:
	September 30, 2003	December 31, 2002
Japanese distributor	—%	12%
U.S. direct customer	—%	12%

Totals	—%	24%

Revenue:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Japanese distributor	—%	10%	—%	10%

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

Inventories consist of the following (in thousands):

	As of
	September 30, 2003	December 31, 2002
Raw material	$5,184	$4,678
Work-in-process	593	120
Demonstration inventory	2,793	2,680
Finished goods	6,130	4,309

Total	$14,700	$11,787

At September 30, 2003 and December 31, 2002, finished goods includes approximately $0.3 million and $0.5 million of inventory whose title had passed to the customer and for which revenue has not yet been recognized.

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

Warranty liability

Our typical warranty period is one year and is included with the original purchase of our ultrasound imaging systems. The warranty liability is summarized as follows (in thousands):

	Balance at December 31, 2002	Charged to cost of revenue	Applied to liability	Balance at September 30, 2003
Nine months ended September 30, 2003	$331	$268	$(218)	$381

Concentration of credit and supply risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and accounts receivable.

We depend on some single-source suppliers to provide highly specialized parts and other components, and may experience an interruption of supply if a supplier is unable or unwilling to meet our time, quantity and quality requirements. There are relatively few alternative sources of supply for some of these items. A change in demand for some parts by other companies in our industry could also interrupt our supply of components. For example, in March 2003, one of our component suppliers, Philips Semiconductor (“Philips”), informed us that, commencing in September 2003, it would discontinue production of our integrated circuit chips using 0.35-micron technology. We have designed and implemented a new chip using 0.2-micron technology that will continue to be produced by Philips to replace all but one of the discontinued chips. We expect to design and implement an additional new chip to replace the remaining 0.35-micron chip by early 2005. In the second quarter of 2003, we entered into a purchase commitment totaling approximately $3.6 million for supplies of 0.35-micron chips from Philips for our anticipated manufacturing needs until new chips have been incorporated in all of our products. We pay for these chips at the time deliveries are made to us. As of September 30, 2003, our remaining purchase commitment was approximately $3.4 million. On December 31, 2004, we are required to take possession of, and pay for, the balance of the undelivered chips. Demand for our products, however, may exceed our forecasts, in which case we would require additional 0.35-micron chips to manufacture additional products. Conversely, if demand for our products falls short of our forecasts, we may experience excess inventory of 0.35-micron chips. If our actual demand for these chips varies significantly from our forecasted demand, we may experience delays in manufacturing, lost sales, a write-down of inventory or a deterioration in gross margin.

In addition, we are transferring the production of our main circuit board to a new supplier, Celestica, Inc., who will produce the board in their Thailand manufacturing facility. We expect his transfer to be completed in the first quarter of 2004. If, as a result of this transfer, we experience delays in the receipt of this component, a deterioration in product yields or an increase in costs, we may experience delays in manufacturing, lost sales or a deterioration in gross margin.

Accumulated Other Comprehensive Income

Unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments are included in accumulated other comprehensive income.

The following presents the components of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(161)	$(2,439)	$(4,022)	$(8,600)
Other comprehensive income (loss):
Foreign currency translation adjustment	(204)	163	574	359
Unrealized holding gains (losses) arising during the period	(85)	258	(123)	258
Less reclassification adjustment for gains included in net loss	(49)	—	(66)	—

Comprehensive loss	$(499)	$(2,018)	$(3,637)	$(7,983)

Net Loss per Share

Basic and diluted net loss per share was computed by dividing the net loss by the weighted average common shares outstanding. Outstanding options to purchase our shares were not included in the computations of diluted net loss per share because to do so would be antidilutive. For the three and nine months ended September 30, 2003, our outstanding options totaled 3,101,337. For the three and nine months ended September 30, 2002, our outstanding options totaled 2,980,139.

Foreign Currency Translation

The functional currencies of our international subsidiaries are the local currency of the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Net sales, costs and expenses of international operations are translated at average rates of exchange prevailing during the period. Net realized and unrealized gains on currency transactions were $157,000 and $320,000 for the three and nine months ended September 30, 2003, and none for the three and nine months ended September 30, 2002.

Litigation

On July 24, 2001, Neutrino Development Corporation filed a complaint against us in U.S. District Court, Southern District of Texas, Houston Division, alleging infringement of U.S. Patent 6,221,021, or the ‘021 patent, by SonoSite as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180 PLUS, SonoHeart and SonoHeart PLUS devices. The complaint asserts claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorney’s fees and costs, and pre- and post-judgment interest. On August 14, 2001, we filed an answer asserting affirmative defenses of non-infringement and patent invalidity, and included a counterclaim seeking a declaratory judgment of non-infringement and invalidity regarding Neutrino’s patent. On October 4, 2001, the court denied a request by Neutrino for preliminary injunctive relief to prevent us from manufacturing and selling our products pending the ultimate disposition of the litigation. On February 20, 2002, in what is known as a “Markman” hearing, the parties presented their arguments regarding the proper construction of Neutrino’s patent claims.

On August 20, 2003, the U.S. District Court in the Southern District of Texas issued a decision interpreting certain terms used in the ‘021 patent. This decision does not discuss whether the patent is valid or whether the patent would apply to any of SonoSite’s products. In the order, the court, in resolving disputed terms in the Markman hearing, adopted SonoSite’s construction of the term “a portable body designed to be hand held”, and adopted Neutrino’s construction of the terms “the moveably connected transducer mounting assembly” and “ultrasound emitter”. The court denied SonoSite’s motion for summary judgment. SonoSite subsequently filed a new summary judgment motion using the court’s construction of the claim language that the ‘021 patent is invalid based on prior art. Neutrino has filed a summary judgment motion based on its allegations of infringement.

SonoSite also has asked the Texas court to stay proceedings in Neutrino’s suit filed in the Middle District of Florida against a former SonoSite distributor alleging that the sale of SonoSite’s products by such distributor infringes the ‘021 patent, and to enjoin Neutrino from filing similar suits against other sellers of SonoSite products. Neutrino had previously filed such a suit in the Middle District of Tennessee against another medical device distributor for selling a SonoSite product. That Tennessee case has been dismissed based on a final judgment and permanent injunction filed a month after the case was filed. The Tennessee judgment has no effect on the Texas proceedings.

We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in this matter. If we are not successful in our defense of these claims, we could be forced to modify or discontinue selling our products or enter royalty or licensing agreements, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition. Sales of the allegedly infringing products represented the majority of our revenue for the three and nine month periods ended September 30, 2003 and 2002.

SonoSite does not consider a negative litigation outcome to be probable and has not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, SonoSite will assess the potential liability related to its pending litigation. SonoSite will record accruals for losses if and when SonoSite determines the negative outcome of such matters to be probable and reasonably estimable. SonoSite’s estimates regarding such losses could differ from actual results. Revisions in SonoSite’s estimates of the potential liability could materially impact SonoSite’s results of operations and financial position.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
United States	$13,550	$11,127	$36,756	$27,766
Japan	253	1,902	578	4,958
Europe, Africa and the Middle East	4,667	3,676	13,860	9,577
Canada, Australia, South and Latin America	850	631	3,153	2,522
Other Asia (a)	905	1,132	3,156	3,088

Total revenue	$20,225	$18,468	$57,503	$47,911

(a) Other Asia includes primarily China, India and Taiwan.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for our 2003 fiscal year and we adopted this statement on January 1, 2003. The adoption of this statement did not have an impact on our financial statements.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables” with respect to determining when and how to allocate revenue from sales with multiple deliverables. The EITF 00-21 consensus provides a framework for determining when and how to allocate revenue from sales with multiple deliverables based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003 and we adopted this consensus on July 1, 2003. The adoption of this consensus did not have a material impact on our financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). Variable interest entities often are created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, or other transactions or arrangements. Formerly “Consolidation of Certain Special Purpose Entities” in its draft form, this interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” defines what these variable interest entities are and provides guidelines on how to identity them and also on how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. Generally, FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. On October 8, 2003, the FASB deferred the implementation date for the consolidation requirements of FIN 46 as it relates to variable interest entities that existed before February 1, 2003. For existing variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the provision of this interpretation will apply in financial statements issued for periods ending after December 15, 2003. FIN 46 also requires companies that expect to consolidate a variable interest entity they acquired before February 1, 2003 to disclose the entity’s nature, size, activities, and the company’s maximum exposure to loss in financial statements issued after January 31, 2003. Currently, we do not expect that the adoption of FIN 46 will have a material impact on our financial statements.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

•	statements about the level of our costs and operating expenses relative to our revenue, and about the expected composition of our revenue;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and available bank borrowings to meet these requirements;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

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

Overview

We are a leading provider of point-of-care, high performance, all-digital ultrasound imaging systems for use in a variety of clinical applications and settings. Our proprietary technologies have enabled us to design point-of-care diagnostic ultrasound systems that combine all-digital, high-resolution imaging with advanced features and capabilities traditionally found on cart-based ultrasound systems. We believe that the portability, high quality and cost-effectiveness of our products are expanding existing markets and will create new markets for ultrasound imaging by bringing ultrasound out of the imaging center to the point-of-care such as the patient’s bedside or the physician’s examining table.

The size and complexity of traditional ultrasound systems typically compel physicians to refer patients to a highly trained sonographer employed by an imaging center, such as a hospital’s radiology department. By providing ultrasound at the primary point-of-care, our easy-to-use systems can eliminate delays associated with the referral process and enable physicians to use ultrasound more frequently and in a wider variety of clinical settings. This increased accessibility creates the potential for enhanced patient care through earlier diagnosis of diseases and conditions.

We currently focus on six key market segments: radiology, obstetrics and gynecology, emergency medicine, surgery, cardiology and vascular medicine. Our current products include the TITAN™ system and the 180PLUS system, for general ultrasound imaging, and the SonoHeart ELITE, specifically configured for cardiovascular applications. The iLook 25 imaging tool is designed to provide visual imaging for physicians and nurses while performing vascular access procedures and the iLook 15 imaging tool is designed to provide visual imaging of the chest and abdomen for physicians and nurses while performing other procedures and examinations. Our TITAN, SonoSite 180PLUS and SonoHeart ELITE products are used together with any of our transducers that are designed for specific clinical applications. Our iLook products each have a single transducer for specific clinical applications. We first shipped our newest product, the SonoSite TITAN, in June 2003.

We were formerly a division of ATL Ultrasound, Inc., or ATL. On April 6, 1998, we were spun-off as an independent, publicly-owned Washington corporation to further the development and commercialization of point-of-care, high performance, all-digital ultrasound imaging systems. ATL retained no ownership in us following the spin-off. We entered into a technology transfer and license agreement with ATL pursuant to which we took ownership of certain ultrasound technology developed as part of a government grant and also patent rights, which had been established or were being pursued for that technology. As part of this agreement, we also entered into a cross-license whereby we have the exclusive right to use certain ATL technology existing on April 6, 1998 or developed by ATL during the three-year period following April 6, 1998 in ultrasound systems weighing 15 pounds or less, and ATL has the exclusive right to use our technology existing on April 6, 1998 or developed by us during the same three-year period in ultrasound systems weighing more than 15 pounds. On April 6, 2003, this cross-license became nonexclusive and, except for the patented technology of each party, extends to all ultrasound systems regardless of weight. We sold our first products in September 1999.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, investments, warranty obligations, service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue recognition.    We recognize revenue on products and accessories when goods are shipped under an agreement with a customer, risk of loss and title have passed to the customer and collection of any resulting receivable is reasonably assured. For service contracts, revenue is recognized over the term of the contract. Revenue is recorded net of estimated returns. Sales discounts are recorded as a reduction in revenue.

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

Results of Operations for the Three Months and Nine Months Ended September 30, 2003 and September 30, 2002

Revenue

Revenue increased to $20.2 million for the three months ended September 30, 2003, compared to $18.5 million for the three months ended September 30, 2002. Revenue increased to $57.5 million for the nine months ended September 30, 2003, compared to $47.9 million for the nine months ended September 30, 2002. The increase in both periods was primarily due to an increase in sales in the United States and Europe. The first shipments of TITAN occurred in June 2003 and accounted for approximately 30% of our revenue in the third quarter of 2003 and 19% of our revenue for the nine months ended September 30, 2003.

Total U.S. revenue increased to $13.6 million, or 67% of total revenue, for the three months ended September 30, 2003, compared to $11.1 million, or 60% of total revenue, for the three months ended September 30, 2002. Total U.S. revenue increased to $36.8 million, or 64% of total revenue, for the nine months ended September 30, 2003, compared to $27.8 million, or 58% of total revenue, for the nine months ended September 30, 2002. The increase in both periods was primarily due to initial sales of the TITAN system and increased military sales.

Revenue from Japan decreased to $253,000, or 1% of total revenue, for the three months ended September 30, 2003, compared to $1.9 million, or 10% of total revenue, for the three months ended September 30, 2002. Revenue from Japan decreased to $578,000, or 1% of total revenue, for the nine months ended September 30, 2003, compared to $5.0 million, or 10% of total revenue, for the nine months ended September 30, 2002. The decrease in both periods was primarily due to a decrease in orders from our distributor, Olympus. The Olympus organization has undergone significant organizational changes, which have affected its ability to provide sufficient sales and marketing focus on our products. As a result, we are working to establish additional distribution relationships in Japan.

Revenue from Europe, Africa and the Middle East increased to $4.7 million, or 23% of total revenue, for the three months ended September 30, 2003, compared to $3.7 million, or 20% of total revenue, for the three months ended September 30, 2002, due to an increase in revenue from direct sales in the United Kingdom, France and Germany. Changes in exchange rates accounted for approximately $330,000 of the increase in revenue. Revenue from Europe, Africa and the Middle East increased to $13.9 million, or 24% of total revenue, for the nine months ended September 30, 2003, compared to $9.6 million, or 20% of total revenue, for the nine months ended September 30, 2002, due to an increase in revenue from direct sales in the United Kingdom, France, Germany and Spain. Changes in exchange rates accounted for approximately $1.2 million of the increase in revenue. In Germany, recent health care reform introduced a Diagnosis Related Group (“DRG”) system that changes health care reimbursements from a “per day” reimbursement to a “per case” reimbursement. This change caused hospital administrators to delay capital equipment purchases as they evaluate the impact of the new system. Although revenue from Germany increased in both periods on a comparable basis, this delay has negatively impacted our sales expectations in Germany in 2003 and is expected to have a negative impact on our sales expectations for the balance of 2003.

Revenue from Canada, Australia, South and Latin America and Asia (excluding Japan) was $1.8 million, or 9% of total revenue, for the three months ended September 30, 2003, compared to $1.8 million, or 10% of total revenue, for the three months ended September 30, 2002. Revenue from Canada, Australia, South and Latin America and Asia (excluding Japan) increased to $6.3 million, or 11% of total revenue, for the nine months ended September 30, 2003, compared to $5.6 million, or 12% of total revenue, for the nine months ended September 30, 2002, primarily due to increased revenue from Australia, Argentina and India.

Gross margin

Gross margin increased to 63.5% for the three months ended September 30, 2003, compared to 59.5% for the three months ended September 30, 2002. Gross margin increased to 63.0% for the nine months ended September 30, 2003, compared to 58.6% for the nine months ended September 30, 2002. The increase in gross margin was primarily due to improved manufacturing efficiencies and increased average selling prices. The increased average selling prices resulted primarily from initial sales of the TITAN system, an increase in the percentage of direct sales compared with distributor sales, and for the nine month period, an increase in sales with advanced-feature configurations.

Operating expenses

Research and development expenses were $2.7 million for the three months ended September 30, 2003, compared to $2.9 million for the three months ended September 30, 2002. Research and development expenses were $8.4 million for the nine months ended September 30, 2003, compared to $9.2 million for the nine months ended September 30, 2002. Research and development expenses decreased in both periods primarily due to expenses incurred in 2002 associated with the development of the TITAN and the iLook products combined with a reduction in product development costs in the first three quarters of 2003 due to the completion of the TITAN system, which first shipped to customers in June 2003.

Sales and marketing expenses were $9.1 million for the three months ended September 30, 2003, compared to $9.3 million for the three months ended September 30, 2002. The decrease was primarily due to a decrease in marketing expenses as the third quarter of 2002 included significant marketing expenses related to the launch of our iLook products. Sales and marketing expenses were $27.6 million for the nine months ended September 30, 2003, compared to $23.4 million for the nine months ended September 30, 2002. The increase was primarily due to TITAN product launch expenses both in the U.S. and Europe, and an increase in compensation expense associated with the increase in revenue. In addition, expenses rose due to the increase, year over year, in the number of sales representatives in Europe and clinical application specialists in the U.S., and expenses associated with the reconfiguration of our U.S. sales territories in early 2003.

General and administrative expenses were $1.7 million for the three months ended September 30, 2003, compared to $1.6 million for the three months ended September 30, 2002. General and administrative expenses were $5.4 million for the nine months ended September 30, 2003, compared to $4.6 million for the nine months ended September 30, 2002. The increase in general and administrative expenses in both periods was primarily related to supporting our business growth and, additionally for the nine month period, due to expenses associated with medical reimbursement activities.

Other income

Other income increased to $420,000 for the three months ended September 30, 2003, compared to $348,000 for the three months ended September 30, 2002. The increase was due to foreign currency transaction gains of approximately $157,000 in the third quarter of 2003. Other income increased to $1.1 million for the nine months ended September 30, 2003, compared to $451,000 for the nine months ended September 30, 2002. The increase was due to investment income on proceeds from the sale of 2,700,000 shares of common stock in May 2002 and foreign currency transaction gains of approximately $320,000 in the first nine months of 2003.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $13.1 million as of September 30, 2003, compared to $26.4 million as of December 31, 2002. Cash and cash equivalents were primarily invested in money market accounts.

Operating activities used cash of $5.0 million for the nine months ended September 30, 2003 compared to $4.8 million for the nine months ended September 30, 2002. The increase in cash used in 2003 compared with 2002 was primarily due to a decrease in accounts payable due to the timing of payments, offset by a reduction in our net loss and a decrease in accounts receivable. As of September 30, 3003, we had a commitment to purchase approximately $3.4 million of integrated circuit chips (see “Concentration of credit and supply risk” above for further information).

Investing activities used cash of $10.8 million for the nine months ended September 30, 2003, compared to cash used of $33.4 million for the nine months ended September 30, 2002. The decrease in cash used in 2003 compared with 2002 was primarily due to a decrease in net purchases of investments.

We anticipate using cash to invest in high quality investment instruments during the remainder of 2003, the extent of which will be dependent upon the interest rate environment during the period and the timing of cash flows from our operations during the period.

Financing activities provided cash of $2.3 million for the nine months ended September 30, 2003, compared to $42.7 million for the nine months ended September 30, 2002. The main source of cash provided by financing activities in 2003 was the exercise of stock options totaling $2.4 million, compared to $0.2 million in 2002. The main source of cash provided by financing activities in 2002 was the sale of 2,700,000 shares of common stock in May 2002.

We anticipate that cash used in operations will decrease in 2003 compared to 2002 primarily due to anticipated decreases in our net loss. This decrease in cash used in operations will be dependent upon our ability to successfully sell our products, collect our receivables, control our inventories and manage our expenses.

We believe that our existing cash, cash equivalents and investment securities will be sufficient to fund our operations and capital expenditure requirements for at least the next 12 months. Nevertheless, we may experience an increased need for additional cash due to:

•	any significant decline in our revenue or gross margins;

•	any delay or inability to collect accounts receivable;

•	any acquisition or strategic investment in another business;

•	any significant increase in expenditures as a result of expansion of our sales and marketing infrastructure, our manufacturing capability, including commitments to purchase significant quantities of components, and our product development activities;

•	any significant increase in our sales and marketing expenditures as a result of our introduction of new products or product upgrades; and

•	any significant increase in expenditures related to the Neutrino patent infringement litigation.

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

In June 2003, we began shipping to customers our newest product, the SonoSite TITAN ultrasound system. Sales of TITAN accounted for approximately 30% of our revenue in the third quarter of 2003. The TITAN system has a modular design allowing both stationary and mobile usage and is based on the next generation of our proprietary ASIC, or application specific integrated circuit, technology. Along with the point-of-care market, we have positioned the TITAN system to compete in the traditional stationary ultrasound cart market.

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

In the first half of 2003, six Medicare carriers adopted policies that precluded Part B Medicare reimbursement for ultrasound procedures conducted with hand-carried ultrasound units described as “lightweight ultrasound machines with Doppler capability.” The notices restricted coverage for devices that “allow only a limited view of structures.” These policies applied to Medicare reimbursement of health care providers in twenty-two states, including California and upstate New York.

In all states, these policies have been revised to allow payment for studies performed with hand-carried ultrasound units. The new policies, recognizing that many hand-carried ultrasound systems have functionality equal to that of cart-based ultrasound systems, define the requirements of medical necessity, completeness and documentation required of all ultrasound services, regardless of the equipment that is used to supply the service. In all states, there are no longer any billing restrictions in place for hand-carried ultrasound that do not also exist for cart-based ultrasound and that were not in place prior to the adoption of these original policies.

Additionally, there has been and will likely continue to be a number of federal and state proposals to implement government controls on pricing. The existence and adoption of these proposals could affect our ability to successfully market our current products and commercialize new products.

In Germany, recent health care reform introduced a Diagnosis Related Group (“DRG”) system that changes health care reimbursements from a “per day” reimbursement to a “per case” reimbursement. This change caused hospital administrators to delay capital equipment purchases as they evaluate the impact of the new system. Although revenue from Germany increased in 2003 compared to 2002, this delay has negatively impacted our sales expectations in Germany in 2003 and is expected to have a negative impact on our sales expectations for the balance of 2003. If similar changes in health care reimbursement are adopted in other countries, they could affect our ability to successfully market our products.

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

These trends could lead to pressure to reduce prices for our products and could cause a decrease in the size of the market or a potential increase in competition that could adversely affect our levels of revenue and profitability of sales, which could have a material adverse effect on our business.

If traditional providers of ultrasound examinations discourage potential new users from adopting our products, we could experience limited demand for our products.

In traditional ultrasound practice, physicians and other healthcare providers typically refer patients to centralized locations where radiologists and other specialized personnel provide ultrasound examinations. Although our products are currently used by radiologists, our products also enable the delivery of ultrasound examinations at the primary point of care by the examining physician or healthcare provider. Radiologists and other ultrasound specialists have a professional and financial interest in maintaining traditional ultrasound practices. If these traditional providers of ultrasound examinations discourage other healthcare providers from adopting our products, we could experience limited demand for our products.

If the training and education necessary to conduct ultrasound examinations is not adequate or not readily available, this could discourage new users from adopting our products, which could affect demand for our products.

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

In March 2003, one of our component suppliers, Philips Semiconductor (“Philips”), informed us that, commencing in September 2003, it would discontinue production of our integrated circuit chips using 0.35-micron technology. We have designed and implemented a new chip using 0.2-micron technology that will continue to be produced by Philips to replace all but one of the discontinued chips. We expect to design and implement an additional new chip to replace the remaining 0.35-micron chip by early 2005. In the second quarter of 2003, we entered into a purchase commitment totaling approximately $3.6 million for supplies of 0.35-micron chips from Philips for our anticipated manufacturing needs until new chips have been incorporated in all of our products. We pay for these chips at the time deliveries are made to us. As of September 30, 2003, our remaining purchase commitment was approximately $3.4 million. On December 31, 2004, we are required to take possession of, and pay for, the balance of the undelivered chips. Demand for our products, however, may exceed our forecasts, in which case we would require additional 0.35-micron chips to manufacture additional products. Conversely, if demand for our products falls short of our forecasts, we may experience excess inventory of 0.35-micron chips. If our actual demand for these chips varies significantly from our forecasted demand, we may experience delays in manufacturing, lost sales, a write-down of inventory or a deterioration in gross margin.

In addition, we are transferring the production of our main circuit board to a new supplier, Celestica, Inc., who will produce the board in their Thailand manufacturing facility. We expect his transfer to be completed in the first quarter of 2004. If, as a result of this transfer, we experience delays in the receipt of this component, a deterioration in product yields or an increase in costs, we may experience delays in manufacturing, lost sales or a deterioration in gross margin.

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

The manufacture and sale of our products are subject to extensive regulation by numerous governmental authorities, principally the FDA, as well as several other state and foreign agencies. The FDA requires that all medical devices introduced to the market be preceded either by pre-market notification clearance under Section 510(k) of the Federal Food, Drug & Cosmetic Act, or an approved pre-market approval application, or PMA. By granting 510(k) clearance, the FDA indicates agreement with an applicant’s determination that the product for which clearance has been sought is substantially equivalent to medical devices that were on the market prior to 1976 or have subsequently received clearance. The process of obtaining 510(k) clearance typically takes approximately two to three months. To date, we have not been required to file any PMAs and all of our products have received 510(k) clearance. In addition, foreign regulatory agencies also require similar pre-market clearance or registration before our products can be marketed or offered for sale in their countries. Any delays, or failures, in obtaining such clearances may result in lost sales.

In addition, the FDA requires us and our key medical device suppliers to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, shipping and servicing of our products. The FDA enforces the QSR through periodic inspections; the FDA inspected our manufacturing facility in September 2003. In addition, the British Standards Institution has performed several management systems assessments of our manufacturing processes. These inspections resulted in observations to which we submitted responses, and we believe these responses have been accepted by those agencies. Any failure to take corrective action in response to a QSR inspection could force a shutdown of our manufacturing operations, and a recall of, or field action relating to, our products. Also, in August 2001, the FDA classified as a class II field action a May 2000 software upgrade we issued to correct an error in an algorithm contained in one of our products. In September 2000, we provided purchasers of our products with a software upgrade to correct this error, and at the FDA’s request, we recently sent letters to these purchasers again to provide them with a final opportunity to upgrade the software at no charge. We expect that when this action is completed, we will receive final written closure from the FDA on this matter.

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

With the exception of the fiscal quarter ended December 31, 2002, we have incurred net losses in each quarter since we commenced operations. As of September 30, 2003, we had an accumulated deficit of approximately $89.7 million. Although we incurred a loss in the fiscal quarter and nine months ended September 30, 2003, we expect to achieve one or more profitable quarters within the next several quarters. Even if we do achieve one or more profitable quarters, however, we may be unable to sustain or increase future profitability on a quarterly or annual basis. Additionally, our losses may increase if we cannot increase or sustain our revenue. With the exception of the fiscal quarter ended December 31, 2002, our revenue from product sales has been insufficient to cover our expenses. We expect that our operating expenses will increase in the foreseeable future as we expand our sales and marketing infrastructure, our administrative support and possibly our product development activities. Our expansion efforts, to be successful, may require more funding than we currently anticipate. Accordingly, we will need to generate significant additional revenue in the future before we will be able to sustain or increase profitability. If we cannot generate such revenue, we may never be profitable. If we fail to achieve sustained profitability, the market price for our common stock will likely fall.

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

We currently depend on foreign distributors to help promote market acceptance and demand for our products in countries in which we do not have a direct sales force. For example, sales to our distributor in Japan, Olympus, represented 10% of our revenue in 2002, but only 1% of our revenue in the nine months ended September 30, 2003. Foreign distributors that are in the business of distributing other medical products may not devote the resources and support required within these countries to generate awareness of our products and grow or maintain product sales. If these distributors are unwilling or unable to market and sell our products, we could experience delayed or reduced market acceptance and sales of our products outside the United States.

In Japan, we have not achieved revenue growth the past two fiscal years. In late 2002, we examined the market for our product and confirmed a significant market opportunity that was not being realized by Olympus and their dealer network. In an effort to develop this market opportunity, we have been working on securing additional distribution relationships in Japan. The Olympus organization has undergone significant organizational changes, which have affected its ability to provide sufficient sales and marketing focus on our products. We have also begun the process of obtaining product licenses in SonoSite’s name, which will enable us to work with distributors in Japan other than Olympus. As a result, this transition has resulted in a significant reduction in revenue from Japan in fiscal 2003 compared with fiscal 2002.

Our lack of customer purchase commitments and our limited order backlog make it difficult to predict sales and plan manufacturing requirements, which can lead to lower revenue, higher expenses and reduced margins.

We do not generally have volume purchase commitments with our customers, who typically order products on a purchase order basis. In limited circumstances, customer orders may be cancelled, changed or delayed on short notice. Lack of significant order backlog or a significant recurring revenue stream makes it difficult for us to forecast future sales with certainty. Varying sales cycles with our customers make it difficult to accurately forecast component and product requirements. These factors expose us to a number of risks:

•	If we overestimate our requirements, we may be obligated to purchase more components or third-party products than is required;

•	If we underestimate our requirements, our third-party manufacturers and suppliers may have an inadequate product or product component inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenue;

•	We may also experience shortages of product components from time to time, which also could delay the manufacturing of our products; and

•	Over or under production can lead to higher expenses, lower than anticipated revenue, and reduced margins.

Our creation, maintenance and expansion of direct sales and distribution operations will require a significant investment of our financial and management resources and may fail to generate a substantial increase in sales.

We have historically relied on third-party distributors to sell our products in Europe and Asia. In 2001, we commenced operations in the United Kingdom and France, and in 2002, we commenced operations in Germany and Spain to sell our products directly in each of those countries. In 2003, we entered into a joint venture with a partner in China to sell our products there. We recently hired a vice president for international sales and, as a result, we expect our foreign direct sales operations to grow. Establishing, maintaining and expanding these operations will require us to:

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

Our movement into Europe and Asia has required, and will continue to require, substantial financial and management resources. The costs of this expansion are unpredictable, difficult to control and may exceed budgeted amounts. We have experienced some operating challenges with our European operations. In Germany, recent health care reform caused hospital administrators to delay capital equipment purchases as they evaluate the impact of the new system. Although revenue from Germany increased in 2003 compared to 2002, this delay has negatively impacted our sales expectations in Germany in 2003 and is expected to have a negative impact on our sales expectations for the balance of 2003. In France and Spain, we have experienced challenges related to the performance of certain sales representatives. Despite our expenditures and efforts, we may not generate a substantial increase in European or Asian revenue, which would impair our operating results.

Our foreign revenue is subject to currency fluctuation and other risks associated with doing business outside the United States.

The percentage of our revenue originating outside the United States equaled 42% in fiscal 2002 and 36% in the nine months ended September 30, 2003. Of this foreign revenue, approximately 25% originated in Japan in fiscal 2002 and 3% in the nine months ended September 30, 2003. Our revenue from international sales may be adversely affected by any of the following risks:

•	currency rate fluctuations;

•	adverse political or economic conditions;

•	reduced protection for intellectual property rights;

•	longer receivables collection periods and greater difficulty in receivables collection;

•	localizing products for foreign markets; and

•	compliance with export laws, including license requirements, trade restrictions and tariff increases.

As of September 30, 2003, 43% of our outstanding accounts receivable balance was from international customers. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk. For example, due to economic events in Argentina, including the decision to allow the Argentine peso to float against the U.S. dollar, we wrote off $400,000 of our Argentine receivables in 2002, for which we had already established an allowance.

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

We currently hold 16 patents relating to our technology. A number of other patents are pending in the United States and in foreign jurisdictions. Additionally, we have a license from our former parent, ATL, to use certain ATL technology and ATL technological developments in our point-of-care products. This license was exclusive through April 5, 2003, and became nonexclusive after that date. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to, and the distribution of, our product designs, documentation and other proprietary information, as well as the designs, documentation and other information that we license from others.

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

We may become involved in the defense and prosecution, if necessary, of intellectual property suits, patent interferences, opposition proceedings and other administrative proceedings. For example, on July 24, 2001, Neutrino Development Corporation filed a complaint against us in U.S. District Court, Southern District of Texas, Houston Division, alleging infringement of U.S. Patent 6,221,021, or the ‘021 patent, by SonoSite as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180 PLUS, SonoHeart and SonoHeart PLUS devices. The complaint asserts claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorney’s fees and costs, and pre- and post-judgment interest. On August 14, 2001, we filed an answer asserting affirmative defenses of non-infringement and patent invalidity, and included a counterclaim seeking a declaratory judgment of non-infringement and invalidity regarding Neutrino’s patent. On October 4, 2001, the court denied a request by Neutrino for preliminary injunctive relief to prevent us from manufacturing and selling our products pending the ultimate disposition of the litigation. On February 20, 2002, in what is known as a “Markman” hearing, the parties presented their arguments regarding the proper construction of Neutrino’s patent claims.

On August 20, 2003, the U.S. District Court in the Southern District of Texas issued a decision interpreting certain terms used in the ‘021 patent. This decision does not discuss whether the patent is valid or whether the patent would apply to any of SonoSite’s products. In the order, the court, in resolving disputed terms in the Markman hearing, adopted SonoSite’s construction of the term “a portable body designed to be hand held”, and adopted Neutrino’s construction of the terms “the moveably connected transducer mounting assembly” and “ultrasound emitter”. The court denied SonoSite’s motion for summary judgment. SonoSite subsequently filed a new summary judgment motion using the court’s construction of the claim language that the ‘021 patent is invalid based on prior art. Neutrino has filed a summary judgment motion based on its allegations of infringement.

SonoSite also has asked the Texas court to stay proceedings in Neutrino’s suit filed in the Middle District of Florida against a former SonoSite distributor alleging that the sale of SonoSite’s products by such distributor infringes the ‘021 patent, and to enjoin Neutrino from filing similar suits against other sellers of SonoSite products. Neutrino had previously filed such a suit in the Middle District of Tennessee against another medical device distributor for selling a SonoSite product. That Tennessee case has been dismissed based on a final judgment and permanent injunction filed a month after the case was filed. The Tennessee judgment has no effect on the Texas proceedings.

We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in this matter. If we are not successful in our defense of these claims, we could be forced to modify or discontinue selling our products or enter royalty or licensing agreements, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition. Sales of the allegedly infringing products represented the majority of our revenue for the three and nine month periods ended September 30, 2003 and 2002.

SonoSite does not consider a negative litigation outcome to be probable and has not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, SonoSite will assess the potential liability related to its pending litigation. SonoSite will record accruals for losses if and when SonoSite determines the negative outcome of such matters to be probable and reasonably estimable. SonoSite’s estimates regarding such losses could differ from actual results. Revisions in SonoSite’s estimates of the potential liability could materially impact SonoSite’s results of operations and financial position.

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

As of September 30, 2003, our executive officers, directors and affiliated entities together beneficially owned approximately 5.6% of the outstanding shares of our common stock. Based on currently available information, seven other shareholders owned in the aggregate approximately 49.1% of the outstanding shares of our common stock. Among these shareholders, the State of Wisconsin Investment Board, or SWIB, owned approximately 13.3% of the outstanding shares of our common stock and WM Advisors owned approximately 9.4%. As a result, these shareholders or any other concentrated owner may be able to exert significant influence over all matters requiring shareholder approval, including the election of directors, matters relating to the attraction and retention of employees, such as stock option plans, and approval of significant corporate transactions that could include certain matters relating to future financing arrangements and unsolicited tender offers. This concentration of ownership may delay, deter or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock, which could result in a decline in our stock price.

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

If we incur a tax liability in connection with our spin-off from ATL, we would be required to pay a potentially significant expense, which would diminish our financial resources.

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

As of September 30, 2003, our portfolio consisted of $34.2 million of interest-bearing debt securities with maturities of less than one year and $14.3 million of interest-bearing debt securities with maturities of more than one year. Our intent is to hold these securities until maturity, but we have classified them as available-for-sale in the event of unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for the remainder of 2003 from a hypothetical 10% increase in market interest rates would not have a material impact on the investment portfolio.

Foreign currency risk

Except for sales transacted by our wholly-owned subsidiaries, we transact all our sales in U.S. dollars, or USDs; therefore, the obligations of many of our international customers are in USDs. Our exposure to risk from fluctuations in foreign currencies relates primarily to the strengthening of the USD against the local currency of our international customers, which may impact our ability to collect amounts owed by our international customers.

As of September 30, 2003, 43% of our outstanding accounts receivable balance was from international customers, of which 46%, or approximately $3.9 million was denominated in a currency other than USDs. Total sales for the nine months ended September 30, 2003 denominated in a currency other than USDs were approximately $9.9 million, or 17% of total consolidated revenue. The British pound and the Euro represented the majority of financial transactions executed in a currency not denominated in USDs. A change in exchange rates compared to the USD of 10% would not have a significant impact on our statement of financial position or results of operations. Historically, the impact on us of changes in exchange rates compared to the USD has been insignificant. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk. In addition, we utilize letters of credit where they are warranted in order to mitigate our collection risk. As of September 30, 2003, we did not have any foreign currency hedging contracts.

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

Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2003, and they have concluded that our disclosure controls and procedures were effective.

Changes in internal controls

There were no significant changes in SonoSite’s internal controls over financial reporting or, to SonoSite’s knowledge, in other factors that could significantly affect SonoSite’s disclosure controls and procedures during the quarter ended September 30, 2003.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On July 24, 2001, Neutrino Development Corporation filed a complaint against us in U.S. District Court, Southern District of Texas, Houston Division, alleging infringement of U.S. Patent 6,221,021, or the ‘021 patent, by SonoSite as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180 PLUS, SonoHeart and SonoHeart PLUS devices. The complaint asserts claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorney’s fees and costs, and pre- and post-judgment interest. On August 14, 2001, we filed an answer asserting affirmative defenses of non-infringement and patent invalidity, and included a counterclaim seeking a declaratory judgment of non-infringement and invalidity regarding Neutrino’s patent. On October 4, 2001, the court denied a request by Neutrino for preliminary injunctive relief to prevent us from manufacturing and selling our products pending the ultimate disposition of the litigation. On February 20, 2002, in what is known as a “Markman” hearing, the parties presented their arguments regarding the proper construction of Neutrino’s patent claims.

On August 20, 2003, the U.S. District Court in the Southern District of Texas issued a decision interpreting certain terms used in the ‘021 patent. This decision does not discuss whether the patent is valid or whether the patent would apply to any of SonoSite’s products. In the order, the court, in resolving disputed terms in the Markman hearing, adopted SonoSite’s construction of the term “a portable body designed to be hand held”, and adopted Neutrino’s construction of the terms “the moveably connected transducer mounting assembly” and “ultrasound emitter”. The court denied SonoSite’s motion for summary judgment. SonoSite subsequently filed a new summary judgment motion using the court’s construction of the claim language that the ‘021 patent is invalid based on prior art. Neutrino has filed a summary judgment motion based on its allegations of infringement.

SonoSite also has asked the Texas court to stay proceedings in Neutrino’s suit filed in the Middle District of Florida against a former SonoSite distributor alleging that the sale of SonoSite’s products by such distributor infringes the ‘021 patent, and to enjoin Neutrino from filing similar suits against other sellers of SonoSite products. Neutrino had previously filed such a suit in the Middle District of Tennessee against another medical device distributor for selling a SonoSite product. That Tennessee case has been dismissed based on a final judgment and permanent injunction filed a month after the case was filed. The Tennessee judgment has no effect on the Texas proceedings.

We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in this matter. If we are not successful in our defense of these claims, we could be forced to modify or discontinue selling our products or enter royalty or licensing agreements, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition. Sales of the allegedly infringing products represented the majority of our revenue for the three and nine month periods ended September 30, 2003 and 2002.

SonoSite does not consider a negative litigation outcome to be probable and has not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, SonoSite will assess the potential liability related to its pending litigation. SonoSite will record accruals for losses if and when SonoSite determines the negative outcome of such matters to be probable and reasonably estimable. SonoSite’s estimates regarding such losses could differ from actual results. Revisions in SonoSite’s estimates of the potential liability could materially impact SonoSite’s results of operations and financial position.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

4.4(A)	Amendment to Rights Agreement, dated as of August 25, 2003, by and between SonoSite, Inc. and EquiServe Trust Company, N.A., the successor in interest to First Chicago Trust Company
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(A) Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 26, 2003 (SEC File No. 000-23791).

(b) Reports on Form 8-K

On July 31, 2003, we filed a Current Report on Form 8-K, dated July 31, 2003, (a) furnishing under Item 12 thereof the results of our operations for the quarter ended June 30, 2003 and (b) filing as exhibits under Item 7 thereof the related press release dated July 31, 2003.

On August 26, 2003, we filed a Current Report on Form 8-K, dated August 25, 2003, (a) reporting under Item 5 thereof that our Rights Agreement was amended and (b) filing as an exhibit under Item 7 thereof a copy of the Amendment to Rights Agreement.

On September 5, 2003 we filed a Current Report on Form 8-K, dated September 4, 2003, reporting under Item 5 thereof a decision interpreting certain terms used in the patent that is the subject of litigation between Neutrino Development Corporation and SonoSite, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOSITE, INC. (Registrant)

Dated: November 11, 2003	By:	/s/ MICHAEL J. SCHUH

Michael J. Schuh Vice President-Finance, Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

4.4(A)	Amendment to Rights Agreement, dated as of August 25, 2003, by and between SonoSite, Inc. and EquiServe Trust Company, N.A., the successor in interest to First Chicago Trust Company

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(A) Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 26, 2003 (SEC File No. 000-23791).