Form 10-K
period 2003-12-31
SONOSITE INC
filed 2004-03-15
CIK 1055355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to .
Commission file no. 0-23791

SONOSITE, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1405022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
21919 30th Drive S.E. Bothell, WA 98021-3904 (425) 951-1200 (Address and telephone number of registrant’s principal executive offices)

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

          The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sale price of the registrant’s Common Stock on June 30, 2003 as reported on the Nasdaq National Market, was $247,535,054.

          As of March 5, 2004, there were 14,668,784 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in 2004, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SONOSITE, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

Trademarks

          SonoSite®, the stylized SonoSite logo, iLook®, SonoHeart®, SonoKnowledge®, SiteStand®, SitePack® and SiteCharge® are all registered trademarks of SonoSite, Inc.  TITAN™, SonoSite 180PLUS™, OnSite™ and The Imaging Physical™ are trademarks of SonoSite, Inc. All other brand names, trademarks or service marks referred to in this report are the property of their owners.

PART I

          Our disclosure and analysis in this report and in our 2003 Annual Report to shareholders, of which this report is a part, contain forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

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

ITEM 1. BUSINESS

Overview

          We are a leading worldwide developer of high-performance, hand-carried ultrasound imaging systems for use in a variety of clinical applications and settings. Our proprietary technologies have enabled us to design hand-carried diagnostic ultrasound systems that combine all-digital, high-resolution imaging with advanced features and capabilities traditionally found on cart-based ultrasound systems. We believe that the mobility, high clinical utility, durability, ease of use and cost-effectiveness of our products are expanding existing markets and will create new markets for ultrasound imaging by bringing ultrasound out of the imaging center to other clinical settings and to the point-of-care such as the patient’s bedside or the physician’s examining table.

          The size and complexity of traditional cart-based ultrasound systems typically require a physician or highly trained clinician to perform the examination in a centralized imaging department, such as a hospital’s radiology department. By providing ultrasound at the primary point-of-care, our easy-to-use systems can eliminate delays associated with the referral process and enable physicians to use ultrasound more frequently and in a wider variety of clinical settings. This increased accessibility creates the potential for enhanced patient care through earlier diagnosis of diseases and conditions.

          Our products are used for imaging in a variety of medical specialties, such as radiology, obstetrics and gynecology, emergency medicine, surgery, cardiology, internal medicine and vascular medicine. Our current products include the SonoSite TITAN™ system, for general imaging and cardiology applications, the SonoSite 180PLUS™ system, for general ultrasound imaging, and the SonoHeart ELITE, specifically configured for cardiovascular applications. The iLook 25 imaging tool is designed to provide visual guidance for physicians and nurses while performing vascular access procedures and the iLook 15 imaging tool is designed to provide visual imaging of the chest and abdomen for physicians and nurses while performing other procedures and examinations. Our TITAN, SonoSite 180PLUS and SonoHeart ELITE products are used together with any of our transducers that are designed for specific clinical applications. Our iLook products each have a single transducer for specific clinical applications. We first shipped our newest product, the SonoSite TITAN, in June 2003.

          We were formerly a division of ATL Ultrasound, Inc., or ATL. On April 6, 1998, we were spun-off as an independent, publicly owned Washington corporation to further the development and commercialization of high-performance, hand-carried ultrasound imaging systems. ATL retained no ownership in us following the spin-off. We entered into a technology transfer and license agreement with ATL pursuant to which we took ownership of certain ultrasound technology developed as part of a government grant and also patent rights, which had been established or were being pursued for that technology.  As part of this agreement, we also entered into a cross-license whereby we had the exclusive right to use certain ATL technology existing on April 6, 1998 or developed by ATL during the three-year period following April 6, 1998 in ultrasound systems weighing 15 pounds or less, and ATL had the exclusive right to use our technology existing on April 6, 1998 or developed by us during the same three-year period in ultrasound systems weighing more than 15 pounds. On April 6, 2003, this cross-license became nonexclusive and, except for the patented technology of each party, now extends to all ultrasound systems regardless of weight. We sold our first products in September 1999.

Industry Background

          Ultrasound emerged as a safe and noninvasive method to provide real-time, dynamic images for medical, soft-tissue imaging purposes in the late 1950s. Initially, ultrasound was used to assess the general shape, size and structure of internal soft tissues and organs. As ultrasound technology evolved, leading to improved functionality and image quality, ultrasound imaging expanded as a diagnostic tool in radiology, obstetrics and gynecology and cardiology. In recent years, technological advances have greatly improved the image quality of ultrasound systems and substantially increased their diagnostic utility, encouraging growth in ultrasound procedure volume. Our products enable high-performance ultrasound imaging by traditional users in the clinic and at the point-of-care and expand hand-carried ultrasound to emergency medicine, surgery and vascular medicine. Prior to our products’ availability, however, high quality images could be produced only by physicians or highly trained clinicians using heavier and more expensive traditional cart-based ultrasound imaging systems.

          Ultrasound uses low power, high frequency sound waves to provide noninvasive, real-time images of the body’s soft tissue, organs and blood flow. Ultrasound can be cost effective by eliminating the need for more invasive and expensive procedures and allowing for earlier diagnosis of diseases and conditions. To generate an ultrasound image, a clinician places the transducer on the skin or in a body cavity near the targeted area. Tissues and bodily fluids reflect the sound waves emitted by the transducer, which also receives these reflections. Based on these reflections, the ultrasound system’s beamformer measures and organizes the sound waves and produces an image for visual examination, using digital or analog signal processing or a combination of the two. Digital signal processing technology, such as that used by our products, allows an ultrasound system to obtain and process greater amounts of information. Accordingly, digital ultrasound systems produce higher resolution images than analog and hybrid analog/digital ultrasound machines.

          Standard ultrasound imaging produces a two-dimensional image that physicians use to diagnose and monitor disease states and conditions by analyzing the relative shading and texture of tissues and organs. This is known as grayscale imaging or two-dimensional imaging. Color Doppler technology expands standard ultrasound imaging by generating a colorized image showing the presence, direction and velocity of blood flow through the body, including the chambers and valves of the heart.

Our Markets

          According to a study published by Klein Biomedical Consultants, Inc. for 2003, the worldwide ultrasound market is approximately $3.5 billion.  Radiology or general imaging is the largest clinical segment and accounts for approximately 40% of this market.  Cardiology and obstetrics/gynecology account for approximately 25% and 20%, respectively.  Vascular medicine and other applications account for the remaining 15%.  The U.S. market represents approximately 35% of the total $3.5 billion worldwide market.  Another important clinical segment identified as shared services exists within the international market.  This market is comprised of systems configured to perform both radiology and cardiology examinations and accounts for approximately 20% of the international market, or an estimated $460 million.  We believe that lower cost, high-performance hand-carried systems, such as ours, will increasingly be used to replace higher-priced cart-based ultrasound systems for existing users as well as to accelerate the proliferation of ultrasound to new users.

          In 2003, for the first time, industry analysts began to separately track the market for hand-carried ultrasound (HCU).  According to 2003 estimates from Klein Biomedical Consultants, Inc. and Frost & Sullivan, SonoSite is recognized as the leader of this new HCU market that is considered to be the fastest growing segment of the worldwide market.  HCU products are defined as approximately laptop size weighing 10 pounds or less.  Worldwide sales of HCU products have grown from approximately $10 million in 1999, when SonoSite began shipping the first HCU products to estimated sales of $160 million in 2003.  In 2003, the United States accounted for over half of these sales, Europe for approximately 20%, and Japan for 15%.  Assuming the growth rate for the HCU market internationally is similar to that estimated by Frost & Sullivan for the U.S. in their 2003 published study, we expect the HCU worldwide market to reach $550 million by 2010.  Although some of this growth may come at the expense of cart-based systems, we believe the majority of the growth will come from new clinical applications and new users of ultrasound due to the mobility and ease-of-use of HCU products.  HCU is making possible new clinical uses of ultrasound in settings such as the physician’s office, the emergency room and the surgical suite where the size, weight and complexity of cart-based systems made them difficult to use.

          We see our clinical market opportunities in three major sectors – mobile diagnostic, visual procedure assist and the Imaging Physical™.  The mobile diagnostic market accounted for approximately 80% of the HCU market in 2003 and includes the use of HCU for diagnostic examinations in radiology, cardiology, obstetrics/gynecology and vascular applications.  It also includes emerging applications such as emergency medicine and surgery.  Visual procedures accounted for approximately 20% of this market and consist of using ultrasound to guide medical interventions such as biopsies or line insertions in the operating room, critical care unit or physician’s office.  The third category, the Imaging Physical, is a market that is beginning to evolve.  The Imaging Physical involves the use of ultrasound in the routine physical examination to screen for the early detection of disease.  With an estimated 225,000 primary care physicians in the U.S., we believe that the imaging physical sector represents a significant additional market opportunity for SonoSite.

Our Strategy

          Our goal is to lead in the design, development and commercialization of high-performance, hand-carried ultrasound imaging systems. Our strategy to reach that goal consists of the following key elements:

          •     Build upon and maintain product and technology leadership. We believe our products represent the most advanced technology in high-performance, hand-carried ultrasound systems. We are committed to continuing to build upon this technological advantage by continuing to enhance our existing products and to create new ones. As of December 31, 2003, we employed over 50 people in research and development. Since our inception, we have introduced two generations of ASIC, or application specific integrated circuit, technology, which have improved performance and expanded diagnostic capabilities. We are working on our third generation of ASIC technology, which will allow us to provide products customized for specific clinical applications.

          •     Maximize the productivity of our direct sales force in the U.S. and key international markets. As of December 31, 2003, we employed approximately 60 direct sales representatives in the United States, United Kingdom, France, Germany and Spain. We expect to grow this team over the next 12 months and recently announced plans to open subsidiaries in Japan, Australia and Canada. We also employ clinical application specialists who, by assuming responsibility for product demonstrations and customer support, have enabled our sales representatives to improve their efficiency. To further enhance the productivity of our direct sales force, we will continue to:

                 • invest in training and educating our sales force;
                 • expand our direct sales and clinical application specialist staff; and
                 • expand our corporate account relationships.

          •     Improve and expand our sales distribution channels. Outside of our core markets, we have also sold products to many other clinical segments and countries. We believe that these other markets offer opportunity for growth but will require enhancements to our sales distribution channels. Specifically, we intend to expand our tele-sales capability, enter into new third party distributor arrangements and explore strategic partnerships to develop new markets within ultrasound or with ultrasound-dependent technologies. We will also explore establishing sales offices in other key international markets.

          •     Expand into new clinical markets. We believe that the mobility, high quality and cost effectiveness of our products will result in the creation of new clinical markets for us. We are bringing ultrasound out of the imaging center directly to the patient at the primary point-of-care, such as the emergency room, the physician’s office and other nontraditional ultrasound settings. We anticipate the development of an imaging physical—the use of ultrasound imaging in routine physical examinations. We believe that these new users and new applications of ultrasound offer us a significant potential for growth.

          •     Raise market awareness of the SonoSite platform and brand name. We will continue to invest to build the SonoSite name into a global brand synonymous with high-performance, hand-carried ultrasound imaging. Our products are relative newcomers to the ultrasound market, the first having been introduced in September 1999. To raise market awareness of our brand and our technology, we intend to:

                 • focus marketing efforts by clinical segment;
                 • implement targeted local marketing efforts;
                 • market to potential new users by promoting innovative uses and clinical applications of ultrasound; and
                 • expand training and education offerings.

Our Products

          We offer five types of hand-carried ultrasound imaging systems: the SonoSite TITAN, the 180PLUS, the SonoHeart ELITE, the iLook 15 and the iLook 25. All SonoSite ultrasound systems consist of a digital beamformer, integrated color display, control panel, including navigational trackpad (TITAN), trackball (180PLUS and ELITE) or D-controller (iLook), alphanumeric keyboard and measurements. Each of the five SonoSite systems supports image storage, image documentation to video printer or VCR and direct personal computer connectivity. The following is a summary of our five ultrasound imaging products and their major features:

•

SonoSite TITAN:   The TITAN system, first shipped in June 2003, is our newest product and represents our second generation of digital technology. The TITAN system combines the high performance of cart-based systems with the speed, flexibility and durability of mobile ultrasound devices. The TITAN can be used for stationary applications in its Mobile Docking Station (MDS), which supports connectivity to hospital PACS and HIS systems, multiple transducer connections and on-board documentation devices, yet the modular design of the TITAN system enables it to be taken out of the MDS to rapidly deliver imaging at the point-of-care. The modularity of the TITAN system enables the user to easily and economically expand or upgrade to new features through a standard flashcard or interchangeable hardware. The following features are offered:

	•	two dimensional, or B-mode, imaging, allowing real-time two-dimensional visualization of anatomic structures within the body;
	•	M-mode imaging, providing a display of depth versus time. M-mode is particularly useful for evaluation of fast-moving structures, such as valves within the heart;
•

pulsed wave, or PW, Doppler imaging. PW Doppler imaging uses short, pulsing bursts of ultrasound waves to provide a quantitative assessment of the velocity of blood flow. The name of the technology refers to the Doppler effect, which is an apparent change in the frequency of the reflected ultrasound wave due to the relative motion between the reflector and transducer;

•

continuous wave, or CW, Doppler imaging. CW Doppler imaging uses continuous, reflected ultrasound waves to provide a quantitative assessment of the velocity of blood flow. CW Doppler, because it relies on a continuous stream of information, enables assessments of blood flow moving at speeds higher than PW Doppler is capable of assessing; (planned released is June 2004)

	•	velocity based color Doppler. Color Doppler is traditionally used to allow the user to visualize blood flow within blood vessels or chambers of the heart; (planned released is June 2004)
•

basic electrocardiogram, or ECG, capability. When visualizing the heart, it is often useful to visualize basic relationships between cardiac motion and cardiac electrical activity. ECG provides this capability; (planned released is June 2004)

	•	color power Doppler and directional color power Doppler, allowing two-dimensional visualization of blood flow patterns;
	•	tissue harmonic imaging, or THI, a signal processing technique providing enhanced image quality by using high frequency information to enhance image resolution;
	•	split screen capabilities for side imaging or duplex Doppler;
	•	image documentation capabilities, including connection to video printers or VCRs, and DICOM compliance for use with PACS print and storage capabilities; and
	•	measurement tools and clinical analysis packages

•	SonoSite 180PLUS. The SonoSite 180PLUS is a point-of-care ultrasound system for general diagnostic imaging and offers the following major features:
	•	two dimensional, or B-mode, imaging, allowing real-time two-dimensional visualization of anatomic structures within the body;

	•		M-mode imaging, providing a display of depth versus time. M-mode is particularly useful for evaluation of fast-moving structures, such as valves within the heart;
•

pulsed wave, or PW, Doppler imaging. PW Doppler imaging uses short, pulsing bursts of ultrasound waves to provide a quantitative assessment of the velocity of blood flow. The name of the technology refers to the Doppler effect, which is an apparent change in the frequency of the reflected ultrasound wave due to the relative motion between the reflector and transducer;

	•		color power Doppler and directional color power Doppler, allowing two-dimensional visualization of blood flow patterns;
	•		ability to store up to 119 images for off-line printing and review;
	•		image documentation capabilities, including connection to printers or VCRs and downloading to personal computers;
	•		tissue harmonic imaging, or THI, a signal processing technique providing enhanced image quality by using high frequency information to enhance image resolution; and
•

basic electrocardiogram, or ECG, capability. When visualizing the heart, it is often useful to visualize basic relationships between cardiac motion and cardiac electrical activity. ECG provides this capability.

•

SonoHeart ELITE.    The SonoHeart ELITE is a point-of-care ultrasound system intended for use by cardiologists and other healthcare providers in the cardiology market. The SonoHeart ELITE has all the product features of the SonoSite 180PLUS, as well as the following:

•

continuous wave, or CW, Doppler imaging. CW Doppler imaging uses continuous, reflected ultrasound waves to provide a quantitative assessment of the velocity of blood flow. CW Doppler, because it relies on a continuous stream of information, enables assessments of blood flow moving at speeds higher than PW Doppler is capable of assessing.

•	ILook 15. The iLook 15, with its fixed curved array transducer, provides imaging for focused abdominal and cardiac applications.

•	ILook 25. The iLook 25, with its fixed linear transducer, provides superb image quality of a patient’s vessels to aid in vascular access applications.

Both of these iLook products, which each weigh approximately three pounds, offer the following:

		•	a touch screen for data input;
		•	a single point-to-point measurement tool;
		•	ability to store over 70 images for off-line printing and review;
		•	cine loop retains images for frame-by-frame review;
		•	connectivity to a PC or video printer for image download through a docking station;
		•	2D and color power Doppler; and
		•	The iLook 15 offers directional color power Doppler and harmonic imaging.

The TITAN, 180PLUS and SonoHeart ELITE utilize seven transducers which are designed for use in the following clinical applications:

		•	general abdominal and obstetrics imaging;
		•	intracavitary (gynecologic, urologic) ultrasound imaging;
		•	neonatal, vascular and pediatric imaging;
		•	cardiac, thoracic and abdominal imaging, including trauma assessment;
		•	breast, musculoskeletal, vascular, interventional and small-parts imaging;
		•	intraoperative and superficial vascular imaging; and
		•	veterinarian applications (musculosketetal, obstetric, gynecologic, cardiovascular and general imaging).

We also offer the following related accessories and educational programs:

•

Accessories.    We offer a wide selection of accessories for our products.  These include mobile docking stations, multiple transducer connections, image transfer and management software, printers, VCRs, auxiliary monitors, storage devices, carrying cases and disposable supplies.

•

Specialized training and education.    SonoSite has partnered with numerous medical societies and other recognized experts in ultrasound education to provide courses for SonoSite customers.  These educational offerings include traditional educational courses, including Imported Courses which are CME events held at the customer’s location, traditional enduring materials, including books and CDs, and Site Visits, which allow SonoSite customers to visit with renowned experts.  SonoSite also pioneered the development of OnSite™ skill transfer workshops, which use registered sonographers to help customers improve their scanning techniques in the customer’s location. In addition, as we develop new and emerging markets, we plan to continue to support the development of accredited and market specific training materials, produced by leaders in ultrasound education.

Sales and Marketing

          Initially, we sold and marketed our products through third-party medical product distributors worldwide. Currently, we have moved to a direct sales model in the United States, the United Kingdom, France, Germany and Spain. In 2004, we plan to establish direct sales operations in Japan, Canada, and Australia. We rely on third-party distributors in those markets where we do not have a direct sales staff.

          In the United States, we have complemented our direct sales efforts by entering into group purchasing agreements with major healthcare group purchasing organizations, or GPOs. Typically, a GPO negotiates with medical suppliers, such as us, on behalf of the GPO’s member healthcare facilities, providing such members with uniform pricing and terms and conditions. In exchange, the GPO identifies us as a preferred supplier for its members. Member facilities participating in the GPO’s purchasing program can consist of hospitals, medical group practices, nursing homes, surgery centers, managed care organizations, long term care facilities, clinics and integrated delivery networks. Currently, we have GPO supply agreements with AmeriNet, Inc., Novation, LLC, Premier, Inc., Broadlane, Inc. (includes Kaiser Permanente, Tenet Healthcare and others) and Consorta, Inc.

          In the United Kingdom, we have a supply agreement with the Purchasing and Supply Agency of the National Health Service, or NHS, which contracts on a national basis for products and services purchased by the NHS.

          We derived approximately $52.4 million, or 62%, of our revenue from domestic sales in 2003. This compares to approximately $42.6 million, or 58%, and approximately $23.8 million, or 52%, in 2002 and 2001.

          We derived approximately $32.4 million, or 38%, of our revenue from international sales in 2003. This compares to approximately $30.4 million, or 42%, and approximately $21.9 million, or 48%, in 2002 and 2001. Japan accounted for approximately $1.6 million, or 1.9%, of our revenue in 2003. This compares to approximately $7.5 million, or 10%, and approximately $7.8 million, or 17%, in 2002 and 2001. No single customer or distributor accounted for more than 10% of our revenue in 2003. We attribute revenue to a foreign country based on the location to which we ship our products. However, products sold to the U.S. government but deployed in a foreign country are attributed to domestic revenue. For information regarding revenues and long-lived assets by geography, please refer to note 13 to our consolidated financial statements.

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

          We have one reporting segment.  For information regarding revenues from external customers, profits and total assets for each of our last three fiscal years, please refer to our consolidated financial statements.

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

          We are committed to developing and protecting our intellectual property and, where appropriate, file patent applications to protect our technology. We hold 17 U.S. patents relating to various aspects of our products, including the weight of digital beamformers, beamforming capabilities, digital conversion circuitry, transceiver circuitry and circuit integration. We hold two foreign patents relating to our products, and we currently have numerous patent applications pending both in the U.S. and abroad. We consider all of our patents to be significant to our business.

          We license ultrasound technology from our former parent, ATL, under a Technology Transfer and License Agreement executed at the time of our spin-off as a public company. Under that agreement, we took ownership of certain ultrasound technology developed as part of a government grant and also patent rights, which had been established or were being pursued for that technology. As part of this agreement, we also entered into a cross-license whereby we had the exclusive right to use certain ATL technology existing on April 6, 1998 or developed by ATL during the three-year period following April 6, 1998 in ultrasound systems weighing 15 pounds or less, and ATL had the exclusive right to use our technology existing on April 6, 1998 or developed by us during the same three-year period in ultrasound systems weighing more than 15 pounds. On April 6, 2003, this cross-license became nonexclusive and, except for the patented technology of each party, now extends to all ultrasound systems regardless of weight.

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

          On August 20, 2003, the U.S. District Court in the Southern District of Texas issued a decision interpreting certain terms used in the ‘021 patent. This decision does not discuss whether the patent is valid or whether the patent would apply to any of our products. In the order, the court, in resolving disputed terms in the Markman hearing, adopted our construction of the term “a portable body designed to be hand held”, and adopted Neutrino’s construction of the terms “the moveably connected transducer mounting assembly” and “ultrasound emitter”. The court denied our motion for summary judgment.  We subsequently filed a new summary judgment motion using the court’s construction of the claim language that the ‘021 patent is invalid based on prior art. Neutrino has filed a summary judgment motion based on its allegations of infringement.

          We also have asked the Texas court to stay proceedings in Neutrino’s suit filed in the Middle District of Florida on August 19, 2003 against a former SonoSite distributor alleging that the sale of SonoSite’s products by such distributor infringes the ‘021 patent, and to enjoin Neutrino from filing similar suits against other sellers of SonoSite products. Neutrino had previously filed such a suit in the Middle District of Tennessee against another medical device distributor for selling a SonoSite product. That Tennessee case has been dismissed based on a final judgment and permanent injunction filed a month after the case was filed. The Tennessee judgment has no effect on the Texas proceedings. In the Florida action, we have filed a motion to stay the proceedings in the Florida court pending a final resolution of the patent suit in Texas. We have also filed a motion to strike certain counts of Neutrino’s complaint.

          We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in these matters. If we are not successful in our defense of these claims, we could be forced to modify or discontinue selling our products or may enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represented the majority of our revenue for the years ended December 31, 2003, 2002 and 2001.

          We do not consider a negative litigation outcome to be probable and have not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to its pending litigation. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations, financial position and cash flow.

Competition

          We currently face competition from companies that manufacture cart-based and portable ultrasound systems. The dominant competitors in this industry are GE Medical Systems, a unit of General Electric Company, Siemens AG and Philips Medical Systems, a unit of Koninklijke Philips Electronics, N.V. that acquired two other competitors, Agilent Healthcare Solutions Group and ATL, our former parent company. In addition, as the market for high-performance, hand-carried ultrasound systems develops, we expect competition to increase as potential and existing competitors enter the hand-carried market or modify their existing products to more closely approximate the combined portability, quality, performance and cost of our products. Our current competitors in the point-of-care market include GE Medical Systems, Agilent/Philips Medical Systems, Biosound Esaote, Inc., Medison America Inc., a subsidiary of Medison Company, Ltd., and Terason, a division of TeraTech Corporation. Other potential entrants to the point-of-care market include ZONARE Medical Systems, Inc. (formerly Novasonics, Inc.).

Research and Development and Technology

          We currently employ over 50 people in research and development. In 2003, 2002 and 2001, expenses attributable to research and development for our business totaled $11.2 million, $12.1 million and $12.7 million. We believe our products represent the most advanced technology in high-performance, hand-carried ultrasound imaging systems. We believe our technology gives us a competitive advantage, and we are committed to maintaining this advantage by continuing to enhance our existing products and create new ones. Accordingly, we intend to maintain our research and development expenses at levels we believe necessary to maintain this competitive advantage.

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

Governmental Regulation

          The manufacture and sale of our products are subject to extensive regulation by numerous governmental authorities, principally the U.S. Food and Drug Administration, or FDA, as well as several other state and foreign agencies. The FDA requires that we obtain a pre-market notification clearance under Section 510(k) of the Federal Food, Drug & Cosmetic Act prior to introducing our products to the market. By granting 510(k) clearance, the FDA indicates agreement with an applicant’s determination that the product for which clearance has been sought is substantially equivalent to medical devices that were on the market prior to 1976 or have subsequently received clearance. The process of obtaining 510(k) clearance typically takes approximately two to three months. To date, all of our products have received 510(k) clearance. We believe that our future generation hand-carried ultrasound systems will also require only 510(k) clearance. Foreign regulatory agencies also require similar pre-market clearance or registration before our products can be marketed or offered for sale in their countries. Such foreign regulatory approvals may take up to 6-9 months to obtain. Any delays, or failures, in obtaining such clearances may result in lost sales and revenue.

          In August 2001, the FDA classified as a class II field action a May 2000 software upgrade we issued to correct an error in an algorithm contained in one of our products. In September 2000, we provided purchasers of our products with a software upgrade to correct this error, and at the FDA’s request, we recently sent two additional letters to these purchasers to provide them with a final opportunity to upgrade the software at no charge.  We expect that when this action is completed, we will receive final written closure from the FDA on this matter.

          Our products and our product components are also subject to various domestic and foreign manufacturing standards and electrical safety and emission standards, such as those of Underwriters Laboratories and the ISO 9001 standards, described below. We and our suppliers are subject to FDA regulations governing registration of manufacturing facilities and compliance with the FDA’s Quality System Regulations, or QSR. The FDA performs periodic on-site inspections to determine compliance with such regulations. The FDA inspected our manufacturing facility in September 2003. In addition, the British Standards Institution (BSI) performs periodic management systems assessments of our manufacturing processes. SonoSite also complied with the new Canadian Medical Device Regulation requirements for an independent audit in December 2002. We met the requirements defined in the Canadian Medical Device Conformity Assessment Scheme (CMDCAS) and BSI has issued a certification to these requirements. These inspections resulted in our submitting and implementing corrective action responses, and we believe those responses have been accepted by those agencies. We believe that we are currently in compliance with applicable QSR.

          Our regulatory compliance programs encompass verification of our compliance with international standards for medical device design, manufacture, installation and servicing, known as ISO 9001:1994, ISO 13485:1996 and EN 46001:1996 standards. On September 13, 1999, we received Conformite Europeenne, or CE, Marking approval, signifying European Certification to the international quality system standards and to the European Medical Device Directive, which encompass ISO 9001 standards. The Certification allows us to distribute the SonoSite 180, 180PLUS, SonoHeart, SonoHeart PLUS, SonoHeart ELITE, iLook 15, iLook 25 and TITAN systems to the 19 countries of the European Union and the European Free Trade Association. The FDA harmonized in June 1998 its QSR for the United States with ISO 9001 and EN 46001 standards.

          Compliance with the regulations of agencies, including the Environmental Protection Agency and the Occupational Safety and Health Administration, may require us to incur substantial costs and may delay or prevent the introduction of new or improved products. If we fail to comply with the laws and regulations pertaining to our business, we may be subject to fines, sanctions, including the temporary or permanent suspension of operations, product field actions, criminal prosecution and marketing restrictions.  Our third-party medical device manufacturers may also be subject to the same sanctions if they fail to comply with the laws and regulations, and, as a result, may fail to supply us with components required to manufacture our products.

          Our current products do not require any U.S. export control licenses in order to be sold overseas.

Service and Warranty

          Our typical warranty period is one year and is included with the original purchase of our ultrasound imaging systems.  The warranty liability is summarized as follows (in thousands):

	Balance at beginning of year	Charged to cost of revenue	Applied to liability	Balance at end of year

Year ended December 31, 2003	$331	$351	$(301)	$ 381
Year ended December 31, 2002	$281	$300	$(250)	$ 331

Employees

          As of December 31, 2003, we had approximately 340 employees, of which approximately 16% were engaged in research and product development, 23% in manufacturing, 49% in sales and marketing activities and the remaining 12% in administrative capacities, including executive, finance, legal, human resources, regulatory and information services and technology. Of these, approximately 290 are U.S. employees. There has never been a work stoppage and no employees are covered by collective bargaining agreements. We believe our employee relations are good.

Available Information

          We were incorporated in the state of Washington in July 1986 and were spun off from ATL as an independent, publicly owned company in April 1998. We make available, free of charge, on our website copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or Exchange Act, as soon as reasonably practicable after filing or furnishing the information to the Securities and Exchange Commission. The Internet address for the information is http://investor.sonosite.com/edgar.cfm. Our Code of Conduct, which is our written Code of Ethics under Section 406 of the Sarbanes-Oxley Act of 2002, is also available on our website.

Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price

If our products, including our new TITAN modular ultrasound system, do not gain market acceptance, we will fail to generate sufficient revenue to maintain our business.

          The market for high-performance, hand-carried ultrasound systems is relatively new and largely undeveloped.    We seek to sell our products to current users of ultrasound, as well as to physicians and other healthcare providers who do not currently use ultrasound.  The success of our products depends on their acceptance by the medical community, patients and third-party payers as medically useful, safe and cost-effective.

          In June 2003, we began shipping to customers our newest product, the SonoSite TITAN ultrasound system.  Sales of TITAN accounted for approximately 28% of our revenue for the year ended December 31, 2003.  The TITAN system has a modular design allowing both stationary and mobile usage and is based on the next generation of our proprietary ASIC, or application specific integrated circuit, technology.  Along with the point-of-care market, we have positioned the TITAN system to compete in the traditional stationary ultrasound cart market.

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

          In addition, as the market for high-performance, hand-carried ultrasound systems develops, we expect competition to increase as potential and existing competitors enter the point-of-care market or modify their existing products to more closely approximate the combined portability, quality, performance and cost of our products. Our current competitors in the point-of-care market include GE Medical Systems, Agilent/Philips Medical Systems, Biosound Esaote, Inc., Medison America Inc., a subsidiary of Medison Company, Ltd., and Terason, a division of TeraTech Corporation. Other potential entrants to the point-of-care market include ZONARE Medical Systems, Inc. (formerly Novasonics, Inc.). These competitors may develop highly portable or point-of-care ultrasound systems that offer the same or greater reliability and quality, perform greater or more useful functions, or are more cost-effective than our products. Some of these competitors may also be able to use their marketing resources to gain a competitive advantage by more effectively building brand awareness of their products. If we are unable to compete effectively with new entrants to the high-performance, hand-carried ultrasound market, we will be unable to generate sufficient revenue to maintain our business.

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

Changes in the health care industry could result in a reduction in the size of the market for our products or may require us to decrease the selling price for our products, each of which could have a negative impact on our financial performance.

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

          Market acceptance of our products depends in part on the extent to which our customers receive reimbursement for the use of our products from third party payers such as Medicare, Medicaid and private health insurers. Our customers generally have received reimbursement for ultrasound procedures performed using our products consistent with reimbursement criteria applicable to ultrasound procedures generally. The continuing efforts of third party payers to contain or reduce the costs of healthcare through various means may, however, result in unfavorable reimbursement policies or payments that would limit market acceptance of our products.

          Reimbursement policy has the potential to influence the adoption of our products in several ways.  Payment for specific ultrasound procedures could be greatly reduced or eliminated all together.  If that procedure was critical to the acceptance of our products in a given market segment, such a policy change could reduce the demand for our products in that particular market.

          Payment for ultrasound procedures when performed by specific types of health care providers could be restricted.  This too could depress demand in a particular market segment.  Such a policy change as well as the one previously mentioned would affect all ultrasound manufacturers attempting to do business in an affected market segment.

          Alternatively, specific types of ultrasound products could be targeted for exclusion from coverage under the existing ultrasound codes.  As an example, in the first half of 2003, six Medicare carriers adopted policies that precluded Part B Medicare reimbursement for ultrasound procedures conducted with hand-carried ultrasound units described as “lightweight ultrasound machines with Doppler capability.” The notices restricted coverage for devices that “allow only a limited view of structures.” These policies applied to Medicare reimbursement of health care providers in 22 states, including California and upstate New York.

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

          Additionally, to the extent that the use of future products that SonoSite may develop is not described by existing CPT codes, there is a risk that reimbursement for studies performed with such products could not be attained at all or within a reasonable timeframe.

          International markets too are in the process of responding to increases in health care spending by adjusting their reimbursement policies.  These responses, like those in the United States, could similarly affect reimbursement for our products and thereby reduce demand for our products.  As an example, in Germany, recent health care reform introduced a Diagnosis Related Group system that changes health care reimbursements from a “per day” reimbursement to a “per case” reimbursement. This change caused hospital administrators to delay capital equipment purchases as they evaluate the impact of the new system. Although revenue from Germany increased in 2003 compared to 2002, this delay negatively impacted our actual results against our sales expectations in Germany in 2003. If similar changes in healthcare reimbursement are adopted in other countries, they could affect our ability to successfully market our products.

If traditional providers of ultrasound examinations discourage potential new users from adopting our products, we could experience limited demand for our products.

          The size and complexity of traditional cart-based ultrasound systems typically require a physician or highly trained clinician to perform the examination in a centralized imaging department, such as a hospital’s radiology department. Although our products are currently used by radiologists, our products also enable the delivery of ultrasound examinations at the primary point of care by the examining physician or healthcare provider. Radiologists and other ultrasound specialists have a professional and financial interest in maintaining traditional ultrasound practices. If these traditional providers of ultrasound examinations discourage other healthcare providers from adopting our products, we could experience limited demand for our products.

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

          In March 2003, one of our component suppliers, Philips Semiconductor, or Philips, informed us that, commencing in September 2003, it would discontinue production of our integrated circuit chips using 0.35-micron technology. We have designed and implemented a new chip using 0.2-micron technology that will continue to be produced by Philips to replace all but one of the discontinued chips. We expect to design and implement an additional new chip to replace the remaining 0.35-micron chip by early 2005. In the second quarter of 2003, we entered into a purchase commitment totaling approximately $3.6 million for supplies of 0.35-micron chips from Philips for our anticipated manufacturing needs until new chips have been incorporated in all of our products. We pay for these chips at the time deliveries are made to us. As of December 31, 2003, our remaining purchase commitment was approximately $3.4 million. On December 31, 2004, we are required to take possession of, and pay for, the balance of the undelivered chips. Demand for our products, however, may exceed our forecasts, in which case we would require additional 0.35-micron chips to manufacture additional products. Conversely, if demand for our products falls short of our forecasts, we may experience excess inventory of 0.35-micron chips. If our actual demand for these chips varies significantly from our forecasted demand, we may experience delays in manufacturing, lost sales, a write-down of inventory or a deterioration in gross margin.

          In addition, we have transferred the production of our main circuit board to one of the world’s largest electronic manufacturing services suppliers who will produce the board in their Thailand manufacturing facility.  We expect this transfer to be completed by the end of the first quarter of 2004 with production deliveries beginning in the following quarter.  If, as a result of this transfer, we experience delays in the receipt of this component, a deterioration in product yields or an increase in costs, we may experience delays in manufacturing, lost sales or a deterioration in gross margin.

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

          The manufacture and sale of our products are subject to extensive regulation by numerous governmental authorities, principally the FDA, as well as several other state and foreign agencies. The FDA requires that we obtain a pre-market notification clearance under Section 510(k) of the Federal Food, Drug & Cosmetic Act prior to introducing our products to the market. By granting 510(k) clearance, the FDA indicates agreement with an applicant’s determination that the product for which clearance has been sought is substantially equivalent to medical devices that were on the market prior to 1976 or have subsequently received clearance. The process of obtaining 510(k) clearance typically takes approximately two to three months. To date, all of our products have received 510(k) clearance.  In addition, foreign regulatory agencies also require similar pre-market clearance or registration before our products can be marketed or offered for sale in their countries. Such foreign regulatory approvals may take up to 6-9 months to obtain. Any delays, or failures, in obtaining such clearances may result in lost sales.

          In addition, the FDA requires us and our key medical device suppliers to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, shipping and servicing of our products. The FDA enforces the QSR through periodic inspections; the FDA inspected our manufacturing facility in September 2003.  In addition, the British Standards Institution has performed several management systems assessments of our manufacturing processes. These inspections resulted in observations to which we submitted responses, and we believe these responses have been accepted by those agencies. Any failure to take corrective action in response to a QSR inspection could force a shutdown of our manufacturing operations, and a recall of, or field action relating to, our products. Also, in August 2001, the FDA classified as a class II field action a May 2000 software upgrade we issued to correct an error in an algorithm contained in one of our products. In September 2000, we provided purchasers of our products with a software upgrade to correct this error, and at the FDA’s request, we recently sent two additional letters to these purchasers to provide them with a final opportunity to upgrade the software at no charge.  We expect that when this action is completed, we will receive final written closure from the FDA on this matter.

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

          With the exception of the fiscal quarters ended December 31, 2002 and December 31, 2003, we have incurred net losses in each quarter since we commenced operations. As of December 31, 2003, we had an accumulated deficit of approximately $87.4 million. We achieved a profitable fiscal quarter ended December 31, 2003 and expect to achieve one or more profitable quarters within the next several quarters. Even if we do achieve one or more profitable quarters, however, we may be unable to sustain or increase future profitability on a quarterly or annual basis. Additionally, our losses may increase if we cannot increase or sustain our revenue. With the exception of the fiscal quarters ended December 31, 2002 and December 31, 2003, our revenue from product sales has been insufficient to cover our expenses. We expect that our operating expenses will increase in the foreseeable future as we expand our sales and marketing infrastructure, our administrative support and our product development activities. Our expansion efforts, to be successful, may require more funding than we currently anticipate. Accordingly, we will need to generate significant additional revenue in the future before we will be able to sustain or increase profitability. If we cannot generate such revenue, we may never be profitable. If we fail to achieve sustained profitability, the market price for our common stock will likely fall.

A failure to manage our growth could impair our ability to achieve our business objectives.

          We have experienced rapid growth since our inception as a stand-alone company. Our revenue increased from $45.7 million in 2001 to $73.0 million in 2002 and $84.8 million in 2003. We expect continued significant growth as we continue to develop, manufacture, market and sell our products. Our growth could strain our existing management, operational and financial resources. In order to manage our growth effectively, we will need to expand our manufacturing and quality assurance staff, our sales staff and our manufacturing capabilities. In addition, we will need to improve the productivity and efficiency of our existing operational, financial and management resources and information systems. We may be unable to hire and retain the personnel necessary to operate and expand our business. We also may be unable to increase the productivity and efficiency of our existing resources. If we fail to timely improve or augment our existing resources in response to our growth, we may be unable to effectively manage our business and achieve our objectives.

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

          Sales to our distributor in Japan, Olympus, decreased from 10% of our revenue in 2002 to 1.9% of our revenue in 2003. In late 2002, we examined the market for our product and confirmed a significant market opportunity that was not being realized by Olympus and their dealer network. In an effort to develop this market opportunity, we have been working on securing additional distribution relationships in Japan. We expect these relationships to become operational in the first half of 2004. The Olympus organization has undergone significant organizational changes, which have affected its ability to provide sufficient sales and marketing focus on our products. In addition to the licenses held by Olympus, we have received licenses in our name to sell the 180 Series and TITAN Systems, and the iLook license approval is in process. As a result, this transition has resulted in a significant reduction in revenue from Japan in fiscal 2003 compared with fiscal 2002.

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

          We have historically relied on third-party distributors to sell our products in Europe and Asia. In 2001, we commenced operations in the United Kingdom and France, and in 2002, we commenced operations in Germany and Spain to sell our products directly in each of those countries. In 2003, we entered into a joint venture with a partner in China to sell our products there. We recently hired a vice president for international sales and, as a result, we expect our foreign direct sales operations to grow. In 2004, we plan to establish direct sales operations in Japan, Canada, and Australia.  Establishing, maintaining and expanding these operations will require us to:

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

          Our movement into international markets has required, and will continue to require, substantial financial and management resources. The costs of this expansion are unpredictable, difficult to control and may exceed budgeted amounts. We have experienced some operating challenges with our European operations.  In Germany, recent health care reform caused hospital administrators to delay capital equipment purchases as they evaluate the impact of the new system. Although revenue from Germany increased in 2003 compared to 2002, this delay negatively impacted our actual results against our sales expectations in Germany in 2003. In France and Spain, we have experienced challenges related to the performance of certain sales representatives. Despite our expenditures and efforts, we may not generate a substantial increase in European or Asian revenue, which would impair our operating results.

Our foreign revenue is subject to currency fluctuation and other risks associated with doing business outside the United States.

          The percentage of our revenue originating outside the United States equaled 38% in 2003 and 42% in 2002. Total sales for the year ended December 31, 2003 denominated in a currency other than USDs were approximately $15.5 million, or 18% of total consolidated revenues. Our revenue from international sales may be adversely affected by any of the following risks:

•	currency rate fluctuations;
•	adverse political or economic conditions;
•	reduced protection for intellectual property rights;
•	longer receivables collection periods and greater difficulty in receivables collection;
•	localizing products for foreign markets; and
•	compliance with export laws, including license requirements, trade restrictions and tariff increases.

          As of December 31, 2003, 52% of our outstanding accounts receivable balance was from international customers.  We regularly review our receivable positions in foreign countries for any indication that collection may be at risk. For example, due to economic events in Argentina during 2002, including the decision to allow the Argentine peso to float against the U.S. dollar, we wrote off $400,000 of our Argentine receivables in 2002, for which we had already established an allowance.

          We use and may continue to use forward foreign exchange contracts and other instruments to reduce our exposure to exchange rate fluctuations from intercompany balances denominated in foreign currencies, and we may not be able to reduce this exposure successfully. Accordingly, we may experience economic loss and a negative impact on our results of operations and equity as a result of foreign currency exchange rate fluctuations.

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

          We currently hold 19 patents relating to our technology. A number of other patents are pending in the United States and in foreign jurisdictions. Additionally, we have a license from our former parent, ATL, to use certain ATL technology and ATL technological developments in our point-of-care products. This license was exclusive through April 5, 2003, and became nonexclusive after that date. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to, and the distribution of, our product designs, documentation and other proprietary information, as well as the designs, documentation and other information that we license from others.

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

          On August 20, 2003, the U.S. District Court in the Southern District of Texas issued a decision interpreting certain terms used in the ‘021 patent. This decision does not discuss whether the patent is valid or whether the patent would apply to any of our products. In the order, the court, in resolving disputed terms in the Markman hearing, adopted our construction of the term “a portable body designed to be hand held”, and adopted Neutrino’s construction of the terms “the moveably connected transducer mounting assembly” and “ultrasound emitter”. The court denied our motion for summary judgment.  We subsequently filed a new summary judgment motion using the court’s construction of the claim language that the ‘021 patent is invalid based on prior art. Neutrino has filed a summary judgment motion based on its allegations of infringement.

          We also have asked the Texas court to stay proceedings in Neutrino’s suit filed in the Middle District of Florida on August 19, 2003 against a former SonoSite distributor alleging that the sale of SonoSite’s products by such distributor infringes the ‘021 patent, and to enjoin Neutrino from filing similar suits against other sellers of SonoSite products. Neutrino had previously filed such a suit in the Middle District of Tennessee against another medical device distributor for selling a SonoSite product. That Tennessee case has been dismissed based on a final judgment and permanent injunction filed a month after the case was filed. The Tennessee judgment has no effect on the Texas proceedings.  In the Florida action, we have filed a motion to stay the proceedings in the Florida court pending a final resolution of the patent suit in Texas. We have also filed a motion to strike certain counts of Neutrino’s complaint.

          We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in these matters. If we are not successful in our defense of these claims, we could be forced to modify or discontinue selling our products or may enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represented the majority of our revenue for the years ended December 31, 2003, 2002 and 2001.

          We do not consider a negative litigation outcome to be probable and have not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to its pending litigation. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations, financial position and cash flow.

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

          As of December 31, 2003, our executive officers, directors and affiliated entities together beneficially owned approximately 5.6% of the outstanding shares of our common stock. Based on currently available information, seven other shareholders owned in the aggregate approximately 49.5% of the outstanding shares of our common stock. Among these shareholders, the State of Wisconsin Investment Board, or SWIB, owned approximately 13.2% of the outstanding shares of our common stock and WM Advisors owned approximately 8.9%. As a result, these shareholders or any other concentrated owner may be able to exert significant influence over all matters requiring shareholder approval, including the election of directors, matters relating to the attraction and retention of employees, such as stock option plans, and approval of significant corporate transactions that could include certain matters relating to future financing arrangements and unsolicited tender offers. This concentration of ownership may delay, deter or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock, which could result in a decline in our stock price.

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

          On August 20, 2003, the U.S. District Court in the Southern District of Texas issued a decision interpreting certain terms used in the ‘021 patent. This decision does not discuss whether the patent is valid or whether the patent would apply to any of our products. In the order, the court, in resolving disputed terms in the Markman hearing, adopted our construction of the term “a portable body designed to be hand held”, and adopted Neutrino’s construction of the terms “the moveably connected transducer mounting assembly” and “ultrasound emitter”. The court denied our motion for summary judgment.  We subsequently filed a new summary judgment motion using the court’s construction of the claim language that the ‘021 patent is invalid based on prior art. Neutrino has filed a summary judgment motion based on its allegations of infringement.

          We also have asked the Texas court to stay proceedings in Neutrino’s suit filed in the Middle District of Florida on August 19, 2003 against a former SonoSite distributor alleging that the sale of SonoSite’s products by such distributor infringes the ‘021 patent, and to enjoin Neutrino from filing similar suits against other sellers of SonoSite products. Neutrino had previously filed such a suit in the Middle District of Tennessee against another medical device distributor for selling a SonoSite product. That Tennessee case has been dismissed based on a final judgment and permanent injunction filed a month after the case was filed. The Tennessee judgment has no effect on the Texas proceedings. In the Florida action, we have filed a motion to stay the proceedings in the Florida court pending a final resolution of the patent suit in Texas. We have also filed a motion to strike certain counts of Neutrino’s complaint.

          We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in these matters. If we are not successful in our defense of these claims, we could be forced to modify or discontinue selling our products or may enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represented the majority of our revenue for the years ended December 31, 2003, 2002 and 2001.

          We do not consider a negative litigation outcome to be probable and have not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to its pending litigation. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations, financial position and cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

          Our common stock is traded on the Nasdaq National Market under the symbol SONO. The high and low sales prices for our common stock for each quarter are listed below. These prices reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Year	High	Low

2003
Fourth quarter	$22.20	$15.25
Third quarter	$22.68	$14.85
Second quarter	$22.75	$13.90
First quarter	$15.84	$10.26
2002
Fourth quarter	$16.17	$9.76
Third quarter	$15.65	$10.25
Second quarter	$19.68	$11.71
First quarter	$28.01	$18.20

          We have not declared or paid cash dividends on our common stock. We currently intend to retain all earnings, if any, for future growth and, therefore, do not intend to pay cash dividends on our common stock in the foreseeable future.

Holders

          As of February 27, 2004, there were 3,330 holders of record of the common stock. This figure does not include the number of shareholders whose shares are held of record by a broker or clearing agency, but does include each such brokerage house or clearing agency as a single holder of record.

Equity Compensation Plans

          The following table provides information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities may be issued to employees, directors, consultants, advisors or other persons in exchange for consideration in the form of services.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrant and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,388,434	(1)	$14.43	284,125

Equity compensation plans not approved by security holders	1,531,239	(2)	$17.59	51,842

Total	2,919,673		$16.09	335,967

(1)	Issuable under our 1998 Plan, Management Incentive Compensation Plan, Nonemployee Director Stock Option Plan and Adjustment Plan.

(2)

Issuable under our 1998 Nonofficer Employee Stock Option Plan as described in Note 8 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.  Also includes 95,000 options outside of all plans issued to corporate officers in 2000 and 35,000 options outside of all plans issued to corporate officers in 2003.

ITEM 6.          SELECTED FINANCIAL DATA

          The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	For the Years Ended December 31,

	2003	2002	2001	2000	1999

	(in thousands, except per share data)
Statement of Operations Data
Sales revenues	$84,770	$73,035	$45,695	$32,037	$10,185
Cost of sales revenue	30,918	29,800	21,861	18,649	6,498

Gross margin	53,852	43,235	23,834	13,388	3,687
Grant revenue	—	—	—	—	125
Operating expenses:
Research and development	11,179	12,126	12,715	11,835	14,533
Sales and marketing	38,474	33,555	22,312	17,371	9,767
General and administrative	7,315	5,983	5,312	4,712	2,663

Total operating expenses	56,968	51,664	40,339	33,918	26,963
Other income (loss):
Interest income	965	958	1,123	2,478	1,600
Interest expense	(23)	(36)	(61)	(90)	(91)
Equity in (losses) earnings of affiliates	(87)	(188)	(675)	(830)	30
Other gain (loss)	477	(36)	(291)	—	—

Total other income	1,332	698	96	1,558	1,539

Net loss	$(1,784)	$(7,731)	$(16,409)	$(18,972)	$(21,612)

Basic and diluted net loss per share	$(0.12)	$(0.59)	$(1.59)	$(2.01)	$(3.08)

Weighted average common and potential common shares used in computing basic and diluted net loss per share	14,335	13,075	10,300	9,418	7,025

	As of December 31,

	2003	2002	2001	2000	1999

	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$13,683	$26,381	$33,116	$11,067	$33,252
Working capital	54,809	56,705	49,326	40,534	54,923
Total assets	109,090	105,877	63,076	58,024	69,726
Long-term obligations, less current portion	—	88	185	316	135
Total shareholders’ equity	95,330	92,614	55,683	47,808	63,709

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          We are a leading worldwide developer of high-performance, hand-carried ultrasound imaging systems for use in a variety of clinical applications and settings. Our proprietary technologies have enabled us to design hand-carried diagnostic ultrasound systems that combine all-digital, high-resolution imaging with advanced features and capabilities traditionally found on cart-based ultrasound systems. We believe that the mobility, high clinical utility, durability, ease of use and cost-effectiveness of our products are expanding existing markets and will create new markets for ultrasound imaging by bringing ultrasound out of the imaging center to other clinical settings and to the point-of-care such as the patient’s bedside or the physician’s examining table.

          The size and complexity of traditional cart-based ultrasound systems typically require a physician or highly trained clinician to perform the examination in a centralized imaging department, such as a hospital’s radiology department. By providing ultrasound at the primary point-of-care, our easy-to-use systems can eliminate delays associated with the referral process and enable physicians to use ultrasound more frequently and in a wider variety of clinical settings. This increased accessibility creates the potential for enhanced patient care through earlier diagnosis of diseases and conditions.

          Our products are used for imaging in a variety of medical specialties, such as radiology, obstetrics and gynecology, emergency medicine, surgery, cardiology, internal medicine and vascular medicine. Our current products include the SonoSite TITAN system, for general imaging and cardiology applications, the SonoSite 180PLUS system, for general ultrasound imaging, and the SonoHeart ELITE, specifically configured for cardiovascular applications. The iLook 25 imaging tool is designed to provide visual guidance for physicians and nurses while performing vascular access procedures and the iLook 15 imaging tool is designed to provide visual imaging of the chest and abdomen for physicians and nurses while performing other procedures and examinations. Our TITAN, SonoSite 180PLUS and SonoHeart ELITE products are used together with any of our transducers that are designed for specific clinical applications. Our iLook products each have a single transducer for specific clinical applications. We first shipped our newest product, the SonoSite TITAN, in June 2003.

          We were formerly a division of ATL Ultrasound, Inc., or ATL. On April 6, 1998, we were spun-off as an independent, publicly owned Washington corporation to further the development and commercialization of high-performance, hand-carried ultrasound imaging systems. ATL retained no ownership in us following the spin-off. We entered into a technology transfer and license agreement with ATL pursuant to which we took ownership of certain ultrasound technology developed as part of a government grant and also patent rights, which had been established or were being pursued for that technology.  As part of this agreement, we also entered into a cross-license whereby we had the exclusive right to use certain ATL technology existing on April 6, 1998 or developed by ATL during the three-year period following April 6, 1998 in ultrasound systems weighing 15 pounds or less, and ATL had the exclusive right to use our technology existing on April 6, 1998 or developed by us during the same three-year period in ultrasound systems weighing more than 15 pounds. On April 6, 2003, this cross-license became nonexclusive and, except for the patented technology of each party, now extends to all ultrasound systems regardless of weight. We sold our first products in September 1999.

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

          Our critical accounting policies include accounts receivable, revenue recognition, valuation of inventories and treatment of warranty expense.

          Accounts receivable. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly reviewing the aging of our accounts receivable and evaluating individual customer receivables, considering customers’ financial condition, historical experience, credit history and current economic condition. Losses can be difficult to anticipate. For example, in 2002, we wrote off approximately $400,000 of our Argentine receivables due to adverse economic conditions in Argentina. An increase in losses beyond those expected by management would reduce earnings when they become known.

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

          Our sales arrangements may contain multiple elements, which include hardware and software products. Revenue from the sale of software in these arrangements is recognized in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition,” as amended. In general, we have vendor specific objective evidence, or VSOE, of fair value for our products.  Accordingly, for transactions that have undelivered elements for which we have VSOE of the elements, revenue equal to the total fair value of the undelivered elements is deferred and is not recognized until the element is delivered to the customer.

          Valuation of inventories. Inventories are stated at the lower of cost or market on a first-in, first-out method. Included in our inventories balance are demonstration products used by our sales representatives and marketing department and items that have been shipped to customers for which revenue recognition requirements have not been met. Cost adjustments are recorded for obsolete material, earlier generation products and used product held either as saleable inventory or as demonstration product.  The adjustments reduce their carrying values to amounts not lower than that which is expected to result in approximately normal profit margins upon sale. Inventory items for which title has passed to customers are evaluated for recoverability based on the same process we use to evaluate collection of accounts receivable.

          We make judgments regarding the carrying value of our inventory based on current market conditions. Market conditions may change depending upon competitive product introductions, consumer demand and reimbursement criteria in the medical community. If market conditions change or if the introduction of new products by us impacts the market for our previously released products, we may be required to write down the cost of our inventory.

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

Results of Operations

Revenue

Overview

          Revenue increased to $84.8 million in 2003, compared to $73.0 million in 2002 and $45.7 million in 2001. The increase in revenue in 2003 compared to 2002 was primarily due to an increase in sales in the United States and Europe, which was somewhat offset by a decline in sales to our distributor in Japan. The increase in revenue was primarily due to sales of our latest product introduction, the TITAN system. The first shipments of the TITAN system occurred in June 2003 and accounted for approximately 28% of our worldwide revenue for the year ended December 31, 2003.

          Approximately 69% of the increase in revenue in 2002 compared to 2001 was in the United States.  The increase resulted from having a fully staffed direct sales force for the entire year 2002, new product introductions and our increased average selling price. Sales representatives increased productivity as they became more experienced and were assisted by a team of clinical application specialists. These specialists performed product demonstrations and customer support, enabling sales representatives to focus on sales calls. Additionally, the average selling price per system increased due to an increase in sales of higher priced features. Approximately 21% of the increase was in Europe, where we opened two new sales offices in Germany and Spain in 2002 and had a full year of operation in the United Kingdom and France compared to the prior year.

United States

          U.S. revenue increased to $52.4 million in 2003, compared to $42.6 million in 2002, due to sales of the TITAN system, increased government and military sales and higher sales force productivity.  Sales of the TITAN system accounted for approximately 30% of U.S. revenue in 2003. U.S. revenue increased to $42.6 million in 2002, compared to $23.8 million in 2001, due to an increase in U.S. direct sales representatives, new product introductions and increased average selling prices.

Rest of the world

          Revenue from Europe, Africa and the Middle East increased to $21.3 million in 2003 from $14.8 million in 2002 primarily due to an increase in revenue from direct sales in the United Kingdom, France and Germany. Sales of the TITAN system accounted for approximately 30% of such revenue in 2003. Changes in exchange rates accounted for approximately $2.1 million of the increase in revenue. In Germany, recent health care reform introduced a Diagnosis Related Group system that changes health care reimbursements from a “per day” reimbursement to a “per case” reimbursement. This change caused hospital administrators to delay capital equipment purchases as they evaluate the impact of the new system. Although revenue from Germany increased on a comparable basis, this delay negatively impacted our actual results against our sales expectations in Germany in 2003.  The increase to $14.8 million in 2002 from $9.1 million in 2001 was primarily due to an increase in direct sales in the United Kingdom and France along with sales from our direct sales operations in Germany and Spain, which opened in 2002.

          Revenue from Canada, Australia, South America, Latin America and Asia (excluding Japan) increased to $9.5 million in 2003 from $8.1 million in 2002 primarily due to a large sale to the government of Argentina.  The increase to $8.1 million in 2002 from $5.0 million in 2001 was primarily due to an increase in orders from our distributors in China and Mexico.

          Revenue from Japan decreased to $1.6 million in 2003 from $7.5 million in 2002 primarily due to a decrease in orders from our distributor, Olympus.  The Olympus organization underwent significant organizational changes, which affected its ability to provide sufficient sales and marketing focus on our products. As a result, we are working to establish additional distribution relationships in Japan.  We expect these relationships to become operational in the first half of 2004.  The decrease of revenue in Japan to $7.5 million in 2002 from $7.8 million in 2001 was due to the timing of orders received from Olympus and the delay in approval of our new products.

          We anticipate that revenue will increase in 2004 compared to prior years due to continued expansion of our direct selling efforts in the United States and Europe, the establishment of direct sales operations in Japan, Canada and Australia, introduction of new product features, and the overall expansion of market awareness and acceptance of our products. However, increased competition may impact the extent of the increase in our anticipated growth in revenue. We currently face competition from larger companies that manufacture cart-based and portable ultrasound systems and have greater financial and other resources. Some of these competitors are introducing hand-carried ultrasound products. In 2004, we anticipate improvement in our revenue from Japan due to the establishment of direct sales operation there and the expected establishment of additional distributor relationships.  However, regulatory approval of our new products in Japan could be delayed, which could impact our anticipated revenue.

Gross margin

          Gross margin increased to 64% in 2003, compared to 59% in 2002 and 52% in 2001. The increase in gross margin in 2003 was primarily due to improved manufacturing efficiencies and increased average selling prices. The increased average selling prices resulted primarily from initial sales of the TITAN system, an increase in the percentage of direct sales compared with distributor sales and an increase in sales with advanced-feature configurations. Direct sales accounted for approximately 80% of total sales in 2003 compared to 69% in 2002.

          The increase in gross margin in 2002 from 2001 was primarily due to an increase in the percentage of direct sales compared with distributor sales, increased average selling prices due to the sale of higher-priced features and improved manufacturing efficiencies. Direct sales accounted for approximately 69% of total sales in 2002 compared to 54% in 2001.

          We expect our gross margin percentage in 2004 to increase slightly from our gross margin in 2003. Nevertheless, increased competition from existing and new competitors in the highly portable ultrasound system market could result in lower average realized prices and could lower our gross margin. Our gross margin can be expected to fluctuate in future periods based on the mix of business between direct and distributor sales and our product and accessories sales mixes. Changes in our cost of inventory also may impact our gross margin. Included in our inventories are demonstration products, refurbished products and products held by our customers, which are valued by us at amounts not lower than that which is expected to result in approximately normal margins upon sale. If market conditions change or the introduction of new products by us impacts the market for our previously released products, we may be required to write down the cost of our inventory, resulting in a negative impact on gross margins. Additionally, we rely on our sales forecasts by product to determine production volume. To the extent our sales forecasts or product mix estimates are inaccurate, we may produce excess inventory or experience inventory shortages, which may result in an increase in our costs of revenue and a decrease in our gross margin.

Operating expenses

          Research and development expenses were $11.2 million in 2003, compared to $12.1 million in 2002 and $12.7 million in 2001. Research and development expenses decreased in 2003 compared to 2002 primarily due to expenses incurred in 2002 associated with the development of the TITAN system and the iLook products combined with a reduction in product development costs in 2003 due to the completion of the TITAN system, which first shipped to customers in June 2003.

          The decrease in 2002 research and development expenses compared to 2001 was primarily due to a reduction in product development costs after the completion and introduction of the SonoHeart ELITE and iLook products during the first nine months of 2002.

          We anticipate that research and development expenses will increase in 2004 due to increased development of new products using newly-designed integrated circuit chips. However, should our competitors develop products with features that equal or exceed the features that exist in our products, we may incur higher than anticipated research and development costs in order to accelerate existing programs and compete more effectively.

          Sales and marketing expenses increased to $38.5 million in 2003, compared to $33.6 million in 2002 and $22.3 million in 2001. The $4.9 million increase in expenses in 2003 compared to 2002 was primarily due to increased expenses in Europe. Expenses in Europe increased due to the increase, year over year, in the number of sales representatives there and expenses associated with the TITAN product launch. In addition, expenses increased due to the increase, year over year, in the number of clinical application specialists in the United States, and expenses associated with the reconfiguration of our United States sales territories in early 2003.  Changes in exchange rates accounted for approximately $1.4 million of the increase in expenses.

          The increase in sales and marketing expenses in 2002 compared to 2001 was primarily due to our direct sales activities in the United States, where for the first time we had a fully operational sales force for an entire year. Approximately 22% of the increase was related to the addition of clinical application specialists in the United States, who assisted sales representatives with product demonstrations and customer support. Approximately 38% of the increase was related to our direct sales activities in Europe where we opened two new sales office and increased headcount in our two existing offices.

          We anticipate that sales and marketing expenses in 2004 will increase primarily due to sales force expansion in the U.S. and the establishment of direct sales operations in Japan, Canada and Australia.

          General and administrative expenses were $7.3 million in 2003, compared to $6.0 million in 2002 and $5.3 million in 2001. The increase in general and administrative expenses in 2003 was related primarily to supporting our business growth and to legal and consulting expenses associated with medical reimbursement activities.  The increase in 2002 was primarily due to supporting our business growth and to legal expenses incurred to defend our intellectual property rights.

          We anticipate that general and administrative expenses will increase in 2004 in order to support our increased business activity. We may incur additional substantial legal expenses as we continue to defend our patent rights in the existing Neutrino patent infringement litigation. In addition, we may incur unanticipated legal expenses if we become involved in any new litigation.

Other income (loss)

          For other income and loss, we reported income of $1.3 million in 2003 compared to $698,000 in 2002. The increase in 2003 compared to 2002 was primarily due to foreign currency transaction gains of approximately $346,000 and net realized gains on investments of approximately $117,000 in 2003.

          We reported income of $698,000 in 2002, compared to $96,000 in 2001. The increase in 2002 compared to 2001 was primarily due to a decrease in equity investment losses from our joint venture in China. In 2002, we began the process of terminating our joint venture in China and have since entered into a new joint venture in China with a new partner.

Liquidity and Capital Resources

          Our cash and cash equivalents balance was $13.7 million as of December 31, 2003, compared to $26.4 million as of December 31, 2002. Cash and cash equivalents were primarily invested in money market accounts.

          Operating activities used cash of $5.8 million in 2003, compared to $8.3 million in 2002 and $17.8 million in 2001. The decrease in cash used in 2003 compared with 2002 was primarily due to a $5.9 million reduction in our net loss.  This was offset by increases in accounts receivable and inventories to support our business growth.

          The 2002 decrease in cash used in operations as compared with 2001 was primarily due to a reduction of $8.7 million in our net loss. The decrease in cash used was also due to changes in accounts receivable and accounts payable, both of which were substantially offset by the change in inventories. The effect on cash from the change in accounts receivable improved in 2002 compared to 2001 primarily due to improved collection efforts. Accounts payable increased primarily due to the timing of payments, increased inventory purchases and our overall growth. Inventories increased to support increased business activity.

          Investing activities used cash of $10.6 million in 2003, compared to cash used of $42.3 million in 2002 and cash provided of $15.9 million in 2001. The decrease in cash used in 2003 compared with 2002 reflects the fact that we used $8.7 million of cash in 2003 for net purchases of investment securities compared to 2002 when we had net purchases of investment securities of $39.5 million. In 2001, we received $18.0 million on the net sales of investment securities.

          We anticipate using cash to invest in high quality investment instruments in 2004, the extent of which will depend on the interest rate environment during the period and the timing of cash flows from our operations during the period.

          Financing activities provided cash of $3.7 million in 2003, compared to $43.5 million in 2002 and $24.0 million in 2001. The main source of cash provided by financing activities in 2003 was the exercise of stock options totaling $3.8 million, compared to $1.0 million in 2002. In May 2002, we received net proceeds of $42.6 million through the sale of 2,700,000 shares of our common stock at $17.25 per share.  In August 2001, we received net proceeds of $23.1 million through the sale of 1,666,667 shares of our common stock at $15.00 per share.

          We anticipate that cash used in operations will decrease in 2004 compared to 2003 primarily due to anticipated decreases in our net loss. This decrease will depend on our ability to successfully sell our products, collect our receivables, control our inventories and manage our expenses.

          We believe that our existing cash and cash generated from operations will be sufficient to fund our operations and planned capital expenditures in 2004.  Nevertheless, we may experience an increased need for additional cash due to:

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

Off-balance sheet arrangements

          As of December 31, 2003, we had no off-balance sheet debt. Furthermore, except for certain foreign exchange rate hedging transactions, discussed more fully under “Foreign currency risk” in Item 7A below, we are not a party to any derivative transaction.

          We apply the disclosure provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others’” to our agreements that contain guarantee or indemnification clauses. We provide (i) indemnifications of varying scope and size to our customers and distributors against claims of intellectual property infringement made by third parties arising from the use of our products; (ii) indemnifications of varying scope and size to our customers against third party claims arising as a result of defects in our products; (iii) indemnifications of varying scope and size to consultants against third party claims arising from the services they provide to us; and (iv) guarantees to support obligations of some of our subsidiaries such as lease payments. These indemnifications and guarantees give rise only to the disclosure provisions of FIN 45. To date, we have not incurred material costs as a result of these obligations and do not expect to incur material costs in the future.  Accordingly, we have not accrued any liabilities in our financial statements related to these indemnifications or guarantees.

Contractual obligations

          We have the following contractual obligations as of December 31, 2003:

	Payments due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in thousands)
Capital lease obligations	$92	$92	$—	$—	$—
Operating leases	6,463	1,513	2,950	1,056	944
Unconditional purchase obligations	3,443	3,443	—	—	—

	$9,998	$5,048	$2,950	$1,056	$944

Other commitments

          As part of our agreements with our suppliers, suppliers may procure resources and material expected to be used for the manufacture of our product in accordance with our production schedule provided to them. We may be responsible for compensating our suppliers for these procurements in the event these items are not used in the quantities submitted as part of the production schedule or material becomes obsolete as a result of production timing, material changes or design changes.

          As part of obtaining our lease for our current facility, we were required to deposit approximately $350,000, representing restricted cash with our bank. Also, we were required to maintain a deposit of approximately $310,000 with our bank in the United Kingdom as security for payment of customs and duties charges. Both amounts are included in other long-term assets.

          In March 2003, one of our component suppliers, Philips Semiconductor, or Philips, informed us that, commencing in September 2003, it would discontinue production of our integrated circuit chips using 0.35-micron technology. We have designed and implemented a new chip using 0.2-micron technology that will continue to be produced by Philips to replace all but one of the discontinued chips. We expect to design and implement an additional new chip to replace the remaining 0.35-micron chip by early 2005. In the second quarter of 2003, we entered into a purchase commitment totaling approximately $3.6 million for supplies of 0.35-micron chips from Philips for our anticipated manufacturing needs until new chips have been incorporated in all of our products. We pay for these chips at the time deliveries are made to us. As of December 31, 2003, our remaining purchase commitment was approximately $3.4 million.  On December 31, 2004, we are required to take possession of, and pay for, the balance of the undelivered chips.

Recent Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS, No. 143, “Accounting for Asset Retirement Obligations,” which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for our 2003 fiscal year and we adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have an impact on our consolidated financial statements.

          In November 2002, the FASB issued Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 clarifies the requirements of Statement No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003, are not subject to liability recognition, but are subject to expanded disclosure requirements. The adoption of this interpretation did not have a material impact on our consolidated financial statements.

          In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” with respect to determining when and how to allocate revenue from sales with multiple deliverables. The EITF 00-21 consensus provides a framework for determining when and how to allocate revenue from sales with multiple deliverables based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003 and we adopted this consensus on July 1, 2003. The adoption of this consensus did not have a material impact on our consolidated financial statements.

          In January 2003, the FASB issued Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities”. Variable interest entities often are created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, or other transactions or arrangements. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” defines what these variable interest entities are and provides guidelines on how to identity them and also on how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. Generally, FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. On October 8, 2003, the FASB deferred the implementation date for the consolidation requirements of FIN 46 as it relates to variable interest entities that existed before February 1, 2003. FIN 46 also requires companies that expect to consolidate a variable interest entity they acquired before February 1, 2003 to disclose the entity’s nature, size, activities, and the company’s maximum exposure to loss in financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which, among other things, revised the implementation date to the fiscal year or interim period ending after March 15, 2004 except for Special Purpose Entities. The adoption of this interpretation did not have an impact on our consolidated financial statements nor do we expect that it will have a material impact on our future consolidated financial statements.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheet.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

          We are exposed to market risk relating to changes in interest rates, which could adversely affect the value of our investments in marketable securities.

          As of December 31, 2003, our portfolio consisted of $13.1 million of interest-bearing debt securities with maturities of less than one year and $34.2 million of interest-bearing debt securities with maturities of more than one year. Our intent is to hold these securities until maturity, but we have classified them as available-for-sale in the event of unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for 2004 from a hypothetical 10% increase in market interest rates would not have a material impact on the investment portfolio.

Foreign currency risk

          Except for sales transacted by our wholly owned foreign subsidiaries, we transact all our sales in United States dollars, or USDs; therefore, the obligations of many of our international customers are in USDs. Our exposure to risk from fluctuations in foreign currencies relates primarily to the strengthening of the USD against the local currency of our international customers, which may impact our ability to collect amounts owed by our international customers.

          As of December 31, 2003, 52% of our outstanding accounts receivable balance was from international customers, of which 49%, or approximately $6.8 million, was denominated in a currency other than USDs. Total sales for the year ended December 31, 2003 denominated in a currency other than USDs were approximately $15.5 million, or 18% of total consolidated revenues. The British Pound and the Euro represented the majority of financial transactions executed in a currency not denominated in USDs. Historically, the impact on us of changes in exchange rates compared to the USD has been insignificant. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk. In addition, we utilize letters of credit where they are warranted in order to mitigate our collection risk.

          We periodically enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. The currencies hedged during 2003 were the British Pound and the Euro. On December 31, 2003, we entered into foreign currency forward contracts totaling $8.7 million. All of these contracts expire on March 31, 2004 and serve as hedges of a substantial portion of our British Pound and Euro-denominated intercompany balances.  A sensitivity analysis of a change in the fair value of the contracts entered into on

December 31, 2003 indicates that, if the USD weakened by 10% against the British Pound and the Euro, the fair value of these contracts would decrease by approximately $870,000. Conversely, if the USD strengthened by 10% against the British Pound and the Euro, the fair value of these contracts would increase by approximately $870,000. Any gains and losses on the fair value of these contracts would be largely offset by losses and gains on the underlying transactions. These offsetting gains and losses are not reflected in the sensitivity analysis above. The fair value of these contracts as of December 31, 2003 was not material to our results of operations or our financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SONOSITE, INC.
INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders,
SonoSite, Inc.:

          We have audited the accompanying consolidated balance sheets of SonoSite, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and shareholders’ equity and comprehensive loss for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a). These consolidated financial statements and the financial statement schedule are the responsibility of SonoSite, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SonoSite, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Seattle, Washington
February 6, 2004

SONOSITE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,

	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$13,683	$26,381
Short-term investment securities	13,094	10,019
Accounts receivable, less allowance for doubtful accounts of $933 and $832	25,849	20,101
Inventories	14,148	11,787
Prepaid expenses and other current assets	1,520	1,339

Total current assets	68,294	69,627
Property and equipment, net	5,564	6,092
Investment securities	34,239	29,421
Other assets	993	737

Total assets	$109,090	$105,877

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,054	$4,310
Accrued expenses	6,503	5,404
Current portion of long-term obligations	88	136
Deferred revenue	3,840	3,072

Total current liabilities	13,485	12,922
Deferred rent	275	253
Long-term obligations, less current portion	---	88

Total liabilities	13,760	13,263

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1.00 par value Authorized shares—6,000,000 Issued and outstanding shares—none	—	—
Common stock, $0.01 par value Shares authorized—50,000,000 Issued and outstanding shares:
As of December 31, 2003—14,572,524
As of December 31, 2002—14,195,280	146	142
Additional paid-in capital	180,839	177,007
Accumulated deficit	(87,416)	(85,632)
Accumulated other comprehensive income	1,761	1,097

Total shareholders’ equity	95,330	92,614

Total liabilities and shareholders’ equity	$109,090	$105,877

See accompanying notes to the consolidated financial statements.

SONOSITE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except loss per share)

	For the Years Ended December 31,

	2003	2002	2001

Revenue	$84,770	$73,035	$45,695
Cost of revenue	30,918	29,800	21,861

Gross margin	53,852	43,235	23,834

Operating expenses:
Research and development	11,179	12,126	12,715
Sales and marketing	38,474	33,555	22,312
General and administrative	7,315	5,983	5,312

Total operating expenses	56,968	51,664	40,339

Other income (loss):
Interest income	965	958	1,123
Interest expense	(23)	(36)	(61)
Equity in losses of affiliates	(87)	(188)	(675)
Other	477	(36)	(291)

Total other income	1,332	698	96

Net loss	$(1,784)	$(7,731)	$(16,409)

Basic and diluted net loss per share	$(0.12)	$(0.59)	$(1.59)

Weighted average common and potential common shares used in computing basic and diluted net loss per share	14,335	13,075	10,300

See accompanying notes to the consolidated financial statements.

SONOSITE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,

	2003	2002	2001

Operating activities:
Net loss	$(1,784)	$(7,731)	$(16,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,493	2,556	2,276
Net loss (gains) on investments	(117)	37	240
Equity in losses of affiliates	87	188	675
Amortization of premiums on investment securities	668	302	—
Stock-based compensation	42	—	—
Changes in operating assets and liabilities:
Accounts receivable	(5,047)	(5,624)	(6,571)
Inventories	(2,019)	(3,350)	4,026
Prepaid expenses and other assets	(524)	(627)	383
Accounts payable	(1,290)	2,378	(3,647)
Accrued expenses	935	1,547	132
Deferred liabilities	761	1,978	1,047

Net cash used in operating activities	(5,795)	(8,346)	(17,848)

Investing activities:
Purchase of investment securities	(85,425)	(43,228)	(2,624)
Proceeds from sales/maturities of investment securities	76,773	3,758	20,593
Purchase of property and equipment	(1,924)	(2,808)	(1,981)
Increase in other assets	—	—	(131)

Net cash provided by (used in) investing activities	(10,576)	(42,278)	15,857

Financing activities:
Net proceeds from sale of common shares	—	42,611	23,147
Exercise of stock options	3,794	954	1,146
Repayment of long-term obligations	(136)	(92)	(253)

Net cash provided by financing activities	3,658	43,473	24,040

Effect of exchange rate changes on cash and cash equivalents	15	416	—

Net change in cash and cash equivalents	(12,698)	(6,735)	22,049
Cash and cash equivalents at beginning of year	26,381	33,116	11,067

Cash and cash equivalents at end of year	$13,683	$26,381	$33,116

Supplemental disclosure of cash flow information:
Cash paid for interest	$(23)	$(36)	$(61)

See accompanying notes to the consolidated financial statements.

SONOSITE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands, except shares)

			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Common stock
	Shares	Amount

Balance at December 31, 2000	9,551,596	$96	$109,195	$(61,492)	$9	$47,808
Comprehensive loss:
Net loss	—	—	—	(16,409)	—	(16,409)
Net unrealized loss on investment securities	—	—	—	—	(249)	(249)
Less reclassification adjustment for losses included in net loss	—	—	—	—	240	240

Comprehensive loss						(16,418)
Sales of common shares, net of issuance costs of $1,853	1,666,667	17	23,130	—	—	23,147
Exercise of stock options	145,009	1	1,145	—	—	1,146
Cancellation of restricted stock	(41)	—	—	—	—	—

Balance at December 31, 2001	11,363,231	114	133,470	(77,901)		55,683
Comprehensive loss:
Net loss	—	—	—	(7,731)	—	(7,731)
Net unrealized gain on investment securities	—	—	—	—	272	272
Less reclassification adjustment for losses included in net loss	—	—	—	—	37	37
Foreign currency translation adjustment	—	—	—	—	788	788

Comprehensive loss						(6,634)
Sales of common shares, net of issuance costs of $3,964	2,700,000	27	42,584	—	—	42,611
Exercise of stock options	132,049	1	953	—	—	954

Balance at December 31, 2002	14,195,280	142	177,007	(85,632)	1,097	92,614
Comprehensive loss:
Net loss	—	—	—	(1,784)	—	(1,784)
Net unrealized loss on investment securities	—	—	—	—	(91)	(91)
Less reclassification adjustment for gains included in net loss	—	—	—	—	(117)	(117)
Foreign currency translation adjustment	—	—	—	—	872	872

Comprehensive loss						(1,120)
Exercise of stock options	377,244	4	3,790	—	—	3,794
Stock-based non-employee compensation	—	—	42	—	—	42

Balance at December 31, 2003	14,572,524	$146	$180,839	$(87,416)	$1,761	$95,330

See accompanying notes to the consolidated financial statements.

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Overview

          SonoSite commenced operations as a division of ATL Ultrasound, Inc., or ATL. We were formed to develop the design and specifications for a high-performance, hand-carried ultrasound imaging system and other mobile ultrasound products for diagnostic imaging in a multitude of clinical and field settings. On April 6, 1998 (the “Distribution Date”), we became an independent, publicly owned company through a distribution of one new share of our stock for every three shares of ATL stock held as of that date. ATL retained no ownership in SonoSite following the spin-off.

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

Investment securities

          Investment securities consist of high-grade U.S. government or corporate debt and high-grade asset-backed securities. While our intent is to hold our securities until maturity, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis.

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

Accounts receivable

          In the ordinary course of business, we grant credit to a broad customer base. Of the accounts receivable balance at December 31, 2003, 52% and 48% were receivable from international and domestic parties, prior to any allowance for doubtful accounts. The same percentages as of December 31, 2002 were 51% and 49% prior to any allowance for doubtful accounts.

          The following table presents individual customers whose outstanding receivable balance as a percentage of total trade receivables and/or revenue as a percentage of total revenue exceeded 10% as of, and for the year ended, December 31:

	Accounts Receivable		Revenue

	2003	2002	2003	2002	2001

Japanese distributor		12%		10%	17%
U.S. direct customer		12%

Totals	—%	24%	—%	10%	17%

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

Fair value of financial instruments

          The carrying value of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain long-term other assets, approximates fair value. Cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. Other long-term assets approximate fair value as interest rates on these items approximate market. Investment securities are carried at fair value.

          We utilize foreign currency forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable denominated in foreign currencies. We recognize all derivative financial instruments (foreign currency forward contracts) in accordance with Statement of Financial Accounting Standards, or SFAS, No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. For derivative instruments designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivative instruments designed as cash flow and net investment hedges, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income. The ineffective portions are recognized in earnings.

Inventories

          Inventories are stated at the lower of cost or market on a first-in, first-out method. Included in our inventories balance are demonstration products used by our sales representatives and marketing department, and items that have been shipped to customers for which revenue recognition requirements have not been met including products whose title and custody have passed to the customer. Adjustments to cost are recorded for obsolete material, earlier generation products and refurbished product held either as saleable inventory or as demonstration product. The adjustments reduce their carrying values to amounts not lower than that which is expected to result in approximately normal profit margins upon sale. Inventory items for which title has passed to customers are evaluated for recoverability based on the same process we use to evaluate collection of accounts receivable. If market conditions are less favorable than those projected by management, additional downward inventory cost adjustments may be required.

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

          Direct internal and external costs for computer software developed for internal use are capitalized in accordance with American Institute of Certified Public Accountants Statement of Position, or SOP, 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized costs are amortized using the straight-line method over the estimated useful lives beginning when each module is complete and ready for use. Such costs are insignificant for all periods presented.

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

Investment in and receivable from affiliates

          When we have investments in companies where we have the ability to exercise influence over, but not control, operating and financial policies, these investments are accounted for under the equity method. Accordingly, our share in the net income or loss in these investees is included in other income or loss.

          We have a 40% ownership interest in a joint venture in China that is currently inactive and is in the process of being dissolved. At December 31, 2003, our carrying values for both our investment in this joint venture and receivable from this joint venture were zero.  In 2003, we entered into a new joint venture in China with a new partner in which we have a 30% ownership interest.  At December 31, 2003, the carrying value of this investment was approximately $4,000, which is included in other long-term assets, and the receivable from this investee was approximately $246,000, which is included in accounts receivable. At December 31, 2003, we owed the investee approximately $54,000 for commissions related to sales of our products.

Concentration of credit and supply risk

          Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and accounts receivable.

          We depend on some single-source suppliers to provide highly specialized parts and other components, and may experience an interruption of supply if a supplier is unable or unwilling to meet our time, quantity and quality requirements. There are relatively few alternative sources of supply for some of these items. A change in demand for some parts by other companies in our industry could also interrupt our supply of components. For example, in March 2003, one of our component suppliers, Philips Semiconductor, or Philips, informed us that, commencing in September 2003, it would discontinue production of our integrated circuit chips using 0.35-micron technology.  We have designed and implemented a new chip using 0.2-micron technology that will continue to be produced by Philips to replace all but one of the discontinued chips.  We expect to design and implement an additional new chip to replace the remaining 0.35-micron chip by early 2005.  In the second quarter of 2003, we entered into a purchase commitment totaling approximately $3.6 million for supplies of 0.35-micron chips from Philips for our anticipated manufacturing needs until new chips have been incorporated in all of our products.  We pay for these chips at the time deliveries are made to us. As of December 31, 2003, our remaining purchase commitment was approximately $3.4 million. On December 31, 2004, we are required to take possession of, and pay for, the balance of the undelivered chips. Demand for our products, however, may exceed our forecasts, in which case we would require additional 0.35-micron chips to manufacture additional products.  Conversely, if demand for our products falls short of our forecasts, we may experience excess inventory of 0.35-micron chips.  If our actual demand for these chips varies significantly from our forecasted demand, we may experience delays in manufacturing, lost sales, a write-down of inventory or a deterioration in gross margin.

          In addition, we have transferred the production of our main circuit board to one of the world’s largest electronic manufacturing services suppliers who will produce the board in their Thailand manufacturing facility.  We expect his transfer to be completed in the first quarter of 2004.  If, as a result of this transfer, we experience delays in the receipt of this component, a deterioration in product yields or an increase in costs, we may experience delays in manufacturing, lost sales or a deterioration in gross margin.

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

          In connection with sales to certain specific international customers, we sometimes conclude that full collection of the related accounts receivable is not reasonably assured due to extended payment terms or the financial condition of our customer and, consequently, we do not recognize revenue or cost of revenues at the time of title transfer. In instances where collection is not reasonably assured, revenue and cost of revenue is recorded when cash is received. Additionally, in cases of nonstandard delivery and acceptance criteria, we will not recognize revenue at shipment, but rather when the delivery and acceptance criteria have been satisfied.

          Our sales arrangements may contain multiple elements, which include hardware and software products.  Revenue from the sale of software in these arrangements is recognized in accordance with SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.” In general, we have vendor specific objective evidence, or VSOE, of fair value for our hardware and software products. Accordingly, for transactions that have undelivered elements for which we have VSOE of the elements, revenue equal to the total fair value of the undelivered elements is deferred and is not recognized until the element is delivered to the customer.

Research and development

          Research and development costs are expensed as incurred.

Advertising costs

          We expense costs for advertising and promotional activities as incurred. Advertising and promotional expenses for the years ended December 31, 2003, 2002 and 2001 were $5.0 million, $4.7 million and $4.3 million.

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

Stock-based compensation

          At December 31, 2003, we had five stock-based employee compensation plans, which are described in Note 8. We account for those plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that the fair market value of the stock exceeds the exercise price of the stock option at the date of the grant. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	2003	2002	2001

Net loss, as reported	$(1,784)	$(7,731)	$(16,409)
Less: Stock-based employee compensation expense determined under fair value based method	(5,508)	(7,429)	(7,140)

Pro forma net loss	$(7,292)	$(15,160)	$(23,549)

Basic and diluted net loss per share:
As reported	$(0.12)	$(0.59)	$(1.59)

Pro forma	$(0.51)	$(1.16)	$(2.29)

          We account for non-employee stock-based compensation in accordance with SFAS No. 123 and FASB Emerging Issues Task Force, or EITF, Issue No. 96-18,  “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Net loss per share

          Basic and diluted net loss per share was computed by dividing the net loss by the weighted average common shares outstanding exclusive of unvested restricted shares.

          As more fully described in Note 8, we have an Adjustment Plan, which includes options granted in connection with the spin-off distribution occurring on April 6, 1998. As part of this distribution, existing ATL option holders received one of our options for every six ATL options held. Outstanding Adjustment Plan options to purchase our shares, our unvested restricted shares issued by ATL and options issued by us were not included in the computations of diluted net loss per share because to do so would be antidilutive. As of December 31, 2003, outstanding Adjustment Plan options totaled 52,840 and outstanding options we issued totaled 2,866,833. As of December 31, 2002 outstanding Adjustment Plan options totaled 86,645 and outstanding options we issued totaled 2,815,101. As of December 31, 2001, outstanding Adjustment Plan options and unvested restricted shares issued by ATL through the Distribution Date totaled 115,537 and 459 and outstanding options we issued totaled 2,505,651.

          The following is a reconciliation of the numerator and denominator of the basic and diluted loss per share calculations (in thousands, except loss per share):

	2003			2002			2001

	Loss	Shares	LPS	Loss	Shares	LPS	Loss	Shares	LPS

Weighted average shares outstanding		14,335			13,075			10,301
Weighted average unvested restricted stock		—			—			(1)

Basic and diluted loss per share	$(1,784)	14,335	$(0.12)	$(7,731)	13,075	$(0.59)	$(16,409)	10,300	$(1.59)

Accumulated Other Comprehensive Income

          Unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments are included in accumulated other comprehensive income.

          The following are the components of accumulated other comprehensive income at December 31 (in thousands):

	2003	2002

Net unrealized gain on investments	$101	$309
Cumulative translation adjustments	1,660	788

	$1,761	$1,097

Foreign currency translation

          The functional currencies of our international subsidiaries are the local currency of the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses of international operations are translated at average rates of exchange prevailing during the period. Net realized and unrealized gains on currency transactions were $346,000 for the year-ended December 31, 2003 and none for the years ended December 31, 2002 and 2001.

Recent accounting pronouncements

          In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for our 2003 fiscal year and we adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have an impact on our consolidated financial statements.

          In November 2002, the FASB issued Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 clarifies the requirements of Statement No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003, are not subject to liability recognition, but are subject to expanded disclosure requirements. The adoption of this interpretation did not have a material impact on our consolidated financial statements.

          In November 2002, the EITF reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” with respect to determining when and how to allocate revenue from sales with multiple deliverables. The EITF 00-21 consensus provides a framework for determining when and how to allocate revenue from sales with multiple deliverables based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003 and we adopted this consensus on July 1, 2003. The adoption of this consensus did not have a material impact on our consolidated financial statements.

          In January 2003, the FASB issued Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities”. Variable interest entities often are created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, or other transactions or arrangements. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” defines what these variable interest entities are and provides guidelines on how to identity them and also on how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. Generally, FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. On October 8, 2003, the FASB deferred the implementation date for the consolidation requirements of FIN 46 as it relates to variable interest entities that existed before February 1, 2003. FIN 46 also requires companies that expect to consolidate a variable interest entity they acquired before February 1, 2003 to disclose the entity’s nature, size, activities, and the company’s maximum exposure to loss in financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN46R with respect to variable interest entities created before January 31, 2003, which, among other things, revised the implementation date to the fiscal year or interim period ending after March 15, 2004, except for Special Purpose Entities. The adoption of this interpretation did not have an impact on our consolidated financial statements nor do we expect that it will have a material impact on our future consolidated financial statements.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheet.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on our consolidated financial statements.

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

Technology Transfer and License Agreement

          We entered into a technology transfer and license agreement with ATL pursuant to which we took ownership of certain ultrasound technology developed as part of a government grant and also patent rights, which had been established or were being pursued for that technology. As part of this agreement, we also entered into a cross-license whereby we had the exclusive right to use certain ATL technology existing on April 6, 1998 or developed by ATL during the three-year period following April 6, 1998 in ultrasound systems weighing 15 pounds or less, and ATL had the exclusive right to use our technology existing on April 6, 1998 or developed by us during the same three-year period in ultrasound systems weighing more than 15 pounds. On April 6, 2003, this cross-license became nonexclusive and, except for the patented technology of each party, now extends to all ultrasound systems regardless of weight.

          Our license from ATL bears a royalty equivalent to a percentage of the net sales of ultrasound products under fifteen pounds that use ATL technology. Royalty payments are required through September 2007. If prior to April 6, 2006, any single person or entity engaged in the medical diagnostic imaging business, other than through the sale or manufacture of our products, obtains, directly or indirectly, voting control of a majority of our common stock or the power to elect our entire board of directors, we will be required to pay $75 million to ATL. For the years ended December 31, 2003, 2002 and 2001, we incurred a royalty expense to ATL of $2.2 million, $1.8 million and $1.3 million, which is included in cost of revenue.

4. Cash, cash equivalents and investment securities

          The following table summarizes our cash, cash equivalents and investment securities at fair value (in thousands):

	As of December 31,

	2003	2002

Cash	$4,147	$4,893
Cash equivalents:
Money market accounts	9,536	21,488

Total cash and cash equivalents	$13,683	$26,381

Investment securities:
Short-term	$13,094	$10,019

Long-term	$34,239	$29,421

          The amortized cost, gross unrealized holding gains and losses and fair value of investment securities classified as available-for-sale securities as of December 31, 2003 were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value

Short-term:
Corporate bonds	$2,755	$4	$—	$2,759
US Government and agencies	10,327	9	(1)	10,335

Total short-term investments	$13,082	$13	$(1)	$13,094

Long-term:
Asset-backed securities	$20,651	$34	$—	$20,685
Corporate bonds	1,798	6	—	1,804
US Government and agencies	11,701	49	—	11,750

Total long-term investments	$34,150	$89	$—	$34,239

          The following table summarizes our realized gains and losses on investments for the years ended December 31, (in thousands):

	2003	2002	2001

Gains	$169	$7	$—
Losses	(52)	(44)	(240)

Net gains (losses)	$117	$(37)	$(240)

5. Financial statement detail as of December 31,

          Inventories consisted of the following (in thousands):

	2003	2002

Raw material	$4,479	$4,678
Work-in-process	48	120
Demonstration inventory	2,578	2,680
Finished goods	7,043	4,309

Total inventories	$14,148	$11,787

          At December 31, 2003, and 2002, finished goods included approximately $0.2 million and $0.5 million of inventory whose title had passed to the customer and for which revenue has not yet been recognized.

          Property and equipment consisted of the following (in thousands):

	2003	2002

Equipment, other than computer	$7,517	$6,260
Software	3,657	3,201
Computer equipment	3,115	2,941
Furniture and fixtures	1,391	1,286
Leasehold improvements	932	928

	16,612	14,616
Less accumulated depreciation and amortization	(11,048)	(8,524)

Total property and equipment	$5,564	$6,092

          Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $2.5 million, $2.6 million and $2.3 million.

          Assets acquired under capital leases, included above (in thousands):

	2003	2002

Computer equipment	$350	$350
Software	47	47

	397	397
Less accumulated amortization	(397)	(387)

Total assets under capital lease	$—	$10

          Accrued expenses consisted of the following (in thousands):

	2003	2002

Payroll and related	$3,641	$3,320
Outside services	935	790
Warranty	381	331
Royalties	706	531
Other	840	432

Total accrued expenses	$6,503	$5,404

          The warranty liability is summarized as follows (in thousands):

	Beginning of year	Charged to cost of revenue	Applied to liability	End of year

Year ended December 31, 2003	$331	$351	$(301)	$381
Year ended December 31, 2002	$281	$300	$(250)	$331

6. Investments in and receivables from affiliates

          In 1999, we made an initial capital contribution of $400,000 in the form of inventory into SonoSite China Limited (“SonoSite China”) for a 40% ownership interest. We accounted for this investment under the equity method of accounting.   SonoSite China is currently in the process of being dissolved. As of December 31, 2003, our net investment balance in SonoSite China was zero. For the years ended December 31, 2003, 2002 and 2001, we recognized revenue from sales to SonoSite China in the amount of $0, $262,000 and $303,000.

          In 2000, we invested $500,000 for a 19.9% common stock investment in a company from which we were also contracting for direct sales services. We used the equity method of accounting for this investment. In the fourth quarter of 2000, we decided to terminate our business relationship with this affiliate when we decided to discontinue the direct sales contract and hire the contractors as employees in early 2001. We then accelerated our amortization of excess acquisition cost of $475,000 to fully amortize the remaining balance in the fourth quarter of 2000 when we made this decision. We paid $1.0 million in 2001 for contract direct sales service expenses and fees to transfer their direct sales representatives to us. We paid them $3.4 million in 2000 for direct sales contract services. In 2002, we sold our ownership in the entity for a nominal amount.

          In 2003, we invested $90,000 into SonoSite China Medical Limited (“SonoSite China Medical”) for a 30% ownership interest.  We account for this investment under the equity method of accounting.  As of December 31, 2003, our net investment balance in SonoSite China Medical was approximately $4,000. For the year ended December 31, 2003, we recognized revenue from sales to SonoSite China Medical in the amount of $329,000.

7. Hedging activities

          We periodically enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. We do not enter into any derivative transaction for speculative purposes. These contracts are not designated as cash flow, fair value or net investment hedges under SFAS No. 133 and therefore, are marked-to-market with changes in fair value recorded to earnings. These contracts are entered into for periods consistent with the currency transaction exposures, generally three months. Any gains and losses on the fair value of these contracts would be largely offset by losses and gains on the underlying transactions.

          The currencies hedged during 2003 were the British Pound and the Euro. On December 31, 2003, we entered into foreign currency forward contracts totaling $8.7 million. All of these contracts expire on March 31, 2004 and serve as hedges of a substantial portion of our British Pound and Euro-denominated intercompany balances. The fair value of these contracts as of December 31, 2003 was nominal.

          Net recognized losses from foreign currency forward contracts totaled $729,000 during 2003 and are included in other income or loss in the consolidated statements of operations. We did not enter into any derivative instruments in 2002 or 2001.

8. Shareholders’ equity

Stock option plans

          As of December 31, 2003, we had the following stock compensation plans: the 1998 Nonofficer Employee Stock Option Plan (“1998 NOE Plan”), the 1998 Stock Option (“1998 Plan”), the Nonemployee Director Stock Option Plan (“Director Plan”), the Management Incentive Compensation Plan (“MIC Plan”), and the Adjustment Plan. Additionally, in 2000 and 2003, we granted 95,000 options and 35,000 options outside of these plans to corporate officers, which are included within the information presented herein and contain similar provisions to our 1998 Plan. We account for stock options issued to employees under provisions of APB 25 and therefore, to the extent the fair value of the underlying stock is equal to or less than the exercise price on the measurement date, no compensation expense is recognized for employee stock option grants.

          If we accounted for the costs relating to all option grants under the provisions of SFAS No. 123, our net loss would have been $7.3 million, or $0.51 per pro forma diluted share, in 2003, $15.2 million, or $1.16 per pro forma diluted share, in 2002 and $23.5 million, or $2.29 per pro forma diluted share, in 2001 (see Note 2).

          Pro forma compensation expense is recognized for the fair value of each option estimated on the date of grant using the Black-Scholes multiple option pricing model. The following assumptions were used for option grants in 2003, 2002 and 2001: expected volatility of 58%, 60% and 63%; risk-free interest rates of 2.7%, 3.8% and 4.5%; expected terms of 6.5 years; and zero dividend yield.

          Under the 1998 NOE Plan, 1998 Plan, MIC Plan and option grants outside our stock option plans, as of December 31, 2003, 3,092,800 total shares of common stock were authorized primarily for issuance upon exercise of stock options at prices equal to the fair market value of our common shares at the date of grant. As of December 31, 2003, 335,967 shares were available for grant under these stock option plans. In most cases, stock options issued prior to October 22, 2002 are exercisable at 25% each year over a four-year vesting period and have a ten-year term from the grant date. In October 2002, our Board of Directors approved a change in the vesting schedule for employee option grants made after October 22, 2002 so that first-time grants issued to new employees vest 25% after one year of employment and then monthly over the next three years, and grants made to employees after their first year of employment vest monthly over four years. However, provisions for 377,000 options granted in 1999 allowed for potential early vesting to occur upon the achievement of certain financial targets in 1999 and 2000. In 1999, these financial targets were met and, as a result, 188,500 options vested effective February 2000. These targets were not met in 2000 and therefore the unvested portion, 188,500 options, vest four years from their date of grant.

          Under the Director Plan, as of December 31, 2003, 110,000 shares of common stock were authorized for issuance of stock options at prices equal to the fair market value of our common shares at the date of grant. At December 31, 2003, there were no shares available for grant under this Plan. Stock options are exercisable and vest in full one year following their grant date provided the optionee has continued to serve as our director. Each option expires on the earlier of ten years from the grant date or 90 days following the termination of a director’s service as our director.

          We also have an Adjustment Plan, which includes options granted in connection with the dividend distribution occurring on April 6, 1998. As part of this distribution, existing ATL option holders received one of our options for every six ATL options held. There was no change to the intrinsic value of the option grant, ratio of exercise price to market value, vesting provisions or option period as a result of the distribution. As of December 31, 2003, 52,840 shares of common stock were authorized primarily for issuance upon exercise of stock options at prices equal to the fair market value of our common shares at the date of grant.

          Prior to the Distribution Date, we had no stock option plans specifically identified as our plans. All stock options granted through that date were part of ATL option plans.

          Also as part of the distribution, restricted shares totaling zero, zero, and 459, as determined using the exchange ratio of one of our restricted shares for every three ATL restricted shares, were outstanding as of December 31, 2003, 2002 and 2001.

          In 2003, we granted 10,000 options to a non-employee and, in accordance with the provisions of SFAS No. 123, calculated the fair value of the options using the Black-Scholes valuation model based on the following assumptions for the year ended December 31, 2003: expected volatility of 60%, risk-free interest rate of 4.2%, expected term of 10 years and zero dividend yield. For the year ended December 31, 2003, we recorded stock-based compensation expense related to these options of $42,000 in accordance with the accelerated methodology described in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

Summary of stock option activity

          The following table presents summary stock option activity for the years ended December 31 (shares presented in thousands):

	2003		2002		2001

	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price

Outstanding, beginning of year	2,902	$15.18	2,621	$14.49	2,300	$13.50
Granted	628	$17.50	530	$16.91	725	$16.10
Exercised	(377)	$10.06	(132)	$7.23	(145)	$7.70
Cancelled	(233)	$18.31	(117)	$16.64	(259)	$13.91

Outstanding, end of year	2,920	$16.09	2,902	$15.18	2,621	$14.49

Exercisable, end of year	1,734	$15.33	1,456	$13.24	1,026	$11.78

Weighted average fair value of options granted during the period		$11.39		$11.41		$11.45

          The following is a summary of stock options outstanding as of December 31, 2003 (shares presented in thousands):

	Options outstanding			Options exercisable

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price

$2.82 – $6.94	448	4.26	$6.84	448	$6.84
$6.97 – $14.47	659	6.94	$12.43	355	$12.19
$14.50 – $16.03	718	7.70	$15.34	335	$15.10
$16.17 – $19.70	580	8.38	$18.84	268	$18.48
$19.78 – $34.97	515	6.99	$26.77	328	$27.99

	2,920	7.01	$16.09	1,734	$15.33

Stock purchase rights

          On April 6, 1998, we and First Chicago Trust Company of New York (“First Chicago”) entered into a Rights Agreement. The Rights Agreement was subsequently amended on October 24, 2001 to reflect that EquiServe Trust Company, N.A. had succeeded First Chicago as the rights agent. The Rights Agreement has certain anti-takeover provisions, which will cause substantial dilution to a person or group that attempts to acquire us.   Under the Rights Agreement, each of our shareholders has one share purchase right for each share of common stock held, with each right having an exercise price approximating our board of directors’ estimate of the long-term value of one share of our common stock. The rights are triggered if an acquiror acquires, or successfully makes a tender offer for, 20% or more of our outstanding common stock. In such event, each shareholder other than the acquiror would have the right to purchase, at the exercise price, a number of newly issued shares of our capital stock at a 50% discount. If the acquiror were to acquire 50% or more of our assets or earning power, each shareholder would have the right to purchase, at the exercise price, a number of shares of acquiror’s stock at a 50% discount. Our board of directors may redeem the rights at a nominal cost at any time before a person acquires 20% or more of our outstanding common stock, which allows board-approved transactions to proceed. In addition, our board of directors may exchange all or part of the rights (other than rights held by the acquiror) for such number of shares of our common stock equal in value to the exercise price. Such an exchange produces the desired dilution without actually requiring our shareholders to purchase shares.

Warrants

          In 1999, we issued 15,000 warrants to non-employee consultants in connection with marketing work performed. These warrants had exercise prices of $11.44 and vested one year from their date of grant. During 2000, all these warrants were exercised through a cashless exercise, which resulted in the issuance of 8,877 shares of common stock. As of December 31, 2003, no warrants were outstanding.

9. Financing

          In May 2002, we sold 2,700,000 shares of common stock at a price of $17.25 per share. Net proceeds from this sale were $42.6 million. In August 2001, we sold 1,666,667 shares of common stock at a price of $15.00 per share to selected institutional and other accredited investors. Net proceeds from this private placement were $23.1 million.

10. Income taxes

          For income tax purposes, our results through the Distribution Date were included in the consolidated federal income tax return of ATL and, accordingly, the net operating loss generated prior to the Distribution Date is not available to us for use in periods subsequent to the Distribution Date. During the period from the Distribution Date through December 31, 2003, we accumulated domestic net operating loss carryforwards of approximately $65.2 million, foreign net operating loss carryforwards of approximately $8.9 million and research and experimentation tax credit carryforwards of approximately $2.5 million. These carryforwards begin expiring in 2018 and will be fully expired in 2023. Approximately $8.9 million of the domestic net operating loss carryforwards result from stock option deductions which, when and if realized, would result in a credit to shareholders’ equity.

          Because we have incurred losses since inception, a valuation allowance entirely offsetting deferred tax assets has been established, thereby eliminating any deferred tax benefit. The increase in the valuation allowance of $0.2 million in 2003, $2.1 million in 2002, and $6.9 million in 2001 is primarily the result of increasing net operating loss carryforwards. Under certain provisions of the Internal Revenue Code of 1986, as amended, the availability of our net operating loss and tax credit carryforwards may be subject to limitation if it should be determined that there has been a change in ownership of more than 50%. Such determination could limit the utilization of net operating loss and tax credit carryforwards.

          The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31 are as follows (in thousands):

	2003	2002

Deferred tax assets:
Domestic net operating loss carryforwards	$22,065	$23,327
Foreign net operating loss carryforwards	3,011	1,350
Research and experimentation tax credit carryforwards	2,517	2,430
Capital loss carryforwards	88	166
Allowances and accruals not recognized for tax purposes	649	549
Other	494	584

Gross deferred tax assets	28,824	28,406
Valuation allowance	(28,634)	(28,390)

	190	16
Deferred tax liabilities:
Depreciation	(190)	(16)

Net deferred tax assets	$—	$—

11. Employee Benefit Plan

401(k) Retirement Savings Plan

          All our employees in the United States are eligible to participate in our 401(k) Plan. Terms of the 401(k) Plan permit an employee to contribute up to a maximum of 16% of an employee’s annual compensation on a post-tax or pre-tax basis, up to the maximum permissible by the Internal Revenue Service (IRS) during any plan year. We match each employee’s contribution in increments equivalent to 100% for the first 3% and 50% for the second 3% of the employee’s contribution percentage. In 2003, 2002 and 2001, we contributed $859,000, $802,000 and $540,000 in matching contributions to the 401(k) Plan in accordance with the plan’s terms. Employees immediately vest in the contributions the employee makes. Vesting in our contribution on behalf of the employee occurs at equal increments at the end of each year of the first five years of an employee’s service with us.

12. Commitments and contingencies

Indemnification Obligations and Guarantees

          We apply the disclosure provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to our agreements that contain guarantee or indemnification clauses. We provide (i) indemnifications of varying scope and size to our customers and distributors against claims of intellectual property infringement made by third parties arising from the use of our products; (ii) indemnifications of varying scope and size to our customers against third party claims arising as a result of defects in our products; (iii) indemnifications of varying scope and size to consultants against third party claims arising from the services they provide to us; and (iv) guarantees to support obligations of some of our subsidiaries such as lease payments. These indemnifications and guarantees give rise only to the disclosure provisions of FIN 45.

          To date, we have not incurred material costs as a result of these obligations and do not expect to incur material costs in the future.  Accordingly, we have not accrued any liabilities in our financial statements related to these indemnifications or guarantees.

Operating leases

          We currently lease office and manufacturing space under operating leases. As of December 31, 2003, future minimum lease payments are as follows (in thousands):

2004	$1,513
2005	1,524
2006	1,426
2007	815
2008	241
Thereafter	944

$6,463

          Rent expense for the years ended December 31, 2003, 2002, and 2001 was $1.4 million, $1.1 million and $1.0 million.

Capital lease obligations

          We entered into certain long-term obligations to finance the purchase of capital equipment as part of our normal business operations. Original terms of the obligations range from 18 to 48 months and have imputed interest rates ranging between 10% and 15%. Obligations are secured by underlying assets. The following is a summary of the capital lease obligations and the related future minimum payments as of December 31, 2003 (in thousands):

Total lease payments due in 2004	$92
Less amount representing interest	(4)

Present value of net minimum capital lease payments - current	$88

Other commitments

          As part of our agreements with our suppliers, suppliers may procure resources and material expected to be used for the manufacture of our product in accordance with our production schedule provided to them. In the event these items are not used in the quantities submitted as part of the production schedule or material becomes obsolete as a result of production timing, material changes or design changes, we may be responsible for compensating our suppliers for these procurements. As of December 31, 2003, these commitments were not significant.

          As part of obtaining our lease for our current facility, we were required to deposit approximately $350,000, representing restricted cash with our bank. Also, we were required to maintain a deposit of approximately $310,000 with our bank in the United Kingdom as security for payment of customs and duties charges. Both amounts are included in other long-term assets.

          In the United States, we have complemented our direct sales efforts by entering into group purchasing agreements with major healthcare group purchasing organizations, or GPOs. Typically, a GPO negotiates with medical suppliers, such as us, on behalf of the GPO’s member healthcare facilities, providing such members with uniform pricing and terms and conditions. In exchange, the GPO identifies us as a preferred supplier for its members. Member facilities participating in the GPO’s purchasing program can consist of hospitals, medical group practices, nursing homes, surgery centers, managed care organizations, long term care facilities, clinics and integrated delivery networks. Currently, we have GPO supply agreements with AmeriNet, Inc., Novation, LLC, Premier, Inc., Broadlane, Inc. (includes Kaiser Permanente, Tenet Healthcare and others) and Consorta, Inc. We recorded sales and marketing expenses related to these agreements in the amounts of approximately $568,000 in 2003, $512,000 in 2002 and $236,000 in 2001.

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

          On August 20, 2003, the U.S. District Court in the Southern District of Texas issued a decision interpreting certain terms used in the ‘021 patent. This decision does not discuss whether the patent is valid or whether the patent would apply to any of our products. In the order, the court, in resolving disputed terms in the Markman hearing, adopted our construction of the term “a portable body designed to be hand held”, and adopted Neutrino’s construction of the terms “the moveably connected transducer mounting assembly” and “ultrasound emitter”. The court denied our motion for summary judgment.  We subsequently filed a new summary judgment motion using the court’s construction of the claim language that the ‘021 patent is invalid based on prior art. Neutrino has filed a summary judgment motion based on its allegations of infringement.

          We also have asked the Texas court to stay proceedings in Neutrino’s suit filed in the Middle District of Florida on August 19, 2003 against a former SonoSite distributor alleging that the sale of our products by such distributor infringes the ‘021 patent, and to enjoin Neutrino from filing similar suits against other sellers of SonoSite products. Neutrino had previously filed such a suit in the Middle District of Tennessee against another medical device distributor for selling a SonoSite product. That Tennessee case has been dismissed based on a final judgment and permanent injunction filed a month after the case was filed. The Tennessee judgment has no effect on the Texas proceedings. In the Florida action, we have filed a motion to stay the proceedings in the Florida court pending a final resolution of the patent suit in Texas. We have also filed a motion to strike certain counts of Neutrino’s complaint.

          We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in these matters. If we are not successful in our defense of these claims, we could be forced to modify or discontinue selling our products or may enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represented the majority of our revenue for the years ended December 31, 2003, 2002 and 2001.

          We do not consider a negative litigation outcome to be probable and have not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to its pending litigation. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations, financial position and cash flow.

13. Segment reporting

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

	2003	2002	2001

United States	$52,369	$42,586	$23,824
Europe, Africa and the Middle East	21,327	14,849	9,088
Japan	1,622	7,464	7,768
Other Asia (a)	4,367	4,468	2,079
Canada, Australia, South America and Latin America	5,085	3,668	2,936

Total revenue	$84,770	$73,035	$45,695

(a)  Other Asia includes primarily China, Taiwan, India and Korea.

          Long-lived assets, excluding financial instruments, by geographic location as of December 31 are as follows (in thousands):

	2003	2002	2001

Long-lived assets:
United States	$5,374	$5,889	$5,581
International	520	315	117

Total long-lived assets	$5,894	$6,204	$5,698

          Net assets of our international operations were approximately $17.4 million and $10.0 million at December 31, 2003 and 2002.

14. Quarterly results—unaudited

	For the three months ended,

	March 31	June 30	September 30	December 31

	(in thousands, except per share amounts)
2003:
Revenue	$17,158	$20,120	$20,225	$27,267
Cost of revenue	6,367	7,494	7,391	9,666

Gross margin	10,791	12,626	12,834	17,601
Operating expenses	13,728	14,232	13,415	15,593
Other income	373	309	420	230

Net income (loss)	$(2,564)	$(1,297)	$(161)	$2,238

Basic net income (loss) per share	$(0.18)	$(0.09)	$(0.01)	$0.15

Diluted net income (loss) per share	$(0.18)	$(0.09)	$(0.01)	$0.15

Shares used in computation of basic net income (loss) per share	14,206	14,268	14,391	14,470

Shares used in computation of diluted net income (loss) per share	14,206	14,268	14,391	15,250

2002:
Revenue	$12,843	$16,600	$18,468	$25,124
Cost of revenue	5,395	6,944	7,485	9,976

Gross margin	7,448	9,656	10,983	15,148
Operating expenses	11,104	12,264	13,770	14,526
Other income (loss)	(15)	118	348	247

Net income (loss)	$(3,671)	$(2,490)	$(2,439)	$869

Basic net income (loss) per share	$(0.32)	$(0.20)	$(0.17)	$0.06

Diluted net income (loss) per share	$(0.32)	$(0.20)	$(0.17)	$0.06

Shares used in computation of basic net income (loss) per share	11,372	12,623	14,087	14,177

Shares used in computation of diluted net income (loss) per share	11,372	12,623	14,087	14,573

          The quarterly information presented above reflects, in the opinion of management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim period presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

          The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including our principal executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

          Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003, and they have concluded that our disclosure controls and procedures were effective.

Changes in internal controls

          There were no significant changes in SonoSite’s internal controls over financial reporting or, to SonoSite’s knowledge, in other factors that could significantly affect SonoSite’s disclosure controls and procedures during the quarter ended December 31, 2003.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item is included in our proxy statement for our 2004 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the headings “Election of Directors” and “Executive Officers.” We will file the proxy statement within 120 days of December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION

          The information required by this Item is included in our proxy statement for our 2004 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Executive Compensation.” We will file the proxy statement within 120 days of December 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item is included in our proxy statement for our 2004 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management.” We will file the proxy statement within 120 days of December 31, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item is included in our proxy statement for our 2004 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Certain Relationships and Related Transactions.” We will file the proxy statement within 120 days of December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this Item is included in our proxy statement for our 2004 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Fee Disclosures.” We will file the proxy statement within 120 days of December 31, 2003.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

(1) Financial Statements—See “Index to Financial Statements” under Item 8 of this Report.

(2) Financial Statement Schedule.

Schedule II
Valuation and Qualifying Accounts

	Balance at beginning of year	Additions charged to general and administrative expense	Deductions	Balance at end of year

	(in thousands)
Year ended December 31, 2003:
Allowance for doubtful accounts	$832	$141	$40	$933
Year ended December 31, 2002:
Allowance for doubtful accounts	$1,034	$412	$614	$832
Year ended December 31, 2001:
Allowance for doubtful accounts	$723	$486	$175	$1,034

(3) Exhibits.

Exhibit No.	Description

3.1(A)	Restated Articles of Incorporation of the registrant (exhibit 3.1)
3.3(E)	Amended and Restated Bylaws of the registrant (exhibit 3.1)
4.1(A)	Rights Agreement between First Chicago Trust Company and the registrant, dated April 6, 1998 (exhibit 4.1)
4.2(E)	Amendment to Rights Agreement, dated August 8, 2001 (exhibit 4.2)
4.3(F)	Amendment to Rights Agreement, dated October 24, 2001 (exhibit 4.3)
4.4(I)	Amendment to Rights Agreement, dated August 25, 2003 (exhibit 4.1)
10.1(G)	1998 Stock Option, as amended and restated (exhibit 10.1)
10.2(A)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 1998 Stock Option Plan (exhibit 10.2)
10.3(H)	1998 Nonofficer Employee Stock Option Plan, as amended and restated (exhibit 10.1)
10.4(E)	Nonemployee Director Stock Option Plan, as amended and restated (exhibit 10.3)
10.5(C)	Management Incentive Compensation Plan (exhibit 10.5)
10.6(B)	Adjustment Plan (exhibit 10.6)
10.7(A)	Form of Senior Management Employment Agreement between the registrant and each of Kevin M. Goodwin, Michael J. Schuh and Bradley G. Garrett (exhibit 10.7)
10.8(A)	Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended (exhibit 10.9)
10.9(F)	Third Amendment to Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, dated as of March 10, 2000 (exhibit 10.9)
10.10(D)	Lease Agreement between Riggs & Company, a division of Riggs Bank N.A., and the registrant, dated December 28, 1999 (exhibit 10.14)
10.11(D)*	Distribution Agreement between Olympus Optical Co. Ltd. and the registrant, dated August 1, 1999 (exhibit 10.15)
10.12(F)	Assignment of Distribution Agreement by and among Olympus Optical Co., Ltd., Olympus Promarketing, Inc. and the registrant, effective September 18, 2001 (exhibit 10.12)
10.13(J)	Option Notice Agreement, dated July 17, 2000, between the registrant and Daniel Walton (exhibit 99.1)
10.14(J)	Option Notice Agreement, dated July 24, 2000, between the registrant and Michael J. Shuh (exhibit 99.2)
10.15(K)	Option Notice Agreement, dated September 11, 2003, between the registrant and Henry (Skip) Krause (exhibit 99.1)

10.16(K)	Option Notice Agreement, dated September 22, 2003, between the registrant and Marla Koreis (exhibit 99.2)
21.1†	Subsidiaries of the registrant
23.1†	Consent of KPMG LLP, independent auditors
24.1†	Power of attorney (contained on signature page)
31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

†	Filed herewith.
*	Confidential treatment requested.
(A)	Incorporated by reference to the designated exhibit included in SonoSite’s Registration Statement on Form S-1 (Registration No. 333-74157) filed on October 3, 1999.
(B)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10 (SEC File No. 000-23791) filed on March 19, 1998.
(C)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 1998 (SEC File No. 000-23791) filed on March 22, 1999.
(D)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 1999 (SEC File No. 000-23791) filed on March 30, 2000.
(E)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-23791) filed on November 13, 2001.
(F)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 2001 (SEC File No. 000-23791) filed on February 22, 2002.
(G)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 000-23791) filed on May 13, 2002.
(H)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 000-23791) filed on August 13, 2002.
(I)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K (SEC File No. 000-23791) filed on August 26, 2003.
(J)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333-51820) filed on December 14, 2000.
(K)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 110913) filed on December 4, 2003.

(b) Reports on Form 8-K

          On October 14, 2003, we furnished a Current Report on Form 8-K, dated October 13, 2003, (a) furnishing under Item 12 thereof certain preliminary results of our operations for the quarter ended September 30, 2003 and (b) furnishing as exhibits under Item 7 thereof the related press release dated October 13, 2003.

          On October 16, 2003, we furnished a Current Report on Form 8-K, dated October 14, 2003, (a) reporting under Item 12 thereof that a conference call was held on October 14, 2003 announcing certain preliminary results of our operations for the quarter ended September 30, 2003 and (b) furnishing as exhibits under Item 7 thereof the related transcript for the conference call and the related transcript of the question and answer session from the conference call.

          On October 30, 2003, we furnished a Current Report on Form 8-K, dated October 30, 2003, (a) furnishing under Item 12 thereof the results of our operations for the quarter ended September 30, 2003 and (b) furnishing as exhibits under Item 7 thereof the related press release dated October 30, 2003.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONOSITE, INC.

By	/S/ Michael J. Schuh

Michael J. Schuh Vice President-Finance, Chief Financial Officer, and Treasurer

          Date: March 12, 2004

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

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 12th day of March 2004.

/S/ KIRBY L. CRAMER	Chairman of the Board

Kirby L. Cramer

/S/ KEVIN M. GOODWIN	President, Chief Executive Officer and Director (Principal Executive Officer)

Kevin M. Goodwin

/S/ MICHAEL J. SCHUH	Vice President-Finance, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

Michael J. Schuh

/S/ EDWARD V. FRITZKY	Director

Edward V. Fritzky

/S/ STEVEN R. GOLDSTEIN, M.D.	Director

Steven R. Goldstein, M.D.

/S/ Robert G. Hauser, M.D.	Director

Robert G. Hauser, M.D.

/S/ WILLIAM G. PARZYBOK, JR.	Director

William G. Parzybok, Jr.

/S/ JEFFREY PFEFFER, PH.D.	Director

Jeffrey Pfeffer, Ph.D.

/S/ RICHARD S. SCHNEIDER, PH.D.	Director

Richard S. Schneider, Ph.D.

/S/ JACQUES SOUQUET, PH.D.	Director

Jacques Souquet, Ph.D.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1(A)	Restated Articles of Incorporation of the registrant (exhibit 3.1)
3.3(E)	Amended and Restated Bylaws of the registrant (exhibit 3.1)
4.1(A)	Rights Agreement between First Chicago Trust Company and the registrant, dated April 6, 1998 (exhibit 4.1)
4.2(E)	Amendment to Rights Agreement, dated August 8, 2001 (exhibit 4.2)
4.3(F)	Amendment to Rights Agreement, dated October 24, 2001 (exhibit 4.3)
4.4(I)	Amendment to Rights Agreement, dated August 25, 2003 (exhibit 4.1)
10.1(G)	1998 Stock Option, as amended and restated (exhibit 10.1)
10.2(A)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 1998 Stock Option Plan (exhibit 10.2)
10.3(H)	1998 Nonofficer Employee Stock Option Plan, as amended and restated (exhibit 10.1)
10.4(E)	Nonemployee Director Stock Option Plan, as amended and restated (exhibit 10.3)
10.5(C)	Management Incentive Compensation Plan (exhibit 10.5)
10.6(B)	Adjustment Plan (exhibit 10.6)
10.7(A)	Form of Senior Management Employment Agreement between the registrant and each of Kevin M. Goodwin, Michael J. Schuh and Bradley G. Garrett (exhibit 10.7)
10.8(A)	Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended (exhibit 10.9)
10.9(F)	Third Amendment to Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, dated as of March 10, 2000 (exhibit 10.9)
10.10(D)	Lease Agreement between Riggs & Company, a division of Riggs Bank N.A., and the registrant, dated December 28, 1999 (exhibit 10.14)
10.11(D)*	Distribution Agreement between Olympus Optical Co. Ltd. and the registrant, dated August 1, 1999 (exhibit 10.15)
10.12(F)	Assignment of Distribution Agreement by and among Olympus Optical Co., Ltd., Olympus Promarketing, Inc. and the registrant, dated effective October 5September 18, 2001 (exhibit 10.12)
10.13(J)	Option Notice Agreement, dated July 17, 2000, between the registrant and Daniel Walton (exhibit 99.1)
10.14(J)	Option Notice Agreement, dated July 24, 2000, between the registrant and Michael J. Shuh (exhibit 99.2)
10.15(K)	Option Notice Agreement, dated September 11, 2003, between the registrant and Henry (Skip) Krause (exhibit 99.1)
10.16(K)	Option Notice Agreement, dated September 22, 2003, between the registrant and Marla Koreis (exhibit 99.2)
21.1†	Subsidiaries of the registrant
23.1†	Consent of KPMG LLP, independent auditors
24.1†	Power of attorney (contained on signature page)
31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

†	Filed herewith.
*	Confidential treatment requested.
(A)	Incorporated by reference to the designated exhibit included in SonoSite’s Registration Statement on Form S-1 (Registration No. 333-714157) filed on October 3, 1999.
(B)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10 (SEC File No. 000-23791) filed on March 19, 1998.
(C)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 1998 (SEC File No. 000-23791) filed on March 22, 1999.
(D)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 1999 (SEC File No. 000-23791) filed on March 30, 2000.
(E)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-23791) filed on November 13, 2001.
(F)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 2001 (SEC File No. 000-23791) filed on February 22, 2002.
(G)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 000-23791) filed on May 13, 2002.
(H)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2002 (SEC File No.

000-23791) filed on August 13, 2002.
(I)	Incorporated by reference to the Exhibit 4.1designated exhibit included in SonoSite’s report on Form 8-K filed on August 26, 2003 (SEC File No. 000-23791) filed on August 26, 2003.
(J)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333-51820) filed on December 14, 2000.
(K)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 110913) filed on December 4, 2003.