Form 10-Q
period 2004-03-31
SONOSITE INC
filed 2004-05-10
CIK 1055355

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2004

OR

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to to

Commission file number 0-23791

SONOSITE, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1405022
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification Number)

21919 30th Drive SE, Bothell, WA (Address of Principal Executive Offices)	98021-3904 (Zip Code)

  (425) 951-1200
(Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X       No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X  No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	14,723,823 (Outstanding as of May 4, 2004)

SonoSite, Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2004

PART I:  FINANCIAL INFORMATION
Item 1.    Financial Statements

SonoSite, Inc.

Condensed Consolidated Balance Sheets
(unaudited)

(In thousands, except share data)	March 31,	December 31,
Assets	2004	2003

Current assets:
Cash and cash equivalents	$14,203	$13,683
Short-term investment securities	5,770	13,094
Accounts receivable, less allowance for doubtful accounts of $1,110 and $933	22,799	25,849
Inventories	13,137	14,148
Prepaid expenses and other current assets	1,811	1,520

Total current assets	57,720	68,294

Property and equipment, net	5,997	5,564
Investment securities	44,102	34,239
Other assets	1,915	993

Total assets	$109,734	$109,090

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,290	$3,054
Accrued expenses	6,806	6,503
Current portion of long-term obligations	51	88
Deferred revenue	3,835	3,840

Total current liabilities	13,982	13,485

Deferred rent	263	275

Total liabilities	14,245	13,760

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1.00 par value
Authorized shares--6,000,000
Issued and outstanding shares--none	--	--
Common stock, $.01 par value
Authorized shares--50,000,000
Issued and outstanding shares:
As of March 31, 2004--14,701,813
As of December 31, 2003--14,572,524	147	146
Additional paid-in-capital	182,547	180,839
Accumulated deficit	(88,816)	(87,416)
Accumulated other comprehensive income	1,611	1,761

Total shareholders' equity	95,489	95,330

Total liabilities and shareholders' equity	$109,734	$109,090

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended
(In thousands, except loss per share)	March 31,
	2004	2003

Revenue	$23,514	$17,158
Cost of revenue	8,285	6,367

Gross margin	15,229	10,791

Operating expenses:
Research and development	3,073	2,833
Sales and marketing	11,585	8,890
General and administrative	2,232	2,005

Total operating expenses	16,890	13,728

Other income (loss):
Interest income	218	270
Interest expense	(1)	(7)
Other	44	110

Total other income	261	373

Net loss	$(1,400)	$(2,564)

Basic and diluted net loss per share	$(0.10)	$(0.18)

Weighted average common shares used in computing net loss per share	14,631	14,206

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
(In thousands)	March 31,
	2004	2003

Operating activities:
Net loss	$(1,400)	$(2,564)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	670	601
Equity in losses of affiliates	57	--
Net gain on investments	(52)	(17)
Amortization of premiums on investment securities	148	176
Stock-based compensation to non-employees	19	--
Changes in operating assets and liabilities:
Accounts receivable	3,025	3,438
Inventories	1,044	(1,563)
Prepaid expenses and other assets	(1,269)	380
Accounts payable	239	(1,511)
Accrued expenses	309	(27)
Deferred liabilities	(26)	266

Net cash provided by (used in) operating activities	2,764	(821)

Investing activities:
Purchase of investments	(16,868)	(6,115)
Proceeds from sales/maturities of investments	14,248	6,095
Purchase of property and equipment	(1,106)	(236)

Net cash used in investing activities	(3,726)	(256)

Financing activities:
Exercise of stock options	1,690	144
Repayment of long-term obligations	(37)	(32)

Net cash provided by financing activities	1,653	112

Effect of exchange rate changes on cash and cash equivalents	(171)	20

Net change in cash and cash equivalents	520	(745)
Cash and cash equivalents at beginning of period	13,683	26,381

Cash and cash equivalents at end of period	$14,203	$25,636

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$7

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on investments	$67	$(4)

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Interim Financial Information

Basis of Presentation

     The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information furnished reflects, in the opinion of SonoSite, Inc. management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of our expected results for the entire year ending December 31, 2004 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003, included in our Annual Report on Form 10-K.

Stock-based compensation

     At March 31, 2004, we had five stock-based employee compensation plans. We account for those plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that the fair market value of the stock exceeds the exercise price of the stock option at the date of the grant. There was no compensation expense related to stock option grants to employees for the three month periods ended March 31, 2004 or 2003. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended
	March 31,
	2004	2003

Net loss, as reported	$(1,400)	$(2,564)
Less: Stock-based employee compensation expense determined under fair value based method	(1,133)	(1,400)

Pro forma net loss	$(2,533)	$(3,964)

Basic and diluted net loss per share:
As reported	$(0.10)	$((0.18)

Pro forma	$(0.17)	$((0.28)

     We account for non-employee stock-based compensation in accordance with SFAS No. 123 and FASB Emerging Issues Task Force, or EITF, Issue No. 96-18,  "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

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

Accounts receivable

     In the ordinary course of business, we grant credit to a broad customer base. Of the accounts receivable balance at March 31, 2004, 62% and 38% were receivable from international and domestic parties, prior to any allowance for doubtful accounts.  The same percentages as of December 31, 2003 were 52% and 48% prior to any allowance for doubtful accounts.

     For the three months ended March 31, 2004, revenue was 50% domestic and 50% international, compared to 57% domestic and 43% international for the three months ended March 31, 2003.

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

     We utilize foreign currency forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable denominated in foreign currencies. We recognize all derivative financial instruments (foreign currency forward contracts) in accordance with Statement of Financial Accounting Standards, or SFAS, No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. For derivative instruments designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivative instruments designed as cash flow and net investment hedges, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income. The ineffective portions are recognized in earnings.

Inventories

      Inventories are stated at the lower of cost or market, on a first-in, first-out method. Included in our inventories balance are demonstration products used by our sales representatives and marketing department, and items that have been shipped to customers for which revenue recognition requirements have not been met, including products whose title and custody have passed to the customer. Adjustments to reduce carrying costs are recorded for obsolete material, earlier generation products and refurbished products held either as saleable inventory or as demonstration product. Inventory items for which title has passed to customers are evaluated for recoverability based on the same process we use to evaluate collection of accounts receivable. If market conditions are less favorable than those projected by management, additional downward inventory cost adjustments may be required.

     Inventories consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2004	2003

Raw material	$3,811	$4,479
Work-in-process	277	48
Demonstration inventory	2,813	2,578
Finished goods	6,236	7,043

Total	$13,137	$14,148

     At both March 31, 2004 and December 31, 2003, finished goods included $0.2 million of inventory whose title had passed to the customer and for which revenue has not yet been recognized.

Property and equipment

     Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Maintenance and repair costs are expensed as incurred, with additions and improvements to property and equipment capitalized.

     Depreciation and amortization are calculated using the straight-line method over estimated useful lives as follows:

Asset	Estimated Useful Lives

Equipment, other than computer	3-5 years
Software	3 years
Computer equipment	3-5 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of estimated useful life or expected remaining lease term

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

Warranty liability

     Our typical warranty period is one year and is included with the original purchase of our ultrasound imaging systems. The warranty liability is summarized as follows (in thousands):

	Balance at			Balance at
	beginning of	Charged to	Applied to	end of
	period	cost of revenue	liability	period

Three months ended March 31, 2004	$ 381	171	(121)	$ 431
Three months ended March 31, 2003	$ 331	94	(44)	$ 381

Concentration of credit and supply risk

     Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and accounts receivable.

     We depend on some single-source suppliers to provide highly specialized parts and other components, and may experience an interruption of supply if a supplier is unable or unwilling to meet our time, quantity and quality requirements. There are relatively few alternative sources of supply for some of these items. A change in demand for some parts by other companies in our industry could also interrupt our supply of components. For example, in March 2003, one of our component suppliers, Philips Semiconductor, or Philips, informed us that, commencing in September 2003, it would discontinue production of our integrated circuit chips using 0.35-micron technology.  We have designed and implemented a new chip using 0.2-micron technology that will continue to be produced by Philips to replace all but one of the discontinued chips.  We expect to design and implement an additional new chip to replace the remaining 0.35-micron chip by early 2005.  In the second quarter of 2003, we entered into a purchase commitment totaling approximately $3.6 million for supplies of 0.35-micron chips from Philips for our anticipated manufacturing needs until new chips have been incorporated in all of our products.  We pay for these chips at the time deliveries are made to us. As of March 31, 2004, our remaining purchase commitment was approximately $3.2 million. On December 31, 2004, we are required to take possession of, and pay for, the balance of the undelivered chips. Demand for our products, however, may exceed our forecasts, in which case we would require additional 0.35-micron chips to manufacture additional products.  Conversely, if demand for our products falls short of our forecasts, we may experience excess inventory of 0.35-micron chips.  If our actual demand for these chips varies significantly from our forecasted demand, we may experience delays in manufacturing, lost sales, a write-down of inventory or a deterioration in gross margin.     In addition, we have transferred the production of our circuit boards to one of the world's largest electronic manufacturing services suppliers who will produce the boards in their Thailand manufacturing facility. We have begun this transfer and expect it to be completed by the end of the second quarter of 2004. If, as a result of this transfer, we experience delays in the receipt or a deterioration in product yields of these components, we may experience delays in manufacturing or an increase in costs resulting in lost sales or a deterioration in gross margin.

Accumulated other comprehensive income and loss

     Unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments are included in accumulated other comprehensive income.

     The following presents the components of accumulated other comprehensive income and loss (in thousands):

	Three Months Ended
	March 31,
	2004	2003

Net loss	$(1,400)	$(2,564)
Other comprehensive income (loss):
Foreign currency translation adjustment	(165)	320
Unrealized holding gains (losses) arising during the period	67	(4)
Less reclassification adjustment for gains included in net loss	(52)	(17)

Comprehensive loss	$(1,550)	$(2,265)

Net loss per share

     Basic and diluted net loss per share was computed by dividing the net loss by the weighted average common shares outstanding. Outstanding options to purchase our shares were not included in the computations of diluted net loss per share because to do so would be antidilutive. As of March 31, 2004 and 2003, our outstanding options totaled 2,794,230 and 2,863,128.

Foreign currency translation

     The functional currencies of our international subsidiaries are the local currency of the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses of international operations are translated at average rates of exchange prevailing during the period. Net realized and unrealized gains on currency transactions were $117,000 for the three months ended March 31, 2004 and $93,000 for the three months ended March 31, 2003.

Litigation

     On July 24, 2001, Neutrino Development Corporation filed a complaint against us in U.S. District Court, Southern District of Texas, Houston Division, alleging infringement of U.S. Patent 6,221,021, or the '021 patent, by SonoSite as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180 PLUS, SonoHeart and SonoHeart PLUS devices. The complaint asserts claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorney's fees and costs, and pre- and post-judgment interest. On August 14, 2001, we filed an answer asserting affirmative defenses of non-infringement and patent invalidity, and included a counterclaim seeking a declaratory judgment of non-infringement and invalidity regarding Neutrino's patent. On October 4, 2001, the court denied a request by Neutrino for preliminary injunctive relief to prevent us from manufacturing and selling our products pending the ultimate disposition of the litigation. On February 20, 2002, in what is known as a "Markman" hearing, the parties presented their arguments regarding the proper construction of Neutrino's patent claims.

     On August 20, 2003, the U.S. District Court in the Southern District of Texas issued a decision interpreting certain terms used in the '021 patent. This decision does not discuss whether the patent is valid or whether the patent would apply to any of our products. In the order, the court, in resolving disputed terms in the Markman hearing, adopted our construction of the term "a portable body designed to be hand held", and adopted Neutrino's construction of the terms "the moveably connected transducer mounting assembly" and "ultrasound emitter". The court denied our motion for summary judgment.  We subsequently filed a new summary judgment motion using the court's construction of the claim language that the '021 patent is invalid based on prior art. Neutrino has filed a summary judgment motion based on its allegations of infringement.

      We also have asked the Texas court to stay proceedings in Neutrino's suit filed in the Middle District of Florida on August 19, 2003 against a former SonoSite distributor alleging that the sale of our products by such distributor infringes the '021 patent, and to enjoin Neutrino from filing similar suits against other sellers of SonoSite products. Neutrino had previously filed such a suit in the Middle District of Tennessee against another medical device distributor for selling a SonoSite product. That Tennessee case has been dismissed based on a final judgment and permanent injunction filed a month after the case was filed. The Tennessee judgment has no effect on the Texas proceedings. In the Florida action, we have filed a motion to stay the proceedings in the Florida court pending a final resolution of the patent suit in Texas. We have also filed a motion to strike certain counts of Neutrino's complaint.

      We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in these matters. If we are not successful in our defense of these claims, we could be forced to pay damages related to past product sales, modify or discontinue selling our products or may enter into royalty or licensing agreements for future product sales, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represented the majority of our revenue for three month periods ended March 31, 2004 and 2003.

     We have not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to its pending litigation. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations, financial position and cash flow.

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

	Three Months Ended
	March 31,
	2004	2003

United States	$11,783	$9,834
Europe, Africa and the Middle East	8,805	5,072
Japan	1,265	137
Other Asia (a)	895	1,118
Canada, Australia, South America and Latin America	766	997

Total Revenue	$23,514	$17,158

(a) Other Asia includes primarily China, Korea and Taiwan.

Recent accounting pronouncements

     In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables," with respect to determining when and how to allocate revenue from sales with multiple deliverables. The EITF 00-21 consensus provides a framework for determining when and how to allocate revenue from sales with multiple deliverables based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003 and we adopted this consensus on July 1, 2003. The adoption of this consensus did not have a material impact on our consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, or FIN 46, "Consolidation of Variable Interest Entities". Variable interest entities often are created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, or other transactions or arrangements. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," defines what these variable interest entities are and provides guidelines on how to identity them and also on how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. On October 8, 2003, the FASB deferred the implementation date for the consolidation requirements of FIN 46 as it relates to variable interest entities that existed before February 1, 2003. FIN 46 also requires companies that expect to consolidate a variable interest entity they acquired before February 1, 2003 to disclose the entity's nature, size, activities, and the company's maximum exposure to loss in financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which, among other things, revised the implementation date to the fiscal year or interim period ending after March 15, 2004 except for Special Purpose Entities. The adoption of this interpretation did not have an impact on our consolidated financial statements.

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

Overview

     We are a leading worldwide developer of high-performance, hand-carried ultrasound imaging systems for use in a variety of clinical applications and settings. Our proprietary technologies have enabled us to design hand-carried diagnostic ultrasound systems that combine all-digital, high-resolution imaging with advanced features and capabilities traditionally found on cart-based ultrasound systems. We believe that the mobility, high clinical utility, durability, ease of use and cost-effectiveness of our products are expanding existing markets and will create new markets for ultrasound imaging by bringing ultrasound out of the imaging center to other clinical settings and to the point-of-care such as the patient's bedside or the physician's examining table.

     The size and complexity of traditional cart-based ultrasound systems typically require a physician or highly trained clinician to perform the examination in a centralized imaging department, such as a hospital's radiology department. By providing ultrasound at the primary point-of-care, our easy-to-use systems can eliminate delays associated with the referral process and enable physicians to use ultrasound more frequently and in a wider variety of clinical settings. This increased accessibility creates the potential for enhanced patient care through earlier diagnosis of diseases and conditions.

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

     Accounts receivable. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly reviewing the aging of our accounts receivable and evaluating individual customer receivables, considering customers' financial condition, historical experience, credit history and current economic condition. Losses can be difficult to anticipate. An increase in losses beyond those expected by management would reduce earnings when they become known.

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

     Our sales arrangements may contain multiple elements, which include hardware and software products. Revenue from the sale of software in these arrangements is recognized in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition," as amended. In general, we have vendor specific objective evidence, or VSOE, of fair value for our products.  Accordingly, for transactions that have undelivered elements for which we have VSOE of the elements, revenue equal to the total fair value of the undelivered elements is deferred and is not recognized until the element is delivered to the customer.

     Valuation of inventories. Inventories are stated at the lower of cost or market on a first-in, first-out method. Included in our inventories balance are demonstration products used by our sales representatives and marketing department and items that have been shipped to customers for which revenue recognition requirements have not been met. Adjustments to reduce carrying costs are recorded for obsolete material, earlier generation products and used or refurbished products held either as saleable inventory or as demonstration product. Inventory items for which title has passed to customers are evaluated for recoverability based on the same process we use to evaluate collection of accounts receivable.

     We make judgments regarding the carrying value of our inventories based on current market conditions. Market conditions may change depending upon competitive product introductions, consumer demand and reimbursement criteria in the medical community. If market conditions change or if the introduction of new products by us impacts the market for our previously released products, we may be required to write down the cost of our inventories.

     Warranty expense. We accrue estimated warranty expenses at the time of sale for costs expected to be incurred under our product warranties. This provision for warranty expenses is made based upon our historical experience and management's judgment. We have limited history with some of our products. Any unexpected increase in defects would result in an increase in warranty expense and a reduction in earnings.

Results of Operations for the Three Months Ended March 31, 2004 and March 31, 2003

Revenue

Overview

     Revenue increased to $23.5 million for the three months ended March 31, 2004 from $17.2 million for the three months ended March 31, 2003, primarily due to an increase in sales in the United States, Europe and Japan. The increase in revenue was primarily due to sales of our latest product introduction, the TITAN system. The first shipments of the TITAN system occurred in June 2003 and accounted for approximately 47% of our worldwide revenue for the quarter ended March 31, 2004.

United States

     U.S. revenue increased to $11.8 million for the three months ended March 31, 2004, compared to $9.8 million for the three months ended March 31, 2003. The increase was due to sales of the TITAN system, higher sales force productivity and increased dealer sales. Sales of the TITAN system accounted for approximately 48% of U.S. revenue for the three months ended March 31, 2004.

Rest of the world

      Revenue from Europe, Africa and the Middle East increased to $8.8 million for the three months ended March 31, 2004, from $5.1 million for the comparable period in 2003. The increase is primarily due to increased direct sales in the United Kingdom, France, Germany, and Spain. Sales of the TITAN system accounted for approximately 53% of such revenue for the three months ended March 31, 2004. Changes in exchange rates accounted for approximately $0.9 million of the increase in revenue.

     Revenue from Canada, South and Latin America and Asia (excluding Japan) decreased to $1.7 million for the three months ended March 31, 2004, from $2.1 million, for the three months ended March 31, 2003, due to timing of distributor orders in China and changes in our  distributor relationships in Australia, Canada and Mexico.

     Revenue from Japan increased to $1.3 million for the three months ended March 31, 2004, from $137,000 for the three months ended March 31, 2003. The increase was primarily due to final sales during the quarter ended March 31, 2004 under our exclusive distribution arrangement with our distributor, Olympus, to fill their existing backlog. During 2003, the Olympus organization underwent significant organizational changes, which affected its ability to provide sufficient sales and marketing focus on our products. As a result, our exclusive distribution arrangement with Olympus has ended, by mutual agreement. We have established a wholly-owned subsidiary in Japan with both a direct and a contract sales force and are exploring new distribution relationships in Japan. We expect to finalize these relationships in the second quarter of 2004. Our Japanese subsidiary will take over the customer accounts formerly managed by Olympus. The year-over-year increase was also due to ongoing sales under an OEM and Technology Agreement with Olympus. Sales under this agreement are expected to continue.

     We anticipate that revenue will increase in 2004 compared to prior years due to continued expansion of our direct selling efforts in the United States and Europe, the establishment of direct sales operations in Japan, Canada and Australia, introduction of new product features, and the overall expansion of market awareness and acceptance of our products. However, increased competition may impact the extent of the increase in our anticipated growth in revenue. We currently face competition from larger companies that manufacture cart-based and portable ultrasound systems and have greater financial and other resources. Some of these competitors have introduced hand-carried ultrasound products. In 2004, we anticipate improvement in our revenue from Japan due to the establishment of direct sales operation there and the expected establishment of additional distributor relationships. Our newly created wholly-owned subsidiary in Japan has received licenses in its name to sell the 180 series and TITAN systems in Japan, and the iLook license approval is in process.  However, regulatory approval of our new products in Japan could be delayed, which could impact our anticipated revenue.

Gross margin

     Gross margin increased to 65% for the three months ended March 31, 2004, compared to 63% for the three months ended March 31, 2003. The increase in gross margin was primarily due to increased average selling prices resulting primarily from sales of the TITAN system.

     We expect our gross margin percentage in 2004 to increase slightly from our gross margin in 2003. Nevertheless, increased competition from existing and new competitors in the highly portable ultrasound system market could result in lower average realized prices and could lower our gross margin. Our gross margin can be expected to fluctuate in future periods based on the mix of business between direct and distributor sales and our product and accessories sales mixes. Changes in our cost of inventory also may impact our gross margin. Adjustments to reduce carrying costs are recorded for obsolete material, earlier generation products and used or refurbished products held either as saleable inventory or as demonstration product. If market conditions change or the introduction of new products by us impacts the market for our previously released products, we may be required to write down the cost of our inventory, resulting in a negative impact on gross margins. Additionally, we rely on our sales forecasts by product to determine production volume. To the extent our sales forecasts or product mix estimates are inaccurate, we may produce excess inventory or experience inventory shortages, which may result in an increase in our costs of revenue, a decrease in our gross margin or lost sales.

Liquidity and Capital Resources

      Research and development expenses were $3.1 million for the three months ended March 31, 2004, compared to $2.8 million for the three months ended March 31, 2003. Research and development expenses increased primarily due to expenses associated with the development of advanced features for the TITAN system and the development of our next generation chip-set.

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

      Sales and marketing expenses were $11.6 million for the three months ended March 31, 2004, compared to $8.9 million for the three months ended March 31, 2003. The increase was primarily due to expansion of our international operations, increased compensation for commissions related to the increase in revenue and costs related to improving our sales processes. Changes in exchange rates accounted for approximately $0.5 million of the increase in expenses.

     We anticipate that sales and marketing expenses in 2004 will increase primarily due to sales force expansion in the U.S. and the establishment of direct sales operations in Japan, Canada and Australia.

      General and administrative expenses were $2.2 million for the three months ended March 31, 2004, compared to $2.0 million for the three months ended March 31, 2003. The increase in general and administrative expenses was related primarily to supporting our business growth.

     We anticipate that general and administrative expenses will increase in 2004 in order to support our increased business activity. We may incur additional substantial legal expenses as we continue to defend our patent rights in the existing Neutrino patent infringement litigation. In addition, we may incur unanticipated legal expenses if we become involved in any new litigation.

Other income (loss)

     Other income decreased to $261,000 for the three months ended March 31, 2004, compared to $373,000 for the three months ended March 31, 2003, primarily due to equity investment losses from our joint venture in China and a decrease in interest income because of a lower average cash balance and lower investment returns.

Liquidity and Capital Resources

     Our cash and cash equivalents balance was $14.2 million as of March 31, 2004, compared to $13.7 million as of December 31, 2003. Cash and cash equivalents were primarily invested in money market accounts. Our short-term and long-term investment securities totaled $49.9 million as of March 31, 2004, compared to $47.3 million as of December 31, 2003. Investment securities consist of high-grade U.S. government or corporate debt and high-grade asset-backed securities. While our intent is to hold our securities until maturity, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies.

     Operating activities provided cash of $2.8 million for the three months ended March 31, 2004, compared to cash used of $0.8 million for the three months ended March 31, 2003. The increase in cash provided in 2004 compared with 2003 was primarily due to a reduction in our net loss, a decrease in inventory in 2004 due to a higher than planned sales volume and an increase in accounts payable due to timing differences.  These were partially offset by an increase in prepaid expenses and other assets due to an increased cash deposit for a value-added tax guarantee by our U.K. subsidiary.

     Investing activities used cash of $3.7 million for the three months ended March 31, 2004, compared to cash used of $0.3 million for the three months ended March 31, 2003. The increase in cash used in 2004 compared with 2003 was primarily due to net purchases of investment securities and purchases of property and equipment.

     We anticipate using cash to invest in high quality investment instruments in 2004, the extent of which will depend on the interest rate environment during the period and the timing of cash flows from our operations during the period.

      Financing activities provided cash of $1.7 million for the three months ended March 31, 2004, compared to $0.1 million for the three months ended March 31, 2003.    The main source of cash provided by financing activities in 2004 was the exercise of employee stock options totaling $1.7 million, compared to $0.1 million in 2003.

     We anticipate that cash provided by operations will increase in 2004 compared to 2003 primarily due to anticipated decreases in our net loss. This decrease will depend on our ability to successfully sell our products, collect our receivables, control our inventories and manage our expenses.

      We believe that our existing cash and cash generated from operations will be sufficient to fund our operations and planned capital expenditures in 2004. Nevertheless, we may experience an increased need for additional cash due to:

•	any significant decline in our revenue or gross margin;
•	any delay or inability to collect accounts receivable;
•	any acquisition or strategic investment in another business;
•	any significant increase in expenditures as a result of expansion of our sales and marketing infrastructure, our manufacturing capability, or our product development activities;
•	any significant increase in our sales and marketing expenditures as a result of our introduction of new products; and
•	any significant increase in expenditures related to the Neutrino patent infringement litigation.

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

     In June 2003, we began shipping to customers our newest product, the SonoSite TITAN ultrasound system.  Sales of TITAN accounted for approximately 47% of our revenue for the three months ended March 31, 2004.  The TITAN system has a modular design allowing both stationary and mobile usage and is based on the next generation of our proprietary ASIC, or application specific integrated circuit, technology.  Along with the point-of-care market, we have positioned the TITAN system to compete in the traditional stationary ultrasound cart market.

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

     In addition, as the market for high-performance, hand-carried ultrasound systems develops, we expect competition to increase as potential and existing competitors enter the point-of-care market or modify their existing products to more closely approximate the combined portability, quality, performance and cost of our products. Our current competitors in the point-of-care market include Siemens, GE Medical Systems, Agilent/Philips Medical Systems, Biosound Esaote, Inc., Medison America Inc., a subsidiary of Medison Company, Ltd., and Terason, a division of TeraTech Corporation. Other potential entrants to the point-of-care market include ZONARE Medical Systems, Inc. (formerly Novasonics, Inc.). These competitors may develop highly portable or point-of-care ultrasound systems that offer the same or greater reliability and quality, perform greater or more useful functions, or are more cost-effective than our products. Some of these competitors may also be able to use their marketing resources to gain a competitive advantage by more effectively building brand awareness of their products. If we are unable to compete effectively with current or new entrants to the high-performance, hand-carried ultrasound market, we will be unable to generate sufficient revenue to maintain our business.

If our competitors develop and market medical imaging devices that render our products obsolete or noncompetitive, we will be unable to compete.

     The life cycles of our products are difficult to estimate. Our products could become obsolete or unmarketable if:

•	our competitors introduce ultrasound systems that are superior to ours;
•	other products using new technologies emerge; or
•	Industry standards exceed our products' capabilities.

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

     Alternatively, specific types of ultrasound products could be targeted for exclusion from coverage under the existing ultrasound codes.  As an example, in the first half of 2003, six Medicare carriers adopted policies that precluded Part B Medicare reimbursement for ultrasound procedures conducted with hand-carried ultrasound units described as "lightweight ultrasound machines with Doppler capability." The notices restricted coverage for devices that "allow only a limited view of structures." These policies applied to Medicare reimbursement of health care providers in 22 states, including California and upstate New York. In all states, these policies have been revised to allow payment for studies performed with hand-carried ultrasound units. The new policies, recognizing that many hand-carried ultrasound systems have functionality equal to that of cart-based ultrasound systems, define the requirements of medical necessity, completeness and documentation required of all ultrasound services, regardless of the equipment that is used to supply the service. In all states, there are no longer any billing restrictions in place for hand-carried ultrasound that do not also exist for cart-based ultrasound and that were not in place prior to the adoption of these original policies.

      Additionally, to the extent that the use of future products that SonoSite may develop is not described by existing CPT codes, there is a risk that reimbursement for studies performed with such products could not be attained at all or within a reasonable timeframe.

     International markets too are in the process of responding to increases in health care spending by adjusting their reimbursement policies.  These responses, like those in the United States, could similarly affect reimbursement for our products and thereby reduce demand for our products.  As an example, in Germany, recent health care reform introduced a Diagnosis Related Group system that changes health care reimbursements from a "per day" reimbursement to a "per case" reimbursement. This change caused hospital administrators to delay capital equipment purchases as they evaluate the impact of the new system. Although revenue from Germany increased in 2003 compared to 2002, this delay negatively impacted our actual results against our sales expectations in Germany in 2003. If similar changes in healthcare reimbursement are adopted in other countries, they could affect our ability to successfully market our products.

If traditional providers of ultrasound examinations discourage potential new users from adopting our products, we could experience limited demand for our products.

     The size and complexity of traditional cart-based ultrasound systems typically require a physician or highly trained clinician to perform the examination in a centralized imaging department, such as a hospital's radiology department. Although our products are currently used by radiologists, our products also enable the delivery of ultrasound examinations at the primary point of care by the examining physician or healthcare provider. Radiologists and other ultrasound specialists have a professional and financial interest in maintaining traditional ultrasound practices. If these traditional providers of ultrasound examinations discourage other healthcare providers from adopting our products, we could experience limited demand for our products.

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

     In March 2003, one of our component suppliers, Philips Semiconductor, or Philips, informed us that, commencing in September 2003, it would discontinue production of our integrated circuit chips using 0.35-micron technology. We have designed and implemented a new chip using 0.2-micron technology that will continue to be produced by Philips to replace all but one of the discontinued chips. We expect to design and implement an additional new chip to replace the remaining 0.35-micron chip by early 2005. In the second quarter of 2003, we entered into a purchase commitment totaling approximately $3.6 million for supplies of 0.35-micron chips from Philips for our anticipated manufacturing needs until new chips have been incorporated in all of our products. We pay for these chips at the time deliveries are made to us. As of March 31, 2004, our remaining purchase commitment was approximately $3.2 million. On December 31, 2004, we are required to take possession of, and pay for, the balance of the undelivered chips. Demand for our products, however, may exceed our forecasts, in which case we would require additional 0.35-micron chips to manufacture additional products. Conversely, if demand for our products falls short of our forecasts, we may experience excess inventory of 0.35-micron chips. If our actual demand for these chips varies significantly from our forecasted demand, we may experience delays in manufacturing, lost sales, a write-down of inventory or a deterioration in gross margin.

     In addition, we have transferred the production of our circuit boards to one of the world's largest electronic manufacturing services suppliers who will produce the boards in their Thailand manufacturing facility.  We have begun this transfer and expect it to be completed by the end of the second quarter of 2004.  If, as a result of this transfer, we experience delays in the receipt or a deterioration in product yields of these components, we may experience delays in manufacturing or an increase in costs resulting in lost sales or a deterioration in gross margin.

If our suppliers or we fail to comply with U.S. and foreign governmental regulations applicable to our products and manufacturing practices, we could experience product introduction delays, production delays, cost increases and lost sales.

     Our products, our manufacturing activities and the manufacturing activities of our third-party medical device manufacturers are subject to extensive regulation by a number of governmental agencies, including the U.S. Food and Drug Administration, or FDA, and comparable international agencies. Our third-party manufacturers and we are or will be required to:

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

     In addition, the FDA requires us and our key medical device suppliers to demonstrate and maintain compliance with the FDA's Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, shipping and servicing of our products. The FDA enforces the QSR through periodic inspections; the FDA inspected our manufacturing facility in September 2003.  In addition, the British Standards Institute has performed several management systems assessments of our manufacturing processes. These inspections resulted in observations to which we submitted responses, and we believe these responses have been accepted by those agencies. Any failure to take corrective action in response to a QSR inspection could force a shutdown of our manufacturing operations, and a recall of, or field action relating to, our products. Also, in August 2001, the FDA classified as a class II field action a May 2000 software upgrade we issued to correct an error in an algorithm contained in one of our products. In September 2000, we provided purchasers of our products with a software upgrade to correct this error, and at the FDA's request, we recently sent two additional letters to these purchasers to provide them with a final opportunity to upgrade the software at no charge.  We expect that when this action is completed, we will receive final written closure from the FDA on this matter.

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

     With the exception of the fiscal quarters ended December 31, 2002 and December 31, 2003, we have incurred net losses in each quarter since we commenced operations. As of March 31, 2004, we had an accumulated deficit of approximately $88.8 million. We achieved a profitable fiscal quarter ended December 31, 2003 and expect to achieve one or more profitable quarters within the next several quarters. Even if we do achieve one or more profitable quarters, however, we may be unable to sustain or increase future profitability on a quarterly or annual basis. Additionally, our losses may increase if we cannot increase or sustain our revenue. We expect that our operating expenses will increase in the foreseeable future as we expand our sales and marketing infrastructure, our administrative support and our product development activities. Our expansion efforts, to be successful, may require more funding than we currently anticipate. Accordingly, we will need to generate significant additional revenue in the future before we will be able to sustain or increase profitability. If we cannot generate such revenue, we may never be profitable. If we fail to achieve sustained profitability, the market price for our common stock will likely fall.

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

     We currently depend on foreign distributors to help promote market acceptance and demand for our products in countries in which we do not have a direct sales force. Foreign distributors that are in the business of distributing other medical products may not devote the resources and support required within these countries to generate awareness of our products and grow or maintain product sales. If these distributors are unwilling or unable to market and sell our products, we could experience delayed or reduced market acceptance and sales of our products outside the United States.  In addition, if our foreign distributors fail to pay us, or fail to pay us in a timely manner, for the products they have purchased, it may be difficult to recover such monies in a foreign court or proceeding, thereby resulting in the write-off of amounts owed to us.

     Revenue from Japan increased to $1.3 million for the three months ended March 31, 2004, from $137,000 for the three months ended March 31, 2003. The increase was primarily due to final sales during the quarter ended March 31, 2004 under our exclusive distribution arrangement with our distributor, Olympus, to fill their existing backlog. During 2003, the Olympus organization underwent significant organizational changes, which affected its ability to provide sufficient sales and marketing focus on our products. As a result, sales to Olympus decreased from 10% of our revenue in 2002 to 2% of our revenue in 2003 and, consequently, our exclusive distribution arrangement with Olympus has ended, by mutual agreement. We have established a wholly-owned subsidiary in Japan with both a direct and a contract sales force and are exploring new distribution relationships in Japan. We expect to finalize these relationships in the second quarter of 2004. Our Japanese subsidiary will take over the customer accounts formerly managed by Olympus. This new subsidiary has received licenses in its name to sell the 180 series and TITAN systems in Japan, and the iLook license approval is in process. The increase in revenue during the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was also due to ongoing sales under an OEM and Technology Agreement with Olympus. Sales under this agreement are expected to continue.

Our lack of customer purchase commitments and our limited order backlog make it difficult to predict sales and plan manufacturing requirements, which can lead to lower revenue, higher expense and reduced gross margin.

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
•

if we underestimate our requirements, our third-party manufacturers and suppliers may have an inadequate product or product component inventory, which could interrupt manufacturing of our products and result in delays in shipments and lower revenue;

•	we may also experience shortages of product components from time to time, which also could delay the manufacturing of our products; and
•	over or under production can lead to higher expense, lower than anticipated revenue, and reduced gross margin.

Our establishment, maintenance and expansion of direct sales and distribution operations will require a significant investment of our financial and management resources and may fail to generate a substantial increase in sales.

     We have historically relied on third-party distributors to sell our products in Europe and Asia. In 2001, we commenced operations in the United Kingdom and France, and in 2002, we commenced operations in Germany and Spain to sell our products directly in each of those countries. In 2003, we entered into a joint venture with a partner in China to sell our products there. We also hired a vice president for international sales in 2003 and, as a result, our foreign direct sales operations have grown. In the first quarter of 2004, we established wholly-owned sales subsidiaries in Japan, Canada, and Australia and hired experienced ultrasound sales personnel to manage them.  Establishing, maintaining and expanding these operations will require us to:

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

     Our movement into international markets has required, and will continue to require, substantial financial and management resources. The costs of this expansion are unpredictable, difficult to control and may exceed budgeted amounts. In 2003, we experienced some operational challenges within our European subsidiaries.  In Germany, health care reform in the first half of 2003 caused hospital administrators to delay capital equipment purchases as they evaluated the impact of the new system. Although revenue from Germany increased in 2003 compared to 2002, this delay negatively impacted our actual results against our sales expectations in Germany in 2003. In France and Spain, we experienced challenges related to sales management and execution. Despite our expenditures and efforts, we may not generate a substantial increase in international revenue, which would impair our operating results.

Our foreign revenue is subject to currency fluctuation and other risks associated with doing business outside the United States.

     The percentage of our revenue originating outside the United States equaled 38% for the year 2003 and 50% for the three months ended March 31, 2004. Total sales for the three months ended March 31, 2004 denominated in a currency other than USDs were approximately $6.9 million, or 29% of total consolidated revenues. Our revenue from international sales may be adversely affected by any of the following risks:

•	currency rate fluctuations;
•	adverse political or economic conditions;
•	reduced protection for intellectual property rights;
•	longer receivables collection periods and greater difficulty in receivables collection;
•	localizing products for foreign markets; and
•	compliance with export laws, including license requirements, trade restrictions and tariff increases.

     As of March 31, 2004, 62% of our outstanding accounts receivable balance was from international customers.  We regularly review our receivable positions in foreign countries for any indication that collection may be at risk.

     We have used and may continue to use forward foreign exchange contracts and other instruments to reduce our exposure to exchange rate fluctuations from intercompany balances denominated in foreign currencies, and we may not be able to reduce this exposure successfully. Accordingly, we may experience economic loss and a negative impact on our results of operations and equity as a result of foreign currency exchange rate fluctuations.

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

     Our success depends heavily on our ability to retain the services of the principal members of our management team and product development staff. Competition among medical device companies for qualified employees is intense. We may fail to retain these key employees, and we may fail to attract qualified replacements if they do leave. In particular, our limited ability to offer stock options to new and current employees due to the limited availability of options in our employee stock option pool may adversely affect our ability to attract and retain employees. We do not maintain key-person insurance on any of our employees. We do not have employment agreements with any of our employees, except in certain countries outside the United States. The loss of any of our key employees could significantly delay or prevent the achievement of our product development or business objectives.

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

     We currently hold 19 patents relating to our technology. A number of other patents are pending in the United States and in foreign jurisdictions. Additionally, we have a license from our former parent, ATL, to use certain ATL technology and ATL technological developments in our point-of-care products. This license was exclusive through April 5, 2003, and became nonexclusive after that date. We also enter into confidentiality and invention ownership agreements with our employees, consultants and corporate partners, and generally control access to, and the distribution of, our product designs, documentation and other proprietary information, as well as the designs, documentation and other information that we license from others.

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

     We may become involved in the defense and prosecution, if necessary, of intellectual property suits, patent interferences, opposition proceedings and other administrative proceedings. For example, on July 24, 2001, Neutrino Development Corporation filed a complaint against us in U.S. District Court, Southern District of Texas, Houston Division, alleging infringement of U.S. Patent 6,221,021, or the '021 patent, by SonoSite as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180 PLUS, SonoHeart and SonoHeart PLUS devices. The complaint asserts claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorney's fees and costs, and pre- and post-judgment interest. On August 14, 2001, we filed an answer asserting affirmative defenses of non-infringement and patent invalidity, and included a counterclaim seeking a declaratory judgment of non-infringement and invalidity regarding Neutrino's patent. On October 4, 2001, the court denied a request by Neutrino for preliminary injunctive relief to prevent us from manufacturing and selling our products pending the ultimate disposition of the litigation. On February 20, 2002, in what is known as a "Markman" hearing, the parties presented their arguments regarding the proper construction of Neutrino's patent claims.

      On August 20, 2003, the U.S. District Court in the Southern District of Texas issued a decision interpreting certain terms used in the '021 patent. This decision does not discuss whether the patent is valid or whether the patent would apply to any of our products. In the order, the court, in resolving disputed terms in the Markman hearing, adopted our construction of the term "a portable body designed to be hand held", and adopted Neutrino's construction of the terms "the moveably connected transducer mounting assembly" and "ultrasound emitter". The court denied our motion for summary judgment.  We subsequently filed a new summary judgment motion using the court's construction of the claim language that the '021 patent is invalid based on prior art. Neutrino has filed a summary judgment motion based on its allegations of infringement.

      We also have asked the Texas court to stay proceedings in Neutrino's suit filed in the Middle District of Florida on August 19, 2003 against a former SonoSite distributor alleging that the sale of SonoSite's products by such distributor infringes the '021 patent, and to enjoin Neutrino from filing similar suits against other sellers of SonoSite products. Neutrino had previously filed such a suit in the Middle District of Tennessee against another medical device distributor for selling a SonoSite product. That Tennessee case has been dismissed based on a final judgment and permanent injunction filed a month after the case was filed. The Tennessee judgment has no effect on the Texas proceedings.  In the Florida action, we have filed a motion to stay the proceedings in the Florida court pending a final resolution of the patent suit in Texas. We have also filed a motion to strike certain counts of Neutrino's complaint.

      We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in these matters. If we are not successful in our defense of these claims, we could be forced to pay damages related to past product sales, modify or discontinue selling our products or may enter into royalty or licensing agreements for future product sales, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represented the majority of our revenue for the three month periods ended March 31, 2004 and 2003.

      We have not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to its pending litigation. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations, financial position and cash flow.

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

     ATL may terminate our license in the event of an uncured material default by us in our obligations under the license agreement. Although many key aspects of our technology platform--including the high level of miniaturization that allows us to manufacture our systems--are independently owned by us under the terms of our spin-off from ATL, the termination or other loss of our license to use ATL technology would significantly impair our ability to manufacture, market and sell our products. If this happens, we may be unable to generate sufficient revenue to maintain our business.

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

     As of March 31, 2004, our executive officers, directors and affiliated entities together beneficially owned approximately 6.2% of the outstanding shares of our common stock. Based on currently available information, seven other shareholders owned in the aggregate approximately 50.8% of the outstanding shares of our common stock. Among these shareholders, the State of Wisconsin Investment Board, or SWIB, owned approximately 13.1% of the outstanding shares of our common stock and Kopp Investment Advisors, Inc. owned approximately 10.3%. As a result, these shareholders or any other concentrated owner may be able to exert significant influence over all matters requiring shareholder approval, including the election of directors, matters relating to the attraction and retention of employees, such as stock option plans, and approval of significant corporate transactions that could include certain matters relating to future financing arrangements and unsolicited tender offers. In addition, many of our institutional shareholders have indicated that they will follow the recommendations on proxy voting issued by Institutional Shareholder Services. This concentration of ownership may delay, deter or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock, which could result in a decline in our stock price.

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

     As of March 31, 2004, our portfolio consisted of $5.8 million of interest-bearing debt securities with maturities of less than one year and $44.1 million of interest-bearing debt securities with maturities of more than one year. Our intent is to hold these securities until maturity, but we have classified them as available-for-sale in the event of unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for the remainder of 2004 from a hypothetical 10% increase in market interest rates would not have a material impact on the investment portfolio.

Foreign currency risk

     Except for sales transacted by our wholly-owned subsidiaries, we transact all our sales in U.S. dollars, or USDs; therefore, the obligations of many of our international customers are in USDs. Our exposure to risk from fluctuations in foreign currencies relates primarily to the strengthening of the USD against the local currency of both our international subsidiaries, which may result in foreign exchange losses on transactions with them, and our international customers, which may impact our ability to collect amounts owed by them.

     As of March 31, 2004, 62% of our outstanding accounts receivable balance was from international customers, of which 50%, or approximately $7.3 million was denominated in a currency other than USDs. Total sales for the three months ended March 31, 2004 denominated in a currency other than USDs were approximately $6.9 million, or 29% of total consolidated revenues. The British pound and the Euro represented the majority of financial transactions executed in a currency not denominated in USDs. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk.  In addition, we utilize letters of credit where they are warranted in order to mitigate our collection risk.

     We periodically enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. As of March 31, 2004, we did not have any foreign currency hedging contracts.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

     The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including our principal executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004, and they have concluded that our disclosure controls and procedures were effective.

Changes in internal controls

     There were no significant changes in SonoSite's internal controls over financial reporting or, to the knowledge of SonoSite's management, in other factors that could significantly affect SonoSite's disclosure controls and procedures during the quarter ended March 31, 2004.

PART II:  OTHER INFORMATION

Item 1.    Legal Proceedings

     On July 24, 2001, Neutrino Development Corporation filed a complaint against us in U.S. District Court, Southern District of Texas, Houston Division, alleging infringement of U.S. Patent 6,221,021, or the '021 patent, by SonoSite as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180 PLUS, SonoHeart and SonoHeart PLUS devices. The complaint asserts claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorney's fees and costs, and pre- and post-judgment interest. On August 14, 2001, we filed an answer asserting affirmative defenses of non-infringement and patent invalidity, and included a counterclaim seeking a declaratory judgment of non-infringement and invalidity regarding Neutrino's patent. On October 4, 2001, the court denied a request by Neutrino for preliminary injunctive relief to prevent us from manufacturing and selling our products pending the ultimate disposition of the litigation. On February 20, 2002, in what is known as a "Markman" hearing, the parties presented their arguments regarding the proper construction of Neutrino's patent claims.

     On August 20, 2003, the U.S. District Court in the Southern District of Texas issued a decision interpreting certain terms used in the '021 patent. This decision does not discuss whether the patent is valid or whether the patent would apply to any of our products. In the order, the court, in resolving disputed terms in the Markman hearing, adopted our construction of the term "a portable body designed to be hand held", and adopted Neutrino's construction of the terms "the moveably connected transducer mounting assembly" and "ultrasound emitter". The court denied our motion for summary judgment.  We subsequently filed a new summary judgment motion using the court's construction of the claim language that the '021 patent is invalid based on prior art. Neutrino has filed a summary judgment motion based on its allegations of infringement.

     We also have asked the Texas court to stay proceedings in Neutrino's suit filed in the Middle District of Florida on August 19, 2003 against a former SonoSite distributor alleging that the sale of SonoSite's products by such distributor infringes the '021 patent, and to enjoin Neutrino from filing similar suits against other sellers of SonoSite products. Neutrino had previously filed such a suit in the Middle District of Tennessee against another medical device distributor for selling a SonoSite product. That Tennessee case has been dismissed based on a final judgment and permanent injunction filed a month after the case was filed. The Tennessee judgment has no effect on the Texas proceedings. In the Florida action, we have filed a motion to stay the proceedings in the Florida court pending a final resolution of the patent suit in Texas. We have also filed a motion to strike certain counts of Neutrino's complaint.

     We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in these matters. If we are not successful in our defense of these claims, we could be forced to pay damages related to past product sales, modify or discontinue selling our products or may enter into royalty or licensing agreements for future product sales, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represented the majority of our revenue for three month periods ended March 31, 2004 and 2003.

     We have not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to its pending litigation. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations, financial position and cash flow.

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

     (b)   Reports on Form 8-K

     On February 12, 2004, we filed a Current Report on Form 8-K, dated February 12, 2004, (a) furnishing under Item 12 thereof our financial results for the fourth quarter ended December 31, 2003 and (b) filing as exhibits under Item 7 thereof the related press release dated February 12, 2004.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOSITE, INC. (Registrant)

Dated:	May 10, 2004	By:	/s/ MICHAEL J. SCHUH

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