Form 10-Q/A
period 2004-03-31
SONOSITE INC
filed 2004-05-13
CIK 1055355

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

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

SonoSite, Inc.

Quarterly Report on Form 10-Q/A
For the Quarter Ended March 31, 2004

EXPLANATORY NOTE

      This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2004 is being filed solely to revise two typographical errors.  The first correction is to change the heading “"Liquidity and Capital Resources" under "Results of Operations for the Three Months Ended March 31, 2004 and March 31, 2003" to read "Operating expenses". The second correction is to change “20” to “220” in the Condensed Consolidated  Statements of Cash Flows, the "Effect of exchange rate changes on cash and cash equivalents" for 2003.  These are the only changes made in this amended filing.

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

SonoSite, Inc.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
(In thousands)	March 31,
	2004	2003

Operating activities:
Net loss	$(1,400)	$(2,564)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	670	601
Equity in losses of affiliates	57	--
Net gain on investments	(52)	(17)
Amortization of premiums on investment securities	148	176
Stock-based compensation to non-employees	19	--
Changes in operating assets and liabilities:
Accounts receivable	3,025	3,438
Inventories	1,044	(1,563)
Prepaid expenses and other assets	(1,269)	380
Accounts payable	239	(1,511)
Accrued expenses	309	(27)
Deferred liabilities	(26)	266

Net cash provided by (used in) operating activities	2,764	(821)

Investing activities:
Purchase of investments	(16,868)	(6,115)
Proceeds from sales/maturities of investments	14,248	6,095
Purchase of property and equipment	(1,106)	(236)

Net cash used in investing activities	(3,726)	(256)

Financing activities:
Exercise of stock options	1,690	144
Repayment of long-term obligations	(37)	(32)

Net cash provided by financing activities	1,653	112

Effect of exchange rate changes on cash and cash equivalents	(171)	220

Net change in cash and cash equivalents	520	(745)
Cash and cash equivalents at beginning of period	13,683	26,381

Cash and cash equivalents at end of period	$14,203	$25,636

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$7

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on investments	$67	$(4)

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

	Three Months Ended
	March 31,
	2004	2003

Net loss, as reported	$(1,400)	$(2,564)
Less: Stock-based employee compensation expense determined under fair value based method	(1,133)	(1,400)

Pro forma net loss	$(2,533)	$(3,964)

Basic and diluted net loss per share:
As reported	$(0.10)	$(0.18)

Pro forma	$(0.17)	$(0.28)

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

Operating expenses

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

SONOSITE, INC. (Registrant)

Dated:	May 13, 2004	By:	/s/ MICHAEL J. SCHUH

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