Form 10-Q
period 2004-06-30
SONOSITE INC
filed 2004-08-09
CIK 1055355

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X  No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	14,821,364 (Outstanding as of August 6, 2004)

SonoSite, Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2004

PART I:  FINANCIAL INFORMATION
Item 1.    Financial Statements

SonoSite, Inc.

Condensed Consolidated Balance Sheets
(unaudited)

(In thousands, except share data)	June 30,	December 31,
Assets	2004	2003

Current assets:
Cash and cash equivalents	$14,139	$13,683
Short-term investment securities	5,334	13,094
Accounts receivable, less allowance for doubtful accounts of $972 and $933	23,421	25,849
Inventories	13,510	14,148
Prepaid expenses and other current assets	2,030	1,520

Total current assets	58,434	68,294

Property and equipment, net	6,362	5,564
Investment securities	42,271	34,239
Goodwill	266	--
Identifiable intangible assets, net	1,983	--
Other assets	1,715	993

Total assets	$111,031	$109,090

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,431	$3,054
Accrued expenses	7,534	6,503
Current portion of long-term obligations	--	88
Deferred revenue	3,854	3,840

Total current liabilities	14,819	13,485

Deferred rent	252	275

Total liabilities	15,071	13,760

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1.00 par value
Authorized shares--6,000,000
Issued and outstanding shares--none	--	--
Common stock, $.01 par value
Authorized shares--50,000,000
Issued and outstanding shares:
As of June 30, 2004--14,813,050
As of December 31, 2003--14,572,524	148	146
Additional paid-in-capital	183,626	180,839
Accumulated deficit	(88,880)	(87,416)
Accumulated other comprehensive income	1,066	1,761

Total shareholders' equity	95,960	95,330

Total liabilities and shareholders' equity	$111,031	$109,090

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except loss per share)	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenue	$26,076	$20,120	$49,590	$37,278
Cost of revenue	8,746	7,494	17,031	13,861

Gross margin	17,330	12,626	32,559	23,417

Operating expenses:
Research and development	3,047	2,875	6,120	5,708
Sales and marketing	12,163	9,618	23,748	18,508
General and administrative	2,147	1,739	4,379	3,744

Total operating expenses	17,357	14,232	34,247	27,960

Other income (expense):
Interest income	221	250	439	520
Interest expense	(1)	(7)	(2)	(14)
Other income (expense)	(257)	66	(213)	176

Total other income (expense)	(37)	309	224	682

Net loss	$(64)	$(1,297)	$(1,464)	$(3,861)

Basic and diluted net loss per share	$(0.00)	$(0.09)	$(0.10)	$(0.27)

Weighted average common shares used in computing net loss per share	14,757	14,268	14,694	14,237

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
(In thousands)	2004	2003

Operating activities:
Net loss	$(1,464)	$(3,861)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,416	1,227
Equity in losses of affiliates	5	--
Net gain on investments	(42)	(17)
Amortization of premiums on investment securities	351	346
Stock-based compensation to non-employees	51	--
Changes in operating assets and liabilities:
Accounts receivable	2,322	3,391
Inventories	638	(1,730)
Prepaid expenses and other assets	(1,522)	(396)
Accounts payable	383	(2,280)
Accrued expenses	1,057	610
Deferred liabilities	(11)	261

Net cash provided by (used in) operating activities	3,184	(2,449)

Investing activities:
Purchase of investment securities	(20,470)	(18,626)
Proceeds from sales/maturities of investment securities	19,554	6,895
Purchase of SonoMetric Health, Inc.	(2,036)	--
Purchase of property and equipment	(2,174)	(733)

Net cash used in investing activities	(5,126)	(12,464)

Financing activities:
Exercise of stock options	2,738	1,492
Repayment of long-term obligations	(88)	(66)

Net cash provided by financing activities	2,650	1,426

Effect of exchange rate changes on cash and cash equivalents	(252)	452

Net change in cash and cash equivalents	456	(13,035)
Cash and cash equivalents at beginning of period	13,683	26,381

Cash and cash equivalents at end of period	$14,139	$13,346

Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$14

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Interim Financial Information

Basis of Presentation

     The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information furnished reflects, in the opinion of SonoSite, Inc. management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of our expected results for the entire year ending December 31, 2004 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003, included in our Annual Report on Form 10-K.

Stock-based compensation

     At June 30, 2004, we had five stock-based employee compensation plans. We account for those plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that the fair market value of the stock exceeds the exercise price of the stock option at the date of the grant. There was no compensation expense related to stock option grants to employees for the three and six month periods ended June 30, 2004 or 2003. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net loss, as reported	$(64)	$(1,297)	$(1,464)	$(3,861)
Less: Stock-based employee compensation expense
determined under fair value based method	(1,358)	(1,267)	(2,491)	(2,667)

Pro forma net loss	$(1,422)	$(2,564)	$(3,955)	$(6,528)

Basic and diluted net loss per share:
As reported	$(0.00)	$(0.09)	$(0.10)	$(0.27)

Pro forma	$(0.10)	$(0.18)	$(0.27)	$(0.46)

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

Accounts receivable

     In the ordinary course of business, we grant credit to a broad customer base. Of the accounts receivable balance at June 30, 2004, 43% and 57% were receivable from domestic and international parties, prior to any allowance for doubtful accounts.  The same percentages as of December 31, 2003 were 48% and 52% prior to any allowance for doubtful accounts.

    For the three months ended June 30, 2004, revenue was 53% domestic and 47% international, compared to 66% domestic and 34% international for the three months ended June 30, 2003. For the six months ended June 30, 2004, revenue was 52% domestic and 48% international, compared to 62% domestic and 38% international for the six months ended June 30, 2003.

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

     Inventories consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2004	2003

Raw material	$4,202	$4,479
Work-in-process	70	48
Demonstration inventory	3,557	2,578
Finished goods	5,681	7,043

Total	$13,510	$14,148

     At June 30, 2004 and December 31, 2003 finished goods included $0.1 million and $0.2 million of inventory whose title had passed to the customer and for which revenue has not yet been recognized.

Property and equipment

     Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Maintenance and repair costs are expensed as incurred, with additions and improvements to property and equipment capitalized.

     Depreciation and amortization are calculated using the straight-line method over estimated useful lives as follows:

Asset	Estimated Useful Lives

Equipment and computers	3-5 years
Software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of estimated useful life or expected remaining lease term

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

Warranty liability

     Our typical warranty period is one year and is included with the original purchase of our ultrasound imaging systems. The warranty liability is summarized as follows (in thousands):

	Balance at			Balance at
	beginning of	Charged to	Applied to	end of
	period	cost of revenue	liability	period

Six months ended June 30, 2004	$ 381	297	(247)	$ 431
Six months ended June 30, 2003	$ 331	190	(140)	$ 381

Concentration of credit and supply risk

     Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and accounts receivable.

     We depend on some single-source suppliers to provide highly specialized parts and other components, and may experience an interruption of supply if a supplier is unable or unwilling to meet our time, quantity and quality requirements. There are relatively few alternative sources of supply for some of these items. A change in demand for some parts by other companies in our industry could also interrupt our supply of components. For example, in March 2003, one of our component suppliers, Philips Semiconductor, or Philips, informed us that, commencing in September 2003, it would discontinue production of our integrated circuit chips using 0.35-micron technology.  We have designed and implemented a new chip using 0.2-micron technology that will continue to be produced by Philips to replace all but one of the discontinued chips.  We expect to design and implement an additional new chip to replace the remaining 0.35-micron chip by early 2005.  In the second quarter of 2003, we entered into a purchase commitment totaling approximately $3.6 million for supplies of 0.35-micron chips from Philips for our anticipated manufacturing needs until new chips have been incorporated in all of our products.  We pay for these chips at the time deliveries are made to us. As of June 30, 2004, our remaining purchase commitment was approximately $2.5 million. On December 31, 2004, we are required to take possession of, and pay for, the balance of the undelivered chips. Demand for our products, however, may exceed our forecasts, in which case we would require additional 0.35-micron chips to manufacture additional products.  Conversely, if demand for our products falls short of our forecasts, we may experience excess inventory of 0.35-micron chips.  If our actual demand for these chips varies significantly from our forecasted demand, we may experience delays in manufacturing, lost sales, a write-down of inventory or a deterioration in gross margin.  In addition, we have transferred the production of our circuit boards to one of the world's largest electronic manufacturing services suppliers who produces the boards in their Thailand manufacturing facility.  If, as a result of this transfer, we experience delays in the receipt or a deterioration in product yields of these components, we may experience delays in manufacturing or an increase in costs resulting in lost sales or a deterioration in gross margin.

Accumulated other comprehensive income (loss)

     Unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments are included in accumulated other comprehensive income.

     The following presents the components of accumulated comprehensive loss (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Net loss	$(64)	$(1,297)	$(1,464)	$(3,861)
Other comprehensive income (loss):
Foreign currency translation adjustment	(195)	458	(360)	778
Unrealized holding losses arising during the period	(360)	(34)	(293)	(38)
Less reclassification adjustment for losses (gains) included in net loss	10	--	(42)	(17)

Comprehensive loss	$(609)	$(873)	$(2,159)	$(3,138)

Net loss per share

     Basic and diluted net loss per share was computed by dividing the net loss by the weighted average common shares outstanding. Outstanding options to purchase our shares were not included in the computations of diluted net loss per share because to do so would be antidilutive. For the three and six month periods ended June 30, 2004, our outstanding options totaled 2,764,499.  For the three and six month periods ended June 30, 2003, our outstanding options totaled 3,161,390.

Foreign currency translation

     The functional currencies of our international subsidiaries are the local currency of the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses of international operations are translated at average rates of exchange prevailing during the period. Net realized and unrealized losses on currency transactions were $302,000 and $186,000 for the three and six months ended June 30, 2004.   Net realized and unrealized gains on currency transactions were $70,000 and $163,000 for the three and six months ended June 30, 2003.

Litigation

     On July 24, 2001, Neutrino Development Corporation filed a complaint against us in U.S. District Court, Southern District of Texas, Houston Division, alleging infringement of U.S. Patent 6,221,021, or the '021 patent, by SonoSite as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180PLUS, SonoHeart and SonoHeart ELITE devices. The complaint asserts claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorney's fees and costs, and pre- and post-judgment interest. On August 14, 2001, we filed an answer asserting affirmative defenses of non-infringement and patent invalidity, and included a counterclaim seeking a declaratory judgment of non-infringement and invalidity regarding Neutrino's patent. On October 4, 2001, the court denied a request by Neutrino for preliminary injunctive relief to prevent us from manufacturing and selling our products pending the ultimate disposition of the litigation. On February 20, 2002, in what is known as a "Markman" hearing, the parties presented their arguments regarding the proper construction of Neutrino's patent claims.

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

     We also have asked the Texas court to stay proceedings in Neutrino's suit filed in the Middle District of Florida on August 19, 2003 against a former SonoSite distributor alleging that the sale of our products by such distributor infringes the '021 patent, and to enjoin Neutrino from filing similar suits against other sellers of SonoSite products. Neutrino had previously filed such a suit in the Middle District of Tennessee against another medical device distributor for selling a SonoSite product. That Tennessee case has been dismissed based on a final judgment and permanent injunction filed a month after the case was filed. The Tennessee judgment has no effect on the Texas proceedings. In the Florida action, we assumed defense of the case and have filed a motion to stay the proceedings in the Florida court pending a final resolution of the patent suit in Texas. We have also filed a motion to strike certain counts of Neutrino's complaint.  In June 2004, the Florida court stayed the Florida action for six months, pending resolution of the Texas case, granted Neutrino's request to add SonoSite as a party to the Florida case, and denied our motion to strike certain counts, suggesting instead that we file our arguments contained in the motion to strike as a motion to dismiss.

     We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in these matters. If we are not successful in our defense of these claims, we could be forced to pay damages related to past product sales, modify or discontinue selling our products or may enter into royalty or licensing agreements for future product sales, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represented the majority of our revenue for six month periods ended June 30, 2004 and 2003.

     We have not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to pending litigation. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations, financial position and cash flow.

Acquisition of SonoMetric Health, Inc.

     On May 20, 2004, we acquired 100% of the outstanding common shares of SonoMetric Health, Inc., or SonoMetric. The results of SonoMetric's operations have been included in our consolidated financial statements since that date. SonoMetric is a medical software company whose primary product is designed to be used with ultrasound technology to measure the intima media thickness, or IMT, of the carotid artery. Increased thickness of the IMT in the carotid artery is associated with an increased risk of developing atherosclerosis, which is a leading cause of heart disease. We plan to incorporate SonoMetric's software into our products.

     We purchased all of SonoMetric's outstanding common shares for an immediate cash payment of $1.5 million, plus future cash payments of up to $4.5 million contingent upon the amount of revenue recognized from the sale of SonoMetric's software over the five-year period following the closing date of the acquisition. In addition to the immediate cash payment, we also incurred $354,000 in acquisition-related expenses, bringing the initial aggregate purchase price to $1,854,000.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. As part of the consideration paid to SonoMetric, the company paid off the assumed liabilities upon closing.

(unaudited)(in thousands)	At May 20, 2004

Intangible assets	$1,770
Goodwill	266

Total assets acquired	2,036
Current liabilities	(182)

Net assets acquired	$1,854

     Of the $1.77 million of acquired intangible assets, $1.3 million was assigned to existing software technology that will be amortized over seven years and $470,000 was assigned to non-compete agreements with former shareholders of SonoMetric that will be amortized over three years. Any future contingent payments that are made will be recorded as additional goodwill. Amortization expense of approximately $29,000 related to these intangible assets was recorded for both the three and six month periods ended June 30, 2004.

Segment reporting

     We currently have one reportable segment. We market our products in the United States and internationally through our direct sales force and our indirect distribution channels. Our chief operating decision maker evaluates resource allocation decisions and our performance based upon revenue recorded in geographic regions and does not receive financial information about expense allocation on a disaggregated basis. Geographic regions are determined by the shipping destination. Revenue by geographic location is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

United States	$13,886	$13,372	$25,670	$23,206
Europe, Africa and the Middle East	7,940	4,121	16,744	9,193
Japan	1,958	189	3,223	326
Canada, Australia, South and Latin America	1,274	1,306	2,040	2,303
Other Asia (a)	1,018	1,132	1,913	2,250

Total revenue	$26,076	$20,120	$49,590	$37,278

(a) Other Asia includes primarily China, Taiwan, Korea and India.

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

Overview

     We are a leading worldwide developer, manufacturer and seller of high-performance, hand-carried ultrasound imaging systems for use in a variety of clinical applications and settings. Our proprietary technologies have enabled us to design hand-carried diagnostic ultrasound systems that combine all-digital, high-resolution imaging with advanced features and capabilities traditionally found on cart-based ultrasound systems. We believe that the mobility, high clinical utility, durability, ease of use and cost-effectiveness of our products are expanding existing markets and will create new markets for ultrasound imaging by bringing ultrasound out of the imaging center to other clinical settings and to the point-of-care such as the patient's bedside or the physician's examining table.

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

     Our critical accounting policies and estimates include accounts receivable, revenue recognition, valuation of inventories and treatment of warranty expense.

     Accounts receivable. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of these allowances by regularly reviewing the agings of our accounts receivable and evaluating individual customer receivables, considering customers' financial condition, historical experience, credit history and current economic condition. Losses can be difficult to anticipate. An increase in losses beyond those expected by management would reduce earnings when they become known or as the estimated loss increases.

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

Results of Operations for the Three Months and Six Months Ended June 30, 2004 and June 30, 2003

Revenue

Overview

     Revenue increased to $26.1 million for the three months ended June 30, 2004 from $20.1 million for the three months ended June 30, 2003, primarily due to an increase in sales in Europe and Japan.  Revenue increased to $49.6 million for the six months ended June 30, 2004 from $37.3 million for the six months ended June 30, 2003, due to an increase in sales in Europe, Japan and the United States.  The increase in revenue in both periods was  primarily due to increased sales of our TITAN system. The first shipments of the TITAN system occurred in June 2003 and accounted for approximately 64% of our worldwide revenue for the three months ended June 30, 2004, compared to 24% of our worldwide revenue for the three months ended June 30, 2003.  Sales of the TITAN system accounted for approximately 56% of our worldwide revenue for the six months ended June 30, 2004, compared to 13% of our worldwide revenue for the six months ended June 30, 2003.

United States

     U.S. revenue increased to $13.9 million for the three months ended June 30, 2004, compared to $13.4 million for the three months ended June 30, 2003.  U.S. revenue increased to $25.7 million for the six months ended June 30, 2004, compared to $23.2 million for the six months ended June 30, 2003.  The year-over-year increase in both periods was due to an increase in direct sales offset by a decrease in government and military sales.  Sales of the TITAN system accounted for approximately 67% and 58% of U.S. revenue for the three months and six months ended June 30, 2004, compared to 25% and 14% of U.S. revenue for the three months and six months ended June 30, 2003.

Rest of the world

     Revenue from Europe, Africa and the Middle East increased to $7.9 million for the three months ended June 30, 2004 from $4.1 million for the comparable period in 2003.  Changes in exchange rates accounted for approximately $0.3 million of the increase in revenue for the three months ended June 30, 2004. Revenue from Europe, Africa and the Middle East increased to $16.7 million for the six months ended June 30, 2004, from $9.2 million for the comparable period in 2003. Changes in exchange rates accounted for approximately $1.2 million of the increase in revenue for the six months ended June 30, 2004. The increase in both periods is primarily due to increased direct sales in the United Kingdom, France, Germany and Spain. Sales of the TITAN system accounted for approximately 67% and 60% of such revenue for the three and six months ended June 30, 2004, compared to 19% and 9% of revenue for the three months and six months ended June 30, 2003.

     Revenue from Canada, South and Latin America and Asia (excluding Japan) decreased to $2.3 million for the three months ended June 30, 2004, from $2.4 million for the three months ended June 30, 2003. Revenue decreased to $4.0 million for the six months ended June 30, 2004, from $4.6 million for the six months ended June 30, 2003.  Both the three and six month decreases from the prior year periods were due to timing of distributor orders in China and changes in our distributor relationships in Australia, Canada and Mexico.   Sales of the TITAN system accounted for approximately 55% of such revenue for the three and six months ended June 30, 2004, compared to 47% and 27% of revenue for the three months and six months ended June 30, 2003.

     Revenue from Japan increased to $2.0 million for the three months ended June 30, 2004 from $0.2 million for the three months ended June 30, 2003.  The increase was primarily due to initial sales during the quarter ended June 30, 2004 under our exclusive TITAN distribution arrangement with our distributor, Aloka Co., Ltd. and direct sales by our new subsidiary.   Revenue from Japan increased to $3.2 million for the six months ended June 30, 2004 from $0.3 million for the six months ended June 30, 2003.   The increase was primarily due to initial sales to Aloka Co. Ltd., direct sales, and to final sales under our exclusive distribution arrangement with our former distributor, Olympus, to fill their existing backlog.  During 2003, our previous distributor, Olympus, underwent significant organizational changes, which affected its ability to provide sufficient sales and marketing focus on our products. As a result, our exclusive distribution arrangement with Olympus was ended by mutual agreement. We established a wholly-owned subsidiary in Japan with both a direct and a contract sales force and finalized in the second quarter of 2004 a new exclusive distribution relationships in Japan with Aloka Co. Ltd. for the TITAN system. In July 2004, we finalized a distribution relationship with Nippon Sherwood Medical Industries Ltd. for the iLook system. Our Japanese subsidiary has taken over the customer accounts formerly managed by Olympus. The year-over-year revenue increase was also due to ongoing sales under an OEM and Technology Agreement with Olympus. Sales under this agreement are expected to continue. Sales of the TITAN system accounted for approximately 35% and 21% of Japanese revenue for the three and six months ended June 30, 2004, compared to none in 2003.

     We anticipate that revenue will increase in 2004 compared to prior years due to continued expansion of our direct selling efforts in the United States and Europe, the establishment of direct sales operations in Japan, Canada and Australia, introduction of new product features, and the overall expansion of market awareness and acceptance of our products. However, increased competition may impact the extent of the increase in our anticipated growth in revenue. We currently face competition from larger companies that manufacture cart-based and portable ultrasound systems and have greater financial and other resources. Some of these competitors have introduced hand-carried ultrasound products. In 2004, we anticipate continued improvement in our revenue from Japan due to the establishment of a direct sales operation there and the establishment of additional distributor relationships. Our newly created wholly-owned subsidiary in Japan has received licenses in its name to sell the 180 series, TITAN systems and iLook systems in Japan.  However, regulatory approval of our new product introductions in Japan could be delayed, which could impact our anticipated revenue.

Gross margin

     Gross margin increased to 66% for the three and six months ended June 30, 2004, compared to 63% for the three and six months ended June 30, 2003. The increase in gross margin was primarily due to increased average selling prices resulting primarily from sales of the TITAN system and improved manufacturing efficiencies.

     We expect our gross margin percentage in 2004 to increase from our gross margin percentage in 2003. Nevertheless, increased competition from existing and new competitors in the highly portable ultrasound system market could result in lower average realized prices and could lower our gross margin. Our gross margin can be expected to fluctuate in future periods based on the mix of business between direct and distributor sales and our product and accessories sales mixes. Changes in our cost of inventory also may impact our gross margin. Adjustments to reduce carrying costs are recorded for obsolete material, earlier generation products and used or refurbished products held either as saleable inventory or as demonstration product. If market conditions change or the introduction of new products by us impacts the market for our previously released products, we may be required to write down the cost of our inventory, resulting in a negative impact on gross margins. Additionally, we rely on our sales forecasts by product to determine production volume. To the extent our sales forecasts or product mix estimates are inaccurate, we may produce excess inventory or experience inventory shortages, which may result in an increase in our costs of revenue, a decrease in our gross margin or lost sales.

Operating expenses

     Research and development expenses were $3.0 million for the three months ended June 30, 2004, compared to $2.9 million for the three months ended June 30, 2003. Research and development expenses were $6.1 million for the six months ended June 30, 2004, compared to $5.7 million for the six months ended June 30, 2003. Research and development expenses increased in both periods primarily due to expenses associated with the development of advanced features for the TITAN system and the development of our next generation chip-set.

     We anticipate that research and development expenses will increase in 2004 due to increased development of new products using newly-designed integrated circuit chips, costs associated to comply with new HIPPA regulations, and integration activities associated with the recently acquired SonoMetric software. However, should our competitors develop products with features that equal or exceed the features that exist in our products, we may incur higher than anticipated research and development costs in order to accelerate existing programs and compete more effectively.

     Sales and marketing expenses were $12.2 million for the three months ended June 30, 2004, compared to $9.6 million for the three months ended June 30, 2003.  Changes in exchange rates accounted for approximately $0.3 million of the increase in these expenses.  Sales and marketing expenses were $23.7 million for the six months ended June 30, 2004, compared to $18.5 million for the six months ended June 30, 2003. Changes in exchange rates accounted for approximately $0.7 million of the increase in these expenses.  The increase in both periods was primarily due to expansion of our international operations, increased compensation for commissions related to the increase in revenue and costs related to improving our sales processes.

     We anticipate that sales and marketing expenses in 2004 will increase primarily due to sales force expansion in the U.S., the establishment of direct sales operations in Japan, Canada and Australia, and growth in our European subsidiaries.

     General and administrative expenses were $2.1 million for the three months ended June 30, 2004, compared to $1.7 million for the three months ended June 30, 2003. General and administrative expenses were $4.4 million for the six months ended June 30, 2004, compared to $3.7 million for the six months ended June 30, 2003. The increase in general and administrative expenses in both periods was related primarily to supporting our business growth and to meeting requirements of Section 404 of the Sarbanes-Oxley Act.

     We anticipate that general and administrative expenses will increase in 2004 in order to support our increased business activity and also to comply with various requirements of the Sarbanes-Oxley Act. We may incur additional substantial legal expenses as we continue to defend our patent rights in the existing Neutrino patent infringement litigation. In addition, we may incur unanticipated legal expenses if we become involved in any new litigation.

Other income (expense)

     Other expense was $37,000 for the three months ended June 30, 2004, compared to other income of $309,000 for the three months ended June 30, 2003.  Other income decreased to $224,000 for the six months ended June 30, 2004, compared to $682,000 for the six months ended June 30, 2003.  Decreases in both periods were primarily due to foreign currency transaction losses.

Liquidity and Capital Resources

     Our cash and cash equivalents balance was $14.1 million as of June 30, 2004, compared to $13.7 million as of December 31, 2003. Cash and cash equivalents were primarily invested in money market accounts. Our short-term and long-term investment securities totaled $47.6 million as of June 30, 2004, compared to $47.3 million as of December 31, 2003. Investment securities consist of high-grade U.S. government or corporate debt and high-grade asset-backed securities. While our intent is to hold our securities until maturity, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies.

     Operating activities provided cash of $3.2 million for the six months ended June 30, 2004, compared to cash used of $2.4 million for the six months ended June 30, 2003. The increase in cash provided in 2004 compared with 2003 was primarily due to a reduction in our net loss, a decrease in inventory in 2004 due to a higher than planned sales volume and an increase in accounts payable due to timing differences.  These were partially offset by an increase in prepaid expenses and other assets due to an increased cash deposit for a value-added tax guarantee by our U.K subsidiary.

     We anticipate that cash provided by operations will increase in 2004 compared to 2003 primarily due to anticipated decreases in our net loss. This decrease will depend on our ability to successfully sell our products, collect our receivables, control our inventories and manage our expenses.

     Investing activities used cash of $5.1 million for the six months ended June 30, 2004, compared to cash used of $12.5 million for the six months ended June 30, 2003. The decrease in cash used in 2004 compared with 2003 was primarily due to a decrease in net purchases of investment securities, partially offset by the acquisition of SonoMetric Health, Inc. and an increase in purchases of property and equipment.

     We anticipate using cash to invest in high quality investment instruments in 2004, the extent of which will depend on the interest rate environment during the period and the timing of cash flows from our operations during the period.

     Financing activities provided cash of $2.7 million for the six months ended June 30, 2004, compared to $1.4 million for the six months ended June 30, 2003.   The main source of cash provided by financing activities in 2004 was the exercise of employee stock options totaling $2.7 million, compared to $1.5 million in 2003.

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

     In June 2003, we began shipping to customers our newest product, the SonoSite TITAN ultrasound system.  Sales of TITAN accounted for approximately 56% of our revenue for the six months ended June 30, 2004.  The TITAN system has a modular design allowing both stationary and mobile usage and is based on the next generation of our proprietary ASIC, or application specific integrated circuit, technology.  Along with the point-of-care market, we have positioned the TITAN system to compete in the traditional stationary ultrasound cart market.

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

Changes in the healthcare industry could result in a reduction in the size of the market for our products or may require us to decrease the selling price for our products, each of which could have a negative impact on our financial performance.

     Trends toward managed care, healthcare cost containment, and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies, which could adversely affect the sale and/or the prices of our products. For example:

•

Major third-party payers of hospital and pre-hospital services, including Medicare, Medicaid and private healthcare insurers, have substantially revised their payment methodologies during the last few years which has resulted in stricter standards for reimbursement of hospital and pre-hospital charges for certain medical procedures;

•	Numerous legislative proposals have been considered that would result in major reforms in the U.S. healthcare system that could have an adverse effect on our business;
•

There has been a consolidation among healthcare facilities and purchasers of medical devices in the United States who prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;

•	There is economic pressure to contain healthcare costs in international markets; and
•	There are proposed and existing laws and regulations in domestic and international markets regulating pricing and profitability of companies in the healthcare industry.

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

     Payment for ultrasound procedures when performed by specific types of healthcare providers could be restricted.  This too could depress demand in a particular market segment.  Such a policy change as well as the one previously mentioned would affect all ultrasound manufacturers attempting to do business in an affected market segment.

     Alternatively, specific types of ultrasound products could be targeted for exclusion from coverage under the existing ultrasound codes.  As an example, in the first half of 2003, six Medicare carriers adopted policies that precluded Part B Medicare reimbursement for ultrasound procedures conducted with hand-carried ultrasound units described as "lightweight ultrasound machines with Doppler capability." The notices restricted coverage for devices that "allow only a limited view of structures." These policies applied to Medicare reimbursement of healthcare providers in 22 states, including California and upstate New York. In all states, these policies have been revised to allow payment for studies performed with hand-carried ultrasound units. The new policies, recognizing that many hand-carried ultrasound systems have functionality equal to that of cart-based ultrasound systems, define the requirements of medical necessity, completeness and documentation required of all ultrasound services, regardless of the equipment that is used to supply the service. In all states, there are no longer any billing restrictions in place for hand-carried ultrasound that do not also exist for cart-based ultrasound and that were not in place prior to the adoption of these original policies.

     Additionally, to the extent that the use of future products that SonoSite may develop is not described by existing CPT codes, there is a risk that reimbursement for studies performed with such products could not be attained at all or within a reasonable timeframe.

     International markets too are in the process of responding to increases in healthcare spending by adjusting their reimbursement policies.  These responses, like those in the United States, could similarly affect reimbursement for our products and thereby reduce demand for our products.  As an example, in Germany, healthcare reform in 2003 introduced a Diagnosis Related Group system that changes healthcare reimbursements from a "per day" reimbursement to a "per case" reimbursement. This change caused hospital administrators to delay capital equipment purchases as they evaluate the impact of the new healthcare system. Although revenue from Germany increased in 2003 compared to 2002, this delay negatively impacted our actual results against our sales expectations in Germany in 2003. If similar changes in healthcare reimbursement are adopted in other countries, they could affect our ability to successfully market our products.

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

     In March 2003, one of our component suppliers, Philips Semiconductor, or Philips, informed us that, commencing in September 2003, it would discontinue production of our integrated circuit chips using 0.35-micron technology. We have designed and implemented a new chip using 0.2-micron technology that will continue to be produced by Philips to replace all but one of the discontinued chips. We expect to design and implement an additional new chip to replace the remaining 0.35-micron chip by early 2005. In the second quarter of 2003, we entered into a purchase commitment totaling approximately $3.6 million for supplies of 0.35-micron chips from Philips for our anticipated manufacturing needs until new chips have been incorporated in all of our products. We pay for these chips at the time deliveries are made to us. As of June 30, 2004, our remaining purchase commitment was approximately $2.5 million. On December 31, 2004, we are required to take possession of, and pay for, the balance of the undelivered chips. Demand for our products, however, may exceed our forecasts, in which case we would require additional 0.35-micron chips to manufacture additional products. Conversely, if demand for our products falls short of our forecasts, we may experience excess inventory of 0.35-micron chips. If our actual demand for these chips varies significantly from our forecasted demand, we may experience delays in manufacturing, lost sales, a write-down of inventory or a deterioration in gross margin.

     In addition, we transferred the production of our circuit boards to one of the world's largest electronic manufacturing services suppliers who produces the boards in their Thailand manufacturing facility.  If, as a result of this transfer, we experience delays in the receipt or a deterioration in product yields of these components, we may experience delays in manufacturing or an increase in costs resulting in lost sales or a deterioration in gross margin.

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

     With the exception of the fiscal quarters ended December 31, 2002 and December 31, 2003, we have incurred net losses in each quarter since we commenced operations. As of June 30, 2004, we had an accumulated deficit of approximately $88.9 million. We achieved a profitable fiscal quarter ended December 31, 2003 and expect to achieve one or more profitable quarters within the next several quarters. Even if we do achieve one or more profitable quarters, however, we may be unable to sustain or increase future profitability on a quarterly or annual basis. Additionally, our losses may increase if we cannot increase or sustain our revenue. We expect that our operating expenses will increase in the foreseeable future as we expand our sales and marketing infrastructure, our administrative support and our product development activities. Our expansion efforts, to be successful, may require more funding than we currently anticipate. Accordingly, we will need to generate significant additional revenue in the future before we will be able to sustain or increase profitability. If we cannot generate such revenue, we may never be profitable. If we fail to achieve sustained profitability, the market price for our common stock will likely fall.

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

     Revenue from Japan increased to $3.2 million for the six months ended June 30, 2004, from $326,000 for the six months ended June 30, 2003. The increase was primarily due to initial sales under our exclusive TITAN distribution arrangement with our new distributor, Aloka, and to final sales under our exclusive distribution arrangement with our former distributor, Olympus, to fill their existing backlog.  During 2003, the Olympus organization underwent significant organizational changes, which affected its ability to provide sufficient sales and marketing focus on our products. As a result, sales to Olympus decreased from 10% of our revenue in 2002 to 2% of our revenue in 2003 and, consequently, our exclusive distribution arrangement with Olympus has ended, by mutual agreement. We have established a wholly-owned subsidiary in Japan with both a direct and a contract sales force and have developed new distribution relationships in Japan. Our Japanese subsidiary will take over the customer accounts formerly managed by Olympus. This new subsidiary has received licenses in its name to sell the 180 series, TITAN systems and iLook systems in Japan.

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

     Our movement into international markets has required, and will continue to require, substantial financial and management resources. The costs of this expansion are unpredictable, difficult to control and may exceed budgeted amounts. In 2003, we experienced some operational challenges within our European subsidiaries.  In Germany, healthcare reform in the first half of 2003 caused hospital administrators to delay capital equipment purchases as they evaluated the impact of the new healthcare system. Although revenue from Germany increased in 2003 compared to 2002, this delay negatively impacted our actual results against our sales expectations in Germany in 2003. In France and Spain, we experienced challenges related to sales management and execution. Despite our expenditures and efforts, we may not generate a substantial increase in international revenue, which would impair our operating results.

Our foreign revenue is subject to currency fluctuation and other risks associated with doing business outside the United States.

     The percentage of our revenue originating outside the United States equaled 38% for the year 2003 and 48% for the six months ended June 30, 2004. Total sales for the six months ended June 30, 2004 denominated in a currency other than USDs were approximately $14.1 million, or 29% of total consolidated revenues. Our revenue from international sales may be adversely affected by any of the following risks:

•	currency rate fluctuations;
•	adverse political or economic conditions;
•	reduced protection for intellectual property rights;
•	longer receivables collection periods and greater difficulty in receivables collection;
•	localizing products for foreign markets; and
•	compliance with export laws, including license requirements, trade restrictions and tariff increases.

     As of June 30, 2004, 57% of our outstanding accounts receivable balance was from international customers.  We regularly review our receivable positions in foreign countries for any indication that collection may be at risk.

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

     On May 20, 2004, we acquired 100% of the outstanding common shares of SonoMetric Health, Inc., or SonoMetric. The results of SonoMetric's operations have been included in our consolidated financial statements since that date. SonoMetric is a medical software company whose primary product is designed to be used with ultrasound technology to measure the intima media thickness, or IMT, of the carotid artery. Increased thickness of the IMT in the carotid artery is associated with an increased risk of developing atherosclerosis, which is a leading cause of heart disease. We plan to incorporate SonoMetric's software into our products.

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

     We may become involved in the defense and prosecution, if necessary, of intellectual property suits, patent interferences, opposition proceedings and other administrative proceedings. For example, on July 24, 2001, Neutrino Development Corporation filed a complaint against us in U.S. District Court, Southern District of Texas, Houston Division, alleging infringement of U.S. Patent 6,221,021, or the '021 patent, by SonoSite as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180PLUS, SonoHeart and SonoHeart ELITE devices. The complaint asserts claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorney's fees and costs, and pre- and post-judgment interest. On August 14, 2001, we filed an answer asserting affirmative defenses of non-infringement and patent invalidity, and included a counterclaim seeking a declaratory judgment of non-infringement and invalidity regarding Neutrino's patent. On October 4, 2001, the court denied a request by Neutrino for preliminary injunctive relief to prevent us from manufacturing and selling our products pending the ultimate disposition of the litigation. On February 20, 2002, in what is known as a "Markman" hearing, the parties presented their arguments regarding the proper construction of Neutrino's patent claims.

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

     We also have asked the Texas court to stay proceedings in Neutrino's suit filed in the Middle District of Florida on August 19, 2003 against a former SonoSite distributor alleging that the sale of our products by such distributor infringes the '021 patent, and to enjoin Neutrino from filing similar suits against other sellers of SonoSite products. Neutrino had previously filed such a suit in the Middle District of Tennessee against another medical device distributor for selling a SonoSite product. That Tennessee case has been dismissed based on a final judgment and permanent injunction filed a month after the case was filed. The Tennessee judgment has no effect on the Texas proceedings. In the Florida action, we assumed defense of the case and have filed a motion to stay the proceedings in the Florida court pending a final resolution of the patent suit in Texas. We have also filed a motion to strike certain counts of Neutrino's complaint.  In June 2004, the Florida court stayed the Florida action for six months, pending resolution of the Texas case,  granted Neutrino's request to add SonoSite as a party to the Florida case, and denied our motion to strike certain counts, suggesting instead that we file our arguments contained in the motion to strike as a motion to dismiss.

     We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in these matters. If we are not successful in our defense of these claims, we could be forced to pay damages related to past product sales, modify or discontinue selling our products or may enter into royalty or licensing agreements for future product sales, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represented the majority of our revenue for the six month periods ended June 30, 2004 and 2003.

     We have not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to pending litigation. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations, financial position and cash flow.

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

     As of June 30, 2004, our executive officers, directors and affiliated entities together beneficially owned approximately 6.4% of the outstanding shares of our common stock. Based on currently available information, seven other shareholders owned in the aggregate approximately 51.6% of the outstanding shares of our common stock. Among these shareholders, the State of Wisconsin Investment Board, or SWIB, owned approximately 12.7% of the outstanding shares of our common stock and Kopp Investment Advisors, Inc. owned approximately 10.2%. As a result, these shareholders or any other concentrated owner may be able to exert significant influence over all matters requiring shareholder approval, including the election of directors, matters relating to the attraction and retention of employees, such as stock option plans, and approval of significant corporate transactions that could include certain matters relating to future financing arrangements and unsolicited tender offers. In addition, many of our institutional shareholders have indicated that they will follow the recommendations on proxy voting issued by Institutional Shareholder Services. This concentration of ownership may delay, deter or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock, which could result in a decline in our stock price.

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

     Additionally, our acquisition may be made more difficult or expensive by the following:

•

change of control provisions in our license agreement with ATL, which require us to pay ATL $75 million if, at any time through April 6, 2006, any single person or entity engaged in the medical diagnostic imaging business, other than through the sale or manufacture of our products, obtains, directly or indirectly, voting control of a majority of our common stock or the power to elect our entire board of directors;

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

     As of June 30, 2004, our portfolio consisted of $5.3 million of interest-bearing debt securities with maturities of less than one year and $42.3 million of interest-bearing debt securities with maturities of more than one year. Our intent is to hold these securities until maturity, but we have classified them as available-for-sale in the event of unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for the remainder of 2004 from a hypothetical 10% increase in market interest rates would not have a material impact on the investment portfolio.

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

     As of June 30, 2004, 57% of our outstanding accounts receivable balance was from international customers, of which 63%, or approximately $8.8 million was denominated in a currency other than USDs. Total sales for the six months ended June 30, 2004 denominated in a currency other than USDs were approximately $14.1 million, or 29% of total consolidated revenues. The British pound, the euro and the Japanese yen represented the majority of financial transactions executed in a currency not denominated in USDs. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk.  In addition, we utilize letters of credit where they are warranted in order to mitigate our collection risk.

     We periodically enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. As of June 30, 2004, we did not have any foreign currency hedging contracts.

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

     Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004, and they have concluded that our disclosure controls and procedures were effective.

Changes in internal controls

     There were no significant changes in SonoSite's internal controls over financial reporting or, to the knowledge of SonoSite's management, in other factors that could significantly affect SonoSite's disclosure controls and procedures during the quarter ended June 30, 2004.

PART II:  OTHER INFORMATION

Item 1.    Legal Proceedings

     On July 24, 2001, Neutrino Development Corporation filed a complaint against us in U.S. District Court, Southern District of Texas, Houston Division, alleging infringement of U.S. Patent 6,221,021, or the '021 patent, by SonoSite as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180PLUS, SonoHeart and SonoHeart ELITE devices. The complaint asserts claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorney's fees and costs, and pre- and post-judgment interest. On August 14, 2001, we filed an answer asserting affirmative defenses of non-infringement and patent invalidity, and included a counterclaim seeking a declaratory judgment of non-infringement and invalidity regarding Neutrino's patent. On October 4, 2001, the court denied a request by Neutrino for preliminary injunctive relief to prevent us from manufacturing and selling our products pending the ultimate disposition of the litigation. On February 20, 2002, in what is known as a "Markman" hearing, the parties presented their arguments regarding the proper construction of Neutrino's patent claims.

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

     We also have asked the Texas court to stay proceedings in Neutrino's suit filed in the Middle District of Florida on August 19, 2003 against a former SonoSite distributor alleging that the sale of our products by such distributor infringes the '021 patent, and to enjoin Neutrino from filing similar suits against other sellers of SonoSite products. Neutrino had previously filed such a suit in the Middle District of Tennessee against another medical device distributor for selling a SonoSite product. That Tennessee case has been dismissed based on a final judgment and permanent injunction filed a month after the case was filed. The Tennessee judgment has no effect on the Texas proceedings. In the Florida action, we assumed defense of the case and have filed a motion to stay the proceedings in the Florida court pending a final resolution of the patent suit in Texas. We have also filed a motion to strike certain counts of Neutrino's complaint.  In June 2004, the Florida court stayed the Florida action for six months, pending resolution of the Texas case,  granted Neutrino's request to add SonoSite as a party to the Florida case, and denied our motion to strike certain counts, suggesting instead that we file our arguments contained in the motion to strike as a motion to dismiss.

     We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in these matters. If we are not successful in our defense of these claims, we could be forced to pay damages related to past product sales, modify or discontinue selling our products or may enter into royalty or licensing agreements for future product sales, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represented the majority of our revenue for six month periods ended June 30, 2004 and 2003.

     We have not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to pending litigation. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations, financial position and cash flow.

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

     (b)  Reports on Form 8-K

     On April 29, 2004, we filed a Current Report on Form 8-K, dated April 29, 2004, (a) furnishing under Item 12 thereof our financial results for the first quarter ended March 31, 2004 and (b) filing as exhibits under Item 7 thereof the related press release dated April 29, 2004.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOSITE, INC. (Registrant)

Dated:	August 9, 2004	By:	/s/ MICHAEL J. SCHUH

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