Form 10-Q
period 2004-09-30
SONOSITE INC
filed 2004-11-09
CIK 1055355

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X  No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	14,914,350 (Outstanding as of November 1, 2004)

SonoSite, Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2004

PART I:  FINANCIAL INFORMATION
Item 1.    Financial Statements

SonoSite, Inc.

Condensed Consolidated Balance Sheets
(unaudited)

(In thousands, except share data)	September 30,	December 31,
Assets	2004	2003

Current assets:
Cash and cash equivalents	$14,520	$13,683
Short-term investment securities	17,256	13,094
Accounts receivable, less allowance for doubtful accounts of $902 and $933	24,930	25,849
Inventories	14,703	14,148
Prepaid expenses and other current assets	3,003	1,520

Total current assets	74,412	68,294

Property and equipment, net	7,170	5,564
Investment securities	31,419	34,239
Goodwill	300	--
Identifiable intangible assets, net	1,875	--
Other assets	1,718	993

Total assets	$116,894	$109,090

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$5,231	$3,054
Accrued expenses	8,981	6,503
Current portion of long-term obligations	--	88
Deferred revenue	3,917	3,840

Total current liabilities	18,129	13,485

Deferred rent	239	275

Total liabilities	18,368	13,760

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1.00 par value
Authorized shares--6,000,000
Issued and outstanding shares--none	--	--
Common stock, $.01 par value
Authorized shares--50,000,000
Issued and outstanding shares:
As of September 30, 2004--14,884,138
As of December 31, 2003--14,572,524	148	146
Additional paid-in-capital	184,754	180,839
Accumulated deficit	(87,465)	(87,416)
Accumulated other comprehensive income	1,237	1,761

Total shareholders' equity	98,526	95,330

Total liabilities and shareholders' equity	$116,894	$109,090

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Operations
(unaudited)

(In thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenue	$29,124	$20,225	$78,714	$57,503
Cost of revenue	9,601	7,391	26,632	21,252

Gross margin	19,523	12,834	52,082	36,251

Operating expenses:
Research and development	2,943	2,663	9,063	8,371
Sales and marketing	12,652	9,086	36,400	27,594
General and administrative	2,686	1,666	7,065	5,410

Total operating expenses	18,281	13,415	52,528	41,375

Other income (expense):
Interest income	241	226	680	746
Interest expense	--	(5)	(2)	(19)
Other income (expense)	101	199	(112)	375

Total other income	342	420	566	1,102

Income (loss) before income taxes	1,584	(161)	120	(4,022)

Provision for income taxes	169	--	169	--

Net income (loss)	$1,415	$(161)	$(49)	$(4,022)

Basic net income (loss) per share	$0.10	$(0.01)	$(0.00)	$(0.28)

Diluted net income (loss) per share	$0.09	$(0.01)	$(0.00)	$(0.28)

Weighted average common and potential
common shares used in computing:
Basic net income (loss) per share	14,837	14,391	14,742	14,289

Diluted net income (loss) per share	15,738	14,391	14,742	14,289

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,

(In thousands)	2004	2003

Operating activities:
Net loss	$(49)	$(4,022)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,200	1,830
Equity in losses of affiliates	7	25
Net gain on investments	(39)	(66)
Amortization of premiums on investment securities	548	528
Stock-based compensation to non-employee	76	--
Changes in operating assets and liabilities:
Accounts receivable	860	1,712
Inventories	(532)	(2,758)
Prepaid expenses and other assets	(2,474)	(803)
Accounts payable	2,177	(2,061)
Accrued expenses	2,485	323
Deferred liabilities	40	271

Net cash provided by (used in) operating activities	5,299	(5,021)

Investing activities:
Purchase of investment securities	(25,868)	(46,818)
Proceeds from sales/maturities of investment securities	23,772	37,104
Purchase of SonoMetric Health, Inc.	(2,070)	--
Purchase of property and equipment	(3,652)	(1,044)

Net cash used in investing activities	(7,818)	(10,758)

Financing activities:
Exercise of stock options	3,693	2,363
Repayment of long-term obligations	(88)	(100)

Net cash provided by financing activities	3,605	2,263

Effect of exchange rate changes on cash and cash equivalents	(249)	200

Net change in cash and cash equivalents	837	(13,316)
Cash and cash equivalents at beginning of period	13,683	26,381

Cash and cash equivalents at end of period	$14,520	$13,065

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Interim Financial Information

Basis of Presentation

     The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information furnished reflects, in the opinion of SonoSite, Inc. management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of expected results for the entire year ending December 31, 2004 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003, included in our Annual Report on Form 10-K.

Stock-based compensation

     At September 30, 2004, we had five stock-based employee compensation plans. We account for those plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that the fair market value of the stock exceeds the exercise price of the stock option at the date of the grant. There was no compensation expense related to stock option grants to employees for the three and nine month periods ended September 30, 2004 or 2003. The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income (loss), as reported	$1,415	$(161)	$(49)	$(4,022)
Less: Stock-based employee compensation expense
determined under fair value based method; net of
related tax effects	(1,068)	(1,403)	(3,559)	(4,070)

Pro forma net income (loss)	$347	$(1,564)	$(3,608)	$(8,092)

Basic net income (loss) per share:
As reported	$0.10	$(0.01)	$(0.00)	$(0.28)
Pro forma	$0.02	$(0.11)	$(0.24)	$(0.57)
Diluted net income (loss) per share:
As reported	$0.09	$(0.01)	$(0.00)	$(0.28)
Pro forma	$0.02	$(0.11)	$(0.24)	$(0.57)

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

Accounts receivable

     In the ordinary course of business, we grant credit to a broad customer base. Of the accounts receivable balance at September 30, 2004, 39% and 61% were receivable from domestic and international parties, prior to any allowance for doubtful accounts.  The same percentages as of December 31, 2003 were 48% and 52% prior to any allowance for doubtful accounts.

    For the three months ended September 30, 2004, revenue was 56% domestic and 44% international, compared to 67% domestic and 33% international for the three months ended September 30, 2003. For the nine months ended September 30, 2004, revenue was 53% domestic and 47% international, compared to 64% domestic and 36% international for the nine months ended September 30, 2003.

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

     We utilize foreign currency forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable denominated in foreign currencies. We recognize all derivative financial instruments (foreign currency forward contracts) in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. For derivative instruments designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivative instruments designed as cash flow and net investment hedges, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income. The ineffective portions are recognized in earnings.

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

     Inventories consisted of the following, net of allowances (in thousands):

	As of
	September 30,	December 31,
	2004	2003

Raw material	$4,766	$4,479
Work-in-process	169	48
Demonstration inventory	2,930	2,578
Finished goods	6,838	7,043

Total	$14,703	$14,148

     At September 30, 2004 and December 31, 2003 finished goods included $0.1 million and $0.2 million of inventory whose title had passed to the customer and for which revenue has not yet been recognized.

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

     Direct internal and external costs for computer software developed for internal use are capitalized in accordance with Statement of Position (SOP) 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." Capitalized costs are amortized using the straight-line method over the estimated useful lives beginning when each module is complete and ready for use. Such costs are insignificant for all periods presented.

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

Warranty liability

     Our typical warranty period is one year and is included with the original purchase of our ultrasound imaging systems. The warranty liability is summarized as follows (in thousands):

	Balance at			Balance at
	beginning of	Charged to	Applied to	end of
	period	cost of revenue	liability	period

Nine months ended September 30, 2004	$ 381	452	(402)	$ 431
Nine months ended September 30, 2003	$ 331	268	(218)	$ 381

Concentration of credit and supply risk

     Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and accounts receivable.

     We depend on some single-source suppliers to provide highly specialized parts and other components, and may experience an interruption of supply if a supplier is unable or unwilling to meet our time, quantity and quality requirements. There are relatively few alternative sources of supply for some of these items. A change in demand for some parts by other companies in our industry could also interrupt our supply of components. For example, in March 2003, one of our component suppliers, Philips Semiconductor, or Philips, informed us that, commencing in September 2003, it would discontinue production of our integrated circuit chips using 0.35-micron technology.  We have designed and implemented a new chip using 0.2-micron technology that will continue to be produced by Philips to replace all but one of the discontinued chips.  We expect to design and implement an additional new chip to replace the remaining 0.35-micron chip by early 2005.  In the second quarter of 2003, we entered into a purchase commitment totaling approximately $3.6 million for supplies of 0.35-micron chips from Philips for our anticipated manufacturing needs until new chips have been incorporated in all of our products.  We pay for these chips at the time deliveries are made to us. As of September 30, 2004, our remaining purchase commitment was approximately $2.0 million. On December 31, 2004, we are required to take possession of, and pay for, the balance of the undelivered chips. Demand for our products, however, may exceed our forecasts, in which case we would require additional 0.35-micron chips to manufacture additional products.  We are currently in negotiations with Philips to purchase additional quantities of the 0.35-micron chips beyond the original $3.6 million commitment. Conversely, if demand for our products falls short of our forecasts, we may experience excess inventory of 0.35-micron chips.  If our actual demand for these chips varies significantly from our forecasted demand, we may experience delays in manufacturing, lost sales, a write-down of inventory or a deterioration in gross margin.  In addition, we have transferred the production of our circuit boards to one of the world's largest electronic manufacturing services suppliers who produces the boards in their Thailand manufacturing facility.  If, as a result of this transfer, we experience delays in the receipt or a deterioration in product yields of these components, we may experience delays in manufacturing or an increase in costs resulting in lost sales or a deterioration in gross margin.

Comprehensive income (loss)

     Unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments are included in comprehensive income (loss).

     The following presents the components of comprehensive income (loss) (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

Net income (loss)	$1,415	$(161)	$(49)	$(4,022)
Other comprehensive income (loss):
Foreign currency translation adjustment	81	(204)	(279)	574
Unrealized holding gains (losses) arising during the period	87	(85)	(206)	(123)
Less reclassification adjustment for losses (gains) included in net
income (loss)	3	(49)	(39)	(66)

Comprehensive income (loss)	$1,586	$(499)	$(573)	$(3,637)

Net income (loss) per share

     Basic net income (loss) per share was computed by dividing the net income (loss) by the weighted average common shares outstanding. Diluted net income (loss) per share reflects the potential dilution that could occur if dilutive stock options were exercised. A reconciliation of the common and potential common shares used in the denominator for computing basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

Weighted average common shares outstanding, used in computing
basic net income (loss) per share	14,837	14,391	14,742	14,289
Effect of dilutive stock options	901	--	--	--

Weighted average common and potential common shares
outstanding, used in computing diluted net income (loss) per share	15,738	14,391	14,742	14,289

Net income (loss) per share:
Basic	$0.10	$(0.01)	$(0.00)	$(0.28)
Diluted	$0.09	$(0.01)	$(0.00)	$(0.28)

     Options to purchase an additional 373,700 and 2,685,795 shares of common stock were outstanding for the three and nine months ended September 30, 2004, and options to purchase 3,101,337 shares of common stock were outstanding for the three and nine months ended September 30, 2003, but these shares were excluded in the computation of diluted net income (loss) because their effect would be antidilutive.

Income taxes

     The provision for income taxes for the three and nine month periods ended September 30, 2004 was computed in accordance with FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods," and was based on projections of total year pre-tax income in accordance with SFAS No. 109, "Accounting for Income Taxes." We are required to estimate income taxes in each of the jurisdictions in which we operate. Since our inception, we have accumulated domestic net operating loss carryforwards, foreign net operating loss carryforwards and research and experimentation tax credit carryforwards. The tax effects of these carryforwards have given rise to deferred tax assets. To date, we have established a valuation allowance entirely offsetting deferred tax assets, thereby eliminating any deferred tax benefit. If our U.S. operations continue to generate taxable income on a consistent basis, we may reduce our deferred tax asset valuation allowance on U.S. deferred tax assets thereby recognizing a deferred tax benefit.

Foreign currency translation

     The functional currencies of our international subsidiaries are the local currency of the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses of international operations are translated at average rates of exchange prevailing during the period. Net realized and unrealized gains (losses) on currency transactions were $116,000 and ($70,000) for the three and nine months ended September 30, 2004.   Net realized and unrealized gains on currency transactions were $157,000 and $320,000 for the three and nine months ended September 30, 2003.

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

     On September 30, 2004, the Texas court issued its rulings on the summary judgment motions. First, the court denied our Motion for Summary Judgment Based on Invalidity, finding that there are issues of fact in dispute that must be resolved by a jury at trial. Second, the court granted Neutrino's Motion for Summary Judgment of Infringement, finding that the SonoSite products infringe the '021 patent as the court has construed the claims in the Markman hearing. As a result, the court ordered us and Neutrino to enter into mediation, which must be completed by January 31, 2005. If mediation is unsuccessful, the court has set a jury trial date for October 2005.

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

     We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in these matters. If we are not successful in our defense of these claims, we could be forced to pay damages related to past product sales, modify or discontinue selling our products or may enter into royalty or licensing agreements for future product sales, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represented the majority of our revenue for nine month periods ended September 30, 2004 and 2003.

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

Acquisition of SonoMetric Health, Inc.

     On May 20, 2004, we acquired 100% of the outstanding common shares of SonoMetric Health, Inc., or SonoMetric. The results of SonoMetric's operations have been included in our consolidated financial statements since that date. SonoMetric is a medical software company whose primary product is designed to be used with ultrasound technology to measure the intima- media thickness, or IMT, of the carotid artery. Increased thickness of the IMT in the carotid artery is associated with an increased risk of developing atherosclerosis, which is a leading cause of heart disease. We plan to incorporate SonoMetric's software into our products.

     We purchased all of SonoMetric's outstanding common shares for an immediate cash payment of $1.5 million, plus future cash payments of up to $4.5 million contingent upon the amount of revenue recognized from the sale of SonoMetric's software over the five-year period following the closing date of the acquisition. In addition to the immediate cash payment, we also incurred $388,000 in acquisition-related expenses, bringing the initial aggregate purchase price to $1,888,000.  This business combination was not material to our operations.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. As part of the consideration paid to SonoMetric, the company paid off the assumed liabilities upon closing.

(in thousands)	At May 20, 2004

Intangible assets	$1,770
Goodwill	300

Total assets acquired	2,070
Current liabilities	(182)

Net assets acquired	$1,888

     Of the $1.77 million of acquired intangible assets, $1.3 million was assigned to existing software technology that will be amortized over seven years and $470,000 was assigned to non-compete agreements with former shareholders of SonoMetric that will be amortized over three years. Any future contingent payments that are made will be recorded as additional goodwill.  The purchase price allocation is preliminary as we may obtain additional information that necessitate adjustments.  Amortization expense of approximately $85,000 and $114,000 related to these intangible assets was recorded for the three and nine-month periods ended September 30, 2004. Amortization expense of these intangible assets is estimated to be approximately $340,000 per year in 2005 and 2006, $251,000 in 2007, and $186,000 per year in 2008 and 2009.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

United States	$16,236	$13,550	$41,906	$36,756
Europe, Africa and the Middle East	6,999	4,667	23,743	13,860
Japan	3,105	253	6,328	578
Canada, Australia, South and Latin America	1,521	850	3,561	3,153
Other Asia (a)	1,263	905	3,176	3,156

Total revenue	$29,124	$20,225	$78,714	$57,503

(a) Other Asia includes primarily China, Taiwan, Korea and Singapore.

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

     In March 2004, the FASB's Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (FSP EITF 03-01-1).  FSP EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-01. During the period of the delay, FSP EITF 03-1 states that companies should continue to apply relevant "other-than-temporary" guidance. The adoption of EITF 03-1, excluding paragraphs 10-20, did not impact the Company's consolidated financial statements. The Company will assess the impact of paragraphs 10-20 of EITF 03-1 once the guidance has been finalized.

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

     Accounts receivable. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of these allowances by regularly reviewing the agings of our accounts receivable and evaluating individual customer receivables, considering customers' financial condition, historical experience, credit history and current economic condition. Losses can be difficult to anticipate. An increase in losses beyond those expected by management would reduce earnings when they become probable or as the estimated loss increases.

     Revenue recognition. We recognize revenue on products and accessories when goods are shipped under an agreement with a customer, risk of loss and title have passed to the customer, sales returns are estimable and collection of any resulting receivable is reasonably assured. For service contracts, revenue is recognized over the term of the contract. Revenue is recorded net of estimated returns. Sales discounts are recorded as a reduction in revenue.

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

     Income taxes. Since our inception, we have accumulated domestic net operating loss carryforwards, foreign net operating loss carryforwards and research and experimentation tax credit carryforwards. The tax effects of these carryforwards have given rise to deferred tax assets. To date, we have established a valuation allowance entirely offsetting deferred tax assets, thereby eliminating any deferred tax benefit. We have not recorded an income tax benefit for prior years primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. If, in the jurisdictions in which we operate, any of our operations generate taxable income on a consistent basis, we may reduce our deferred tax asset valuation allowance on deferred tax assets thereby recognizing a deferred tax benefit. Based on our estimates for 2004 and beyond, we believe the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized. At such point, we would reverse all or a portion of our valuation allowance which will result in an income tax benefit.

Results of Operations for the Three Months and Nine Months Ended September 30, 2004 and September 30, 2003

Revenue

Overview

     Revenue increased to $29.1 million for the three months ended September 30, 2004 from $20.2 million for the three months ended September 30, 2003.  Revenue increased to $78.7 million for the nine months ended September 30, 2004 from $57.5 million for the nine months ended September 30, 2003.  The increase in revenue in both periods was primarily due to increased sales of our TITAN system and an increase in international sales, particularly in Europe and Japan. The first shipments of the TITAN system occurred in June 2003.

United States

     U.S. revenue increased to $16.2 million for the three months ended September 30, 2004, compared to $13.6 million for the three months ended September 30, 2003.  U.S. revenue increased to $41.9 million for the nine months ended September 30, 2004, compared to $36.8 million for the nine months ended September 30, 2003.  The year-over-year increase in both periods was primarily due to improved sales productivity by our direct sales force.

Rest of the world

     Revenue from Europe, Africa and the Middle East increased to $7.0 million for the three months ended September 30, 2004 from $4.7 million for the comparable period in 2003.  Changes in exchange rates accounted for approximately $0.4 million of the increase in revenue for the three months ended September 30, 2004. Revenue from Europe, Africa and the Middle East increased to $23.7 million for the nine months ended September 30, 2004, from $13.9 million for the comparable period in 2003. Changes in exchange rates accounted for approximately $1.7 million of the increase in revenue for the nine months ended September 30, 2004. The increase in both periods is primarily due to improved sales productivity by our direct sales forces in the United Kingdom, France, Germany and Spain.

     Revenue from Canada, Australia, South and Latin America and Asia (excluding Japan) increased to $2.8 million for the three months ended September 30, 2004, from $1.8 million for the three months ended September 30, 2003.  The increase was primarily due to increased orders from distributors in Latin America, Taiwan and Canada. Revenue increased to $6.7 million for the nine months ended September 30, 2004, from $6.3 million for the nine months ended September 30, 2003.  The increase was primarily due to increased orders from our distributors in Canada and Taiwan, partially offset by decreases in China and India due to the timing of orders from our distributors there.

     Revenue from Japan increased to $3.1 million for the three months ended September 30, 2004 from $0.3 million for the three months ended September 30, 2003.  The increase was primarily due to sales during the quarter ended September 30, 2004 under our exclusive TITAN distribution arrangement with our distributor, Aloka Co. Ltd., initial sales under our exclusive iLook system distribution arrangement with our distributor, Nippon Sherwood Medical Industries Ltd., and direct sales by our new subsidiary.   Revenue from Japan increased to $6.3 million for the nine months ended September 30, 2004 from $0.6 million for the nine months ended September 30, 2003.  The increase was primarily due to initial sales to Aloka Co. Ltd. and Nippon Sherwood Medical Industries Ltd., direct sales, and to final sales under our exclusive distribution arrangement with our former distributor, Olympus, to fill their existing backlog.  During 2003, our previous distributor, Olympus, underwent significant organizational changes, which affected its ability to provide sufficient sales and marketing focus on our products. As a result, our exclusive distribution arrangement with Olympus was ended by mutual agreement. We established a wholly-owned subsidiary in Japan with both a direct and a contract sales force and finalized in the second quarter of 2004 a new exclusive distribution relationship in Japan with Aloka Co. Ltd. for the TITAN system. In July 2004, we finalized a distribution relationship with Nippon Sherwood Medical Industries Ltd. for the iLook system. Our Japanese subsidiary has taken over the customer accounts formerly managed by Olympus. The year-over-year revenue increase was also due to ongoing sales under an OEM and Technology Agreement with Olympus. Sales under this agreement are expected to continue.

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

Gross margin

     Gross margin increased to 67% and 66% for the three and nine months ended September 30, 2004, compared to 63% for the three and nine months ended September 30, 2003. The increase in gross margin was primarily due to increased average selling prices resulting primarily from sales of the TITAN system, improved manufacturing efficiencies due to the increased sales volume and a weaker U.S. dollar.

     We expect our gross margin percentage in 2004 to increase from our gross margin percentage in 2003, due to the reasons mentioned above and also due to a reduction of 1.5 percentage points in the royalty owed to our former parent, ATL, which became effective in September 2004. Nevertheless, increased competition from existing and new competitors in the highly portable ultrasound system market could result in lower average realized prices and could lower our gross margin. Our gross margin can be expected to fluctuate in future periods based on the mix of business between direct and distributor sales and our product and accessories sales mixes. Changes in our cost of inventory also may impact our gross margin. Adjustments to reduce carrying costs are recorded for obsolete material, earlier generation products and used or refurbished products held either as saleable inventory or as demonstration product. If market conditions change or the introduction of new products by us impacts the market for our previously released products, we may be required to write down the cost of our inventory, resulting in a negative impact on gross margins. Additionally, we rely on our sales forecasts by product to determine production volume. To the extent our sales forecasts or product mix estimates are inaccurate, we may produce excess inventory or experience inventory shortages, which may result in an increase in our costs of revenue, a decrease in our gross margin or lost sales.

Operating expenses

     Research and development expenses were $2.9 million for the three months ended September 30, 2004, compared to $2.7 million for the three months ended September 30, 2003. Research and development expenses were $9.1 million for the nine months ended September 30, 2004, compared to $8.4 million for the nine months ended September 30, 2003. Research and development expenses increased in both periods primarily due to expenses associated with the development of advanced features and accessories for the TITAN system and the development of our next generation product.

     We anticipate that research and development expenses will increase in 2004 due to increased development of new products using newly-designed integrated circuit chips, costs necessary to comply with new HIPPA regulations, and integration activities associated with the recently acquired SonoMetric software. However, should our competitors develop products with features that equal or exceed the features that exist in our products, we may incur higher than anticipated research and development costs in order to accelerate existing programs and compete more effectively.

     Sales and marketing expenses were $12.7 million for the three months ended September 30, 2004, compared to $9.1 million for the three months ended September 30, 2003.  Changes in exchange rates accounted for approximately $0.3 million of the increase in these expenses.  Sales and marketing expenses were $36.4 million for the nine months ended September 30, 2004, compared to $27.6 million for the nine months ended September 30, 2003. Changes in exchange rates accounted for approximately $1.0 million of the increase in these expenses.  The increase in both periods was primarily due to expansion of our international operations, increased compensation for commissions related to the increase in revenue and costs related to improving our sales processes.

     We anticipate that sales and marketing expenses in 2004 will increase primarily due to sales force expansion in the U.S., the establishment of direct sales operations in Japan, Canada and Australia, and growth in our European subsidiaries.

     General and administrative expenses were $2.7 million for the three months ended September 30, 2004, compared to $1.7 million for the three months ended September 30, 2003. General and administrative expenses were $7.1 million for the nine months ended September 30, 2004, compared to $5.4 million for the nine months ended September 30, 2003. The increase in general and administrative expenses in both periods was related primarily to supporting our business growth and to meeting requirements of Section 404 of the Sarbanes-Oxley Act.

     We anticipate that general and administrative expenses will increase in 2004 in order to support our increased business activity and also to comply with various requirements of the Sarbanes-Oxley Act. We may incur substantial additional legal expenses as we continue to defend our patent rights in the existing Neutrino patent infringement litigation. In addition, we may incur unanticipated legal expenses if we become involved in any new litigation.

Other income (expense)

     Other income decreased to $342,000 for the three months ended September 30, 2004, compared to $420,000 for the three months ended September 30, 2003.  Other income decreased to $566,000 for the nine months ended September 30, 2004, compared to $1.1 million for the nine months ended September 30, 2003.  Decreases in both periods were primarily due to decreases in foreign currency transaction gains.

Provision for income taxes

     Provision for income taxes increased to $169,000 for the three and nine months ended September 30, 2004, compared to none for the three and nine months ended September 30, 2003.  Increases in both periods were due to positive net income in the U.S. and our expected effective tax rate on U.S. income, which results from alternative minimum tax ("AMT") and state income tax provisions.  U.S. tax laws state that, when calculating AMT income, tax loss carryforwards may offset 90% of taxable income. A tax rate of 20% is then applied to AMT income.

     Since our inception, we have accumulated domestic net operating loss carryforwards, foreign net operating loss carryforwards and research and experimentation tax credit carryforwards.  The tax effects of these carryforwards have given rise to deferred tax assets.  To date, we have established a valuation allowance entirely offsetting deferred tax assets, thereby eliminating any deferred tax benefit.  If our U.S. operations continue to generate taxable income on a consistent basis, we may reduce our deferred tax asset valuation allowance on U.S. deferred tax assets thereby recognizing a deferred tax benefit.

Liquidity and Capital Resources

     Our cash and cash equivalents balance was $14.5 million as of September 30, 2004, compared to $13.7 million as of December 31, 2003. Cash and cash equivalents were primarily invested in money market accounts. Our short-term and long-term investment securities totaled $48.7 million as of September 30, 2004, compared to $47.3 million as of December 31, 2003. Investment securities consist of high-grade U.S. government or corporate debt and high-grade asset-backed securities. While our intent is to hold our securities until maturity, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies.

     Operating activities provided cash of $5.3 million for the nine months ended September 30, 2004, compared to cash used of $5.0 million for the nine months ended September 30, 2003. The increase in cash provided in 2004 compared with 2003 was primarily due to a reduction in our net loss, a smaller increase in inventory in 2004 due to a higher than planned sales volume and an increase in accounts payable and accrued expenses due to increased business activity and timing differences.  These were partially offset by an increase in prepaid expenses and other assets due to, among other things, an increased cash deposit for a value-added tax guarantee by our U.K subsidiary.

     We anticipate that cash provided by operations will increase in 2004 compared to 2003 primarily due to anticipated profitable operations versus a net loss in the prior year. This decrease will depend on our ability to successfully sell our products, collect our receivables, control our inventories and manage our expenses.

     Investing activities used cash of $7.8 million for the nine months ended September 30, 2004, compared to cash used of $10.8 million for the nine months ended September 30, 2003. The decrease in cash used in 2004 compared with 2003 was primarily due to a decrease in net purchases of investment securities, partially offset by the acquisition of SonoMetric Health, Inc. and an increase in purchases of property and equipment.

     We anticipate using cash to invest in high quality investment instruments in 2004, the extent of which will depend on the interest rate environment during the period and the timing of cash flows from our operations during the period.

     Financing activities provided cash of $3.6 million for the nine months ended September 30, 2004, compared to $2.3 million for the nine months ended September 30, 2003.   The main source of cash provided by financing activities in 2004 was the exercise of employee stock options totaling $3.7 million, compared to $2.4 million in 2003.

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

     On September 30, 2004, the Texas court issued its rulings on the summary judgment motions. First, the court denied our Motion for Summary Judgment Based on Invalidity, finding that there are issues of fact in dispute that must be resolved by a jury at trial. Second, the court granted Neutrino's Motion for Summary Judgment of Infringement, finding that the SonoSite products infringe the '021 patent as the court has construed the claims in the Markman hearing. As a result, the court ordered us and Neutrino to enter into mediation, which must be completed by January 31, 2005. If mediation is unsuccessful, the court has set a jury trial date for October 2005.

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

     We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in these matters. If we are not successful in our defense of these claims, we could be forced to pay damages related to past product sales, modify or discontinue selling our products or may enter into royalty or licensing agreements for future product sales, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represented the majority of our revenue for the nine month periods ended September 30, 2004 and 2003.

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

     In March 2003, one of our component suppliers, Philips Semiconductor, or Philips, informed us that, commencing in September 2003, it would discontinue production of our integrated circuit chips using 0.35-micron technology. We have designed and implemented a new chip using 0.2-micron technology that will continue to be produced by Philips to replace all but one of the discontinued chips. We expect to design and implement an additional new chip to replace the remaining 0.35-micron chip by early 2005. In the second quarter of 2003, we entered into a purchase commitment totaling approximately $3.6 million for supplies of 0.35-micron chips from Philips for our anticipated manufacturing needs until new chips have been incorporated in all of our products. We pay for these chips at the time deliveries are made to us. As of September 30, 2004, our remaining purchase commitment was approximately $2.0 million. On December 31, 2004, we are required to take possession of, and pay for, the balance of the undelivered chips. Demand for our products, however, may exceed our forecasts, in which case we would require additional 0.35-micron chips to manufacture additional products. We are currently in negotiations with Philips to purchase additional quantities of the 0.35-micron chips beyond the original $3.6 million commitment. Conversely, if demand for our products falls short of our forecasts, we may experience excess inventory of 0.35-micron chips. If our actual demand for these chips varies significantly from our forecasted demand, we may experience delays in manufacturing, lost sales, a write-down of inventory or a deterioration in gross margin.

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

     In addition, the FDA requires us and our key medical device suppliers to demonstrate and maintain compliance with the FDA's Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, shipping and servicing of our products. The FDA enforces the QSR through periodic inspections.  The FDA inspected our manufacturing facility in September 2003.  In addition, the British Standards Institute has performed several management systems assessments of our manufacturing processes. These inspections resulted in observations to which we submitted responses, and we believe these responses have been accepted by those agencies. Any failure to take corrective action in response to a QSR inspection could force a shutdown of our manufacturing operations, and a recall of, or field action relating to, our products. Also, in August 2001, the FDA classified as a class II field action a May 2000 software upgrade we issued to correct an error in an algorithm contained in one of our products. In September 2000, we provided purchasers of our products with a software upgrade to correct this error, and at the FDA's request, we recently sent two additional letters to these purchasers to provide them with a final opportunity to upgrade the software at no charge.  This action has been completed and we received final written closure from the FDA on this matter in September 2004.

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

     With the exception of the fiscal quarters ended September 30, 2004, December 31, 2003 and December 31, 2002, we have incurred net losses in each quarter since we commenced operations. As of September 30, 2004, we had an accumulated deficit of approximately $87.5 million. We achieved a profitable fiscal quarter ended September 30, 2004 and expect to achieve one or more profitable quarters within the next several quarters. Even if we do achieve one or more profitable quarters, however, we may be unable to sustain or increase future profitability on a quarterly or annual basis. Additionally, our losses may increase if we cannot increase or sustain our revenue. We expect that our operating expenses will increase in the foreseeable future as we expand our sales and marketing infrastructure, our administrative support, our product development activities and our product offerings. Our expansion efforts, to be successful, may require more funding than we currently anticipate. Accordingly, we will need to generate significant additional revenue in the future before we will be able to sustain or increase profitability. If we cannot generate such revenue, we may never be profitable. If we fail to achieve sustained profitability, the market price for our common stock will likely fall.

A failure to manage our growth could impair our ability to achieve our business objectives.

     We have experienced rapid growth since our inception as a stand-alone company. Our revenue increased from $45.7 million in 2001 to $73.0 million in 2002 and $84.8 million in 2003. We expect continued significant growth, particularly internationally, as we continue to develop, manufacture, market and sell our products. Our growth could strain our existing management, operational and financial resources. In order to manage our growth effectively, we will need to expand our manufacturing and quality assurance staff, our sales staff and our international support staff. In addition, we will need to improve the productivity and efficiency of our existing operational, financial and management resources and information systems. We may be unable to hire and retain the personnel necessary to operate and expand our business. We also may be unable to increase the productivity and efficiency of our existing resources. If we fail to timely improve or augment our existing resources in response to our growth, we may be unable to effectively manage our business and achieve our objectives.

We, or our independent auditors, may determine that we have material weaknesses in our internal controls over financial reporting. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

     Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting for our current year ending December 31, 2004. We have dedicated a significant amount of time and resources to ensuring compliance with this legislation, but we have not completed this process or our assessment and, accordingly, we cannot provide any assurance that we, or our independent auditors, will be able to complete the necessary work in a timely manner. The evaluation and attestation processes required by Section 404 are new and neither companies nor independent auditors have significant experiences in testing or complying with these requirements.  Accordingly, we may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation, or any attestation at all, by our independent auditors. Additionally, management's assessment of our internal controls over financial reporting may identify deficiencies that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Should we, or our independent auditors, determine that we have a material weakness in our internal controls over financial reporting, our results of operations or financial condition may be materially adversely affected and the price of our common stock may decline.

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

     The percentage of our revenue originating outside the United States equaled 38% for the year 2003 and 47% for the nine months ended September 30, 2004. Total sales for the nine months ended September 30, 2004 denominated in a currency other than USDs were approximately $21.7 million, or 28% of total consolidated revenues. Our revenue from international sales may be adversely affected by any of the following risks:

•	currency rate fluctuations;
•	adverse political or economic conditions;
•	reduced protection for intellectual property rights;
•	longer receivables collection periods and greater difficulty in receivables collection;
•	localizing products for foreign markets; and
•	compliance with export laws, including license requirements, trade restrictions and tariff increases.

     As of September 30, 2004, 61% of our outstanding accounts receivable balance was from international customers.  We regularly review our receivable positions in foreign countries for any indication that collection may be at risk.

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

     On May 20, 2004, we acquired 100% of the outstanding common shares of SonoMetric Health, Inc., or SonoMetric. The results of SonoMetric's operations have been included in our consolidated financial statements since that date. SonoMetric is a medical software company whose primary product is designed to be used with ultrasound technology to measure the intima-media thickness, or IMT, of the carotid artery. Increased thickness of the IMT in the carotid artery is associated with an increased risk of developing atherosclerosis, which is a leading cause of heart disease. We plan to incorporate SonoMetric's software into our products.

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

     As of September 30, 2004, our executive officers, directors and affiliated entities together beneficially owned approximately 6.3% of the outstanding shares of our common stock. Based on currently available information, seven other shareholders owned in the aggregate approximately 53.3% of the outstanding shares of our common stock. Among these shareholders, the State of Wisconsin Investment Board, or SWIB, owned approximately 12.6% of the outstanding shares of our common stock and Kopp Investment Advisors, Inc. owned approximately 9.7%. As a result, these shareholders or any other concentrated owner may be able to exert significant influence over all matters requiring shareholder approval, including the election of directors, matters relating to the attraction and retention of employees, such as stock option plans, and approval of significant corporate transactions that could include certain matters relating to future financing arrangements and unsolicited tender offers. In addition, many of our institutional shareholders have indicated that they will follow the recommendations on proxy voting issued by Institutional Shareholder Services. This concentration of ownership may delay, deter or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock, which could result in a decline in our stock price.

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

     As of September 30, 2004, our portfolio consisted of $17.3 million of interest-bearing debt securities with maturities of less than one year and $31.4 million of interest-bearing debt securities with maturities of more than one year. Our intent is to hold these securities until maturity, but we have classified them as available-for-sale in the event of unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for the remainder of 2004 from a hypothetical 10% increase in market interest rates would not have a material impact on the investment portfolio.

Foreign currency risk

     Except for sales transacted by our wholly-owned subsidiaries, we transact all our sales in U.S. dollars, or USDs; therefore, the obligations of many of our international customers are in USDs. Our exposure to risk from fluctuations in foreign currencies relates primarily to the strengthening of the USD against the local currency of our international subsidiaries, which may result in foreign exchange losses on transactions with them, and our international customers, which may impact our ability to collect amounts owed by them.

     As of September 30, 2004, 61% of our outstanding accounts receivable balance was from international customers, of which 60%, or approximately $9.4 million, was denominated in a currency other than USDs. Total sales for the nine months ended September 30, 2004 denominated in a currency other than USDs were approximately $21.7 million, or 28% of total consolidated revenues. The British pound, the euro and the Japanese yen represented the majority of financial transactions executed in a currency not denominated in USDs. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk.  In addition, we utilize letters of credit where they are warranted in order to mitigate our collection risk.

     We periodically enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. As of September 30, 2004, we did not have any foreign currency hedging contracts.

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

     Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004, and they have concluded that our disclosure controls and procedures were effective.

Changes in internal controls

     There were no significant changes in our internal controls over financial reporting or, to the knowledge of our management, in other factors that could significantly affect our disclosure controls and procedures during the quarter ended September 30, 2004. During the course of our evaluation and testing of internal controls over financial reporting in connection with Section 404 of the Sarbanes-Oxley Act of 2002, we have implemented and are in the process of implementing changes in the design and operation of internal controls to increase their effectiveness.

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

     On September 30, 2004, the Texas court issued its rulings on the summary judgment motions. First, the court denied our Motion for Summary Judgment Based on Invalidity, finding that there are issues of fact in dispute that must be resolved by a jury at trial. Second, the court granted Neutrino's Motion for Summary Judgment of Infringement, finding that the SonoSite products infringe the '021 patent as the court has construed the claims in the Markman hearing. As a result, the court ordered us and Neutrino to enter into mediation, which must be completed by January 31, 2005. If mediation is unsuccessful, the court has set a jury trial date for October 2005.

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

     We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in these matters. If we are not successful in our defense of these claims, we could be forced to pay damages related to past product sales, modify or discontinue selling our products or may enter into royalty or licensing agreements for future product sales, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represented the majority of our revenue for nine month periods ended September 30, 2004 and 2003.

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

Item 6.    Exhibits

Exhibit
No.		Description

10.1	*	Distribution Agreement between Boston Scientific Corporation and the Registrant, dated August 4, 2004
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

* Confidential Treatment has been requested for portions of this exhibit; the omitted material has been separately filed with the Securities Exchange Commission.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOSITE, INC. (Registrant)

Dated:	November 9, 2004	By:	/s/ MICHAEL J. SCHUH

Michael J. Schuh
Vice President-Finance, Chief Financial Officer
and Treasurer
(Authorized Officer and Principal Financial
Officer)

INDEX TO EXHIBITS

Exhibit
No.		Description

10.1	*	Distribution Agreement between Boston Scientific Corporation and the Registrant, dated August 4, 2004
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

* Confidential Treatment has been requested for portions of this exhibit; the omitted material has been separately filed with the Securities Exchange Commission.