Form 10-K
period 2004-12-31
SONOSITE INC
filed 2005-03-16
CIK 1055355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

 [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
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
None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, $0.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X]  No [  ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sale price of the registrant’s Common Stock on June 30, 2004 as reported on the Nasdaq National Market, was $271,375,888.

As of February 28, 2005, there were 15,375,181 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in 2005, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SONOSITE, INC.

ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

Trademarks

SonoSite®, the stylized SonoSite logo, iLook®, SonoHeart®, SonoKnowledge®, SiteStand®, SitePack® and SiteCharge® are all registered trademarks of SonoSite, Inc. TITAN™, 180PLUS™, SonoCalc™, OnSite™ and The Imaging Physical™ are trademarks of SonoSite, Inc. All other brand names, trademarks or service marks referred to in this report are the property of their owners.

PART I

Our disclosure and analysis in this report and in our 2004 Annual Report to shareholders, of which this report is a part, contain forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

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

ITEM 1. BUSINESS

Overview

We are the world leader in hand-carried ultrasound (“HCU”). We specialize in the development of hand-carried ultrasound systems for use across medical specialties and in a range of settings. Our proprietary technologies have enabled us to design hand-carried diagnostic ultrasound systems that combine all-digital, high-resolution imaging with advanced features and capabilities typically found on cart-based ultrasound systems. We believe that the performance, mobility, durability, ease of use and cost-effectiveness of our products are expanding existing diagnostic ultrasound markets and are opening new markets by bringing ultrasound out of the imaging center to other clinical settings and to the point-of-care such as the patient’s bedside or the physician’s examining table.

The size, weight, cost and complexity of cart-based ultrasound systems typically require a physician or highly trained clinician to perform the examination in a centralized imaging department, such as a hospital’s radiology department. By providing cost effective high performance ultrasound at the point-of-care, our systems can eliminate delays associated with the referral process and enable medical professionals to use ultrasound more conveniently in a wider variety of clinical settings. This increased accessibility is changing clinical practice, improving patient care and has the potential to reduce cost through earlier and more rapid diagnosis of diseases and conditions.

Our products are used for imaging in medical specialties, such as radiology, cardiology, obstetrics and gynecology, emergency medicine, surgery, critical care, internal medicine and vascular medicine. In addition, the U.S. Military has successfully deployed our systems in both traditional hospital settings and into field hospitals and forward surgical teams. We began shipping our first products in September 1999 and today have an installed based of approximately 20,000 systems worldwide.

Our first generation of products includes the 180 and iLook® series. The SonoSite 180PLUS™ system is designed for general ultrasound imaging and the SonoHeart® ELITE is specifically configured for cardiovascular applications. The iLook 25 imaging tool is designed to provide visual guidance for physicians and nurses while performing vascular access procedures and the iLook 15 imaging tool is designed to provide imaging of the chest and abdomen. Our second generation product, the TITAN™ system, began shipping in June 2003. This high performance system has both general imaging and cardiology capabilities. We have announced that we will introduce a product based on our third generation technology in the first half of 2005.

We were formerly a division of ATL Ultrasound, Inc., or ATL. On April 6, 1998, we were spun-off as an independent, publicly owned Washington corporation. ATL retained no ownership in us following the spin-off. We entered into a technology transfer and license agreement with ATL pursuant to which we took ownership of certain ultrasound technology developed as part of a government grant and also patent rights, which had been established or were being pursued for that technology. As part of this agreement, we also entered into a cross-license whereby we had the exclusive right to use certain ATL technology existing on April 6, 1998 or developed by ATL during the three-year period following April 6, 1998 in ultrasound systems weighing 15 pounds or less, and ATL had the exclusive right to use our technology existing on April 6, 1998 or developed by us during the same three-year period in ultrasound systems weighing more than 15 pounds. On April 6, 2003, this cross-license became nonexclusive and, except for the patented technology of each party, now extends to all ultrasound systems regardless of weight.

Medical Ultrasound Imaging

Ultrasound uses low power, high frequency sound waves to provide noninvasive, real-time images of the body’s soft tissue, organs and blood flow. Ultrasound can be cost effective by eliminating the need for more time intensive, invasive and expensive procedures and allowing for earlier diagnosis of diseases and conditions. To generate an ultrasound image, a clinician places the transducer on the skin or in a body cavity near the targeted area of interest. Tissues and bodily fluids reflect the sound waves emitted by the transducer, which also receives these reflections. Based on these reflections, the ultrasound system’s beamformer measures and organizes the sound waves and produces an image for visual examination, using digital or analog signal processing or a combination of the two. Broadband digital signal processing technology, such as that used by our products, allows an ultrasound system to obtain and process greater amounts of information. Accordingly, digital ultrasound systems produce higher resolution images than analog and hybrid analog/digital ultrasound machines.

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

Our Markets

According to a study published by Klein Biomedical Consultants, Inc. (“Klein”), the worldwide ultrasound market in 2003 was approximately $3.5 billion. Radiology or general imaging is the largest clinical segment and accounts for approximately 40% of this market. Cardiology and obstetrics/gynecology account for approximately 25% and 20%, respectively. Vascular medicine and other applications account for the remaining 15%. The U.S. market represents approximately 35% of the total $3.5 billion worldwide market. Another important clinical segment within the international market is the shared services market, which is comprised of systems configured to perform both radiology and cardiology examinations. Based on industry analyst reports, we estimate that this market accounts for approximately 20% of the international market, or an estimated $460 million. We believe that lower cost, high-performance hand-carried systems, such as ours, will increasingly be used to replace higher-priced cart-based ultrasound systems for existing users as well as to accelerate the proliferation of ultrasound to new users.

In 2003, for the first time, industry analysts began to separately track the market for HCU. According to the 2003 estimates from Klein and Frost & Sullivan, SonoSite is recognized as the leader of the HCU market that is considered to be the fastest growing segment of the worldwide ultrasound market. HCU products are defined as approximately laptop-sized systems weighing 15 pounds or less. Worldwide sales of HCU products have grown from approximately $10 million in 1999, when SonoSite began shipping the first HCU products, to estimated sales of $195 million in 2004 with sales approximately evenly divided between U.S. and international markets, according to Klein. Although some of the growth in HCU will come at the expense of cart-based systems, we believe the majority of the growth will come from new clinical applications and new users of ultrasound due to the mobility and ease-of-use of HCU products. HCU is making possible new clinical uses of ultrasound in settings such as the physician’s office, the emergency room and the surgical suite where the size, weight and complexity of cart-based systems make them difficult to use.

We see our future growth as being derived from three major sets of markets that we characterize as traditional, emerging and cardiovascular disease management. The traditional diagnostic markets are the primary markets for cart-based ultrasound and include the medical specialists that incorporate extensive use of ultrasound in their practice, i.e. radiologists, cardiologists, OB/Gyn physicians and vascular surgeons. We estimate that sales into traditional markets accounted for the majority of the HCU market in 2004. HCU brings cost and productivity benefits to these traditional markets by “mobilizing” the imaging examination so that it can be performed at the point-of-care rather than bringing the patient to the imaging lab. The emerging markets are those in which ultrasound has not been typically used and includes emergency medicine, surgery and vascular access procedures. We see these emerging markets becoming an increasing proportion of our overall sales. In the emerging markets, HCU offers the benefits of rapid assessment, visual guidance and reduced risk for interventional procedures such as placement of regional anesthesia, biopsy or catheter insertions that are usually performed “blind” using the landmark method of anatomy for guidance. The third category, cardiovascular disease management, is a market that we believe offers great potential for HCU through its ultimate incorporation into the physical examination, something which we refer to as the Imaging Physical™. HCU could offer a low cost and convenient way to help physicians detect cardiovascular disease early, even in those with no clinical symptoms, and monitor treatment. Our SonoCalc™ IMT software is designed for measuring the intima media thickness of the carotid artery, with an increased wall thickness associated with an increased risk of cardiovascular disease. According to the American Heart Association, cardiovascular disease is the leading cause of death in the U.S. and affects an estimated 64 million people in this country alone. Over 290,000 physicians in specialties ranging from family practice to internal medicine to neurology are involved in addressing this disease and could represent a significant additional market opportunity for SonoSite.

Our Strategy

Our goal is to lead in the design, development and commercialization of high-performance, hand-carried ultrasound imaging systems. We plan to increase our share in markets that we currently serve and also seek growth by entering new markets with significant opportunities. Our strategy to achieve our objectives consists of the following key elements:

•	Continue to lead the HCU market by building upon and expanding product and technology leadership. We believe our products represent the most advanced technology available in hand-carried ultrasound systems. We are committed to continuing to expand this technological advantage by further enhancing our existing products and creating new ones. As of December 31, 2004, we employed over 60 people in research and development. Since our inception, we have introduced two generations of our hand-carried ASIC (application specific integrated circuit) technology, which have improved performance and expanded diagnostic capabilities of our systems. We plan to introduce a product based on our third generation technology in the first half of 2005. This technology will provide a scalable technology platform that will enable future products customized for specific clinical applications that vary by size, cost and performance.

•	Maximize the productivity of our direct sales force. As of December 31, 2004, we employed over 70 direct sales representatives in the U.S., United Kingdom, France, Germany, Spain, Japan, Australia and Canada. To further enhance the productivity of our direct sales force, we will continue to:

•	invest in training and educating our sales force;

•	utilize inside sales to maximize our installed base and qualify new customer leads; and

•	expand our corporate account relationships.

•	Broaden our sales distribution channels. We believe that other markets offer opportunity for growth, but will require enhancements to our sales distribution channels. For example, in 2004 we established strategic alliances with Aloka Co. Ltd. for distribution of our TITAN system in Japan and with Boston Scientific Corporation and Nippon Sherwood Medical Industries Ltd. for distribution of our iLook product in the U.S. and Japan, respectively. We intend to enter into new third party distributor arrangements and explore strategic relationships to develop markets within ultrasound or with ultrasound-dependent technologies. We believe that strategic relationships can accelerate market penetration to customers not served by our direct sales force.

•	Drive our technology across the clinical spectrum. We believe that the performance, mobility, durability and cost effectiveness of our products are resulting in the creation of new clinical markets for us. We are bringing ultrasound out of the imaging center directly to the patient point-of-care, such as the emergency room, the physician’s office and other nontraditional ultrasound settings. With the addition of SonoCalc, we have taken initial steps to enter the market for cardiovascular disease management. We believe that new markets like these will offer us significant potential for additional growth.

Our Products

We offer five types of hand-carried ultrasound imaging systems: the SonoSite TITAN, the 180PLUS, the SonoHeart ELITE, the iLook 15 and the iLook 25. All SonoSite ultrasound systems consist of a digital beamformer, integrated color display, control panel, including navigational trackpad (TITAN), trackball (180PLUS and ELITE) or D-controller (iLook), alphanumeric keyboard and measurements. Each of the five SonoSite systems supports image storage, image documentation to video printer or VCR and direct personal computer connectivity. In addition, they can be battery operated when needed and are designed for the rigors of mobile use by withstanding damage from a drop on a hard surface and continuing to function. The following is a summary of our five ultrasound imaging products and their major features:

•	SonoSite 180PLUS. The SonoSite 180PLUS weighs 5.4 pounds and is a point-of-care ultrasound system for general diagnostic imaging. It offers the following major features:

•	two dimensional, or B-mode, imaging, allowing real-time two-dimensional visualization of anatomic structures within the body;

•	M-mode imaging, providing a display of depth versus time. M-mode is particularly useful for evaluation of fast-moving structures, such as valves within the heart;

•	pulsed wave, or PW, Doppler imaging. PW Doppler imaging uses short, pulsing bursts of ultrasound waves to provide a quantitative assessment of the velocity of blood flow. The name of the technology refers to the Doppler effect, which is an apparent change in the frequency of the reflected ultrasound wave due to the relative motion between the reflector and transducer;

•	color power Doppler and directional color power Doppler, allowing two-dimensional visualization of blood flow patterns;

•   ability to store up to 119 images for off-line printing and review;

•	image documentation capabilities, including connection to printers or VCRs and downloading to personal computers;

•	tissue harmonic imaging, or THI, a signal processing technique providing enhanced image quality by using high frequency information to enhance image resolution;

•	basic electrocardiogram, or ECG, capability. When visualizing the heart, it is often useful to visualize basic relationships between cardiac motion and cardiac electrical activity. ECG provides this capability; and

•	continuous wave, or CW, Doppler imaging. CW Doppler imaging uses continuous reflected ultrasound waves to provide a quantitative assessment of the velocity of blood flow. CW Doppler, because it relies on a continuous stream of information, enables assessments of blood flow moving at speeds higher than PW Doppler is capable of assessing.

•	SonoHeart ELITE. The SonoHeart ELITE is a point-of-care ultrasound system with expanded measurement tools and clinical analysis packages intended for use by cardiologists and other healthcare providers in the cardiology market. The SonoHeart ELITE has all the product features of the SonoSite 180PLUS.

•	SonoSite TITAN. The TITAN system, first shipped in June 2003, is our newest product and represents our second generation of digital technology. Weighing 7.7 pounds, the TITAN, with its larger display screen and removable memory flashcards, combines the high performance of cart-based systems with the speed, flexibility and durability of mobile ultrasound devices. The TITAN can be used for stationary applications in its Mobile Docking Station (MDS), which supports connectivity to hospital PACS and HIS systems, multiple transducer connections and on-board documentation devices, yet the modular design of the TITAN enables it to be taken out of the MDS to rapidly deliver imaging at the point-of-care. The modularity of the TITAN enables the user to easily store images or economically upgrade to new features through a standard flashcard or interchangeable hardware. The TITAN has all the product features of the SonoSite 180PLUS as well as the following features:

•	velocity based color Doppler. Color Doppler is traditionally used to allow the user to visualize the relative velocity of blood flow within blood vessels or chambers of the heart;

•	split screen capabilities for side imaging or duplex Doppler;

•	image documentation capabilities, including connection to video printers or VCRs, DICOM Worklist and DICOM file format for use with PACS print and storage capabilities; and

•	expanded measurement tools and clinical analysis packages.

•	iLook 15. The iLook 15, with its fixed curved array transducer, provides imaging for focused abdominal and cardiac applications.

•	iLook 25. The iLook 25, with its fixed linear transducer, provides superb image quality of a patient’s vessels to aid in vascular access applications.

Both of these iLook products, which each weigh approximately 3 pounds, offer the following:

•	a touch screen for data input;

•	a single point-to-point measurement tool;

•	ability to store over 70 images for off-line printing and review;

•	cine loop retains images for frame-by-frame review;

•	connectivity to a PC or video printer for image download through a docking station;

•	2D and color power Doppler; and

•	The iLook 15 offers directional color power Doppler and harmonic imaging.

The TITAN, 180PLUS and SonoHeart ELITE utilize seven transducers, which are designed for use in the following clinical applications:

•	general abdominal and obstetrics imaging;

•	intracavitary (gynecologic, urologic) ultrasound imaging;

•	neonatal, vascular and pediatric imaging;

•	cardiac, thoracic and abdominal imaging, including trauma assessment;

•	breast, musculoskeletal, vascular, interventional and small-parts imaging;

•	intraoperative and superficial vascular imaging; and

•	veterinarian applications (musculoskeletal, obstetric, gynecologic, cardiovascular and general imaging).

•	SonoCalc IMT Software. Patented, automatic edge-detection software provides physicians with the ability to measure the intima media thickness of a patient’s carotid artery and compare it with published population data to generate an individualized cardiovascular report.

We also offer the following related accessories and educational programs:

•	Accessories. We offer a wide selection of accessories for our products. These include mobile docking stations, multiple transducer connections, image transfer and management software, printers, VCRs, auxiliary monitors, storage devices, carrying cases and disposable supplies.

•	Specialized training and education. SonoSite develops education programs independently and in partnership with numerous medical societies and other recognized experts in ultrasound education to provide courses for SonoSite customers. These educational offerings include traditional educational courses, including Imported Courses which are continuing medical education, or CME, events held at the customer’s location, traditional enduring materials, including books and CDs, and Site Visits, which allow SonoSite customers to visit with renowned experts. SonoSite also pioneered a unique online education site, which has been developed for the benefit of existing customers in the emerging markets that are new to the routine use of ultrasound. As we develop new and emerging markets, we plan to continue to support the development of accredited and market-specific training materials, and expand the use of workshops in conjunction with recognized leaders in ultrasound.

Sales and Marketing

We currently sell our products through sales channels comprised of direct sales representatives and their managers, independent third-party distributors managed by distribution managers and strategic alliances. As of December 31, 2004, we employed over 70 direct sales representatives in the U.S. and in our wholly-owned subsidiaries located in the United Kingdom, Germany, France, Spain, Japan, Australia and Canada. In addition to our direct sales, we sell products in over 75 countries through a network of independent third-party distributors. In 2004, we entered into strategic alliances with Aloka Co. Ltd. for distribution of our TITAN system in Japan and with Boston Scientific Corporation and Nippon Sherwood Medical Industries Ltd. for distribution of our iLook system in vascular access markets in the U.S. and Japan, respectively. In addition to our distribution managers responsible for Middle East and Africa, Europe and Latin America, we plan to add distribution managers in key Asian markets.

In the U.S., we have complemented our direct sales efforts by entering into group purchasing agreements with major healthcare group purchasing organizations, or GPOs. Currently, we have GPO supply agreements with various groups including Amerinet, Inc., Premier, Inc., Consorta, Inc., Broadlane, Inc. (includes Kaiser Permanente, Tenet Healthcare and others). We also have two supply agreements with the U.S. government, specifically with the Defense Supply Center of Philadelphia (DSCP) and the General Services Administration (GSA). In the United Kingdom, we have a supply agreement with the Purchasing and Supply Agency of the National Health Service, or NHS, which contracts on a national basis for products and services purchased by the NHS.

In our direct sales operations, we employ a team of clinical specialists that support the demonstration of our product with our sales representatives, assist in the installation of our products and assist in the marketing of our products through their support of trade shows and seminars.

We derived approximately 53% of our revenue from domestic sales in 2004 compared to 62% in 2003 and 58% in 2002. We attribute revenue to a foreign country based on the location to which we ship our products. However, products sold to the U.S. government but deployed in a foreign country are attributed to domestic revenue. We currently have one reporting segment. For information regarding revenues and long-lived assets by geography, refer to Note 15 to our consolidated financial statements.

Our revenue from international sales may be adversely affected by a number of risks, including competition, currency rate fluctuations, reduced protection for intellectual property rights and greater receivable collections periods or write-offs. Our revenue from international sales may also be adversely affected by the cost or difficulty of localizing products for foreign markets and complying with export laws, including license requirements, trade restrictions and tariff increases.

We do not maintain a significant backlog in our business. Our sales channels must sell most of each quarter’s revenue in that quarter with a significant portion of orders received at the end of the quarter.

Patents and Intellectual Property Rights

We rely on a combination of patent, copyright, trademark and trade secret laws and other agreements with employees and third parties to establish and protect our proprietary rights. We require our officers, employees and consultants to enter into standard agreements containing provisions requiring confidentiality of proprietary information and assignment to us of all inventions made during the course of their employment or consulting relationship. We also enter into nondisclosure agreements with our commercial counterparties and limit access to, and distribution of, our proprietary information.

We are committed to developing and protecting our intellectual property and, where appropriate, file patent applications to protect our technology. We hold 19 U.S. patents relating to various aspects of our products, including the weight of digital beamformers, beamforming capabilities, digital conversion circuitry, transceiver circuitry and circuit integration. We hold three foreign patents relating to our products, and we currently have numerous patent applications pending both in the U.S. and abroad. We consider all of our patents to be significant to our business.

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

On August 20, 2003, the U.S. District Court in the Southern District of Texas issued a decision interpreting certain terms used in the ‘021 patent. This decision does not discuss whether the patent is valid or whether the patent would apply to any of our products. In the order, the court, in resolving disputed terms in the Markman hearing, adopted our construction of the term “a portable body designed to be hand held”, and adopted Neutrino’s construction of the terms “the moveably connected transducer mounting assembly” and “ultrasound emitter”. The court denied our motion for summary judgment. We subsequently filed a new summary judgment motion using the court’s construction of the claim language that the ‘021 patent is invalid based on prior art. Neutrino filed a summary judgment motion based on its allegations of infringement.

On September 30, 2004, the Texas court issued its rulings on the summary judgment motions. First, the court denied our motion for summary judgment based on invalidity, finding that there are issues of fact in dispute that must be resolved by a jury at trial. Second, the court granted Neutrino’s motion for summary judgment of infringement, finding that the SonoSite products infringe the ‘021 patent as the court has construed the claims in the Markman hearing. As a result, the court ordered us and Neutrino to enter into mediation, which was required to be completed by January 31, 2005. Mediation was unsuccessful and the court has set a jury trial date for the fall of 2005. The parties are currently engaged in pretrial motions, discovery, depositions and preparation of expert reports.

Neutrino also filed suit in the Middle District of Florida on August 19, 2003 against a former SonoSite distributor alleging that the sale of our products by such distributor infringes the ‘021 patent. SonoSite assumed the defense of the distributor in accordance with our contractual obligations under the distribution agreement. In December 2004, Neutrino agreed to dismissal of all claims in this suit in return for SonoSite’s consent to Neutrino’s filing of a Second Amended Complaint in the Texas proceeding to add the SonoSite TITAN, SonoHeart ELITE and iLook systems to the Texas suit. Neutrino had also previously filed a similar suit in the Middle District of Tennessee against another medical device distributor for selling a SonoSite product. The Tennessee case was dismissed based on a final judgment and permanent injunction filed a month after the case was filed. The Florida action and the Tennessee judgment have no effect on the Texas proceedings.

We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in these matters. If we are not successful in our defense of these claims, we could be forced to pay damages related to past product sales, modify or discontinue selling our products or may enter into royalty or licensing agreements for future product sales, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represented the majority of our revenue for the years ended December 31, 2004, 2003 and 2002.

We have not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to the potential outcome and any range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to pending litigation. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations, financial position and cash flow.

Competition

We currently face competition from companies that manufacture cart-based and portable ultrasound systems. Many of our competitors are larger and have greater resources than we do and offer a range of products broader than our products. The dominant competitors in this industry are GE Healthcare, a unit of General Electric Company, Siemens AG and Philips Medical Systems, a unit of Koninklijke Philips Electronics, N.V. that acquired two other competitors, Agilent Healthcare Solutions Group and ATL, our former parent company. In addition, as the market for high-performance, hand-carried ultrasound systems develops, we expect competition to increase as potential and existing competitors enter the hand-carried market or modify their existing products to more closely approximate the combined portability, quality, performance and cost of our products. Our current competitors in the portable market include Siemens, GE Healthcare, Philips Medical Systems, Biosound Esaote, Inc., Medison America Inc., a subsidiary of Medison Company, Ltd., and Terason, a division of TeraTech Corporation. GE Healthcare has recently introduced the Vividi, a compact cardiac ultrasound system, and previously introduced the LOGIQ Book XP, a general-purpose compact ultrasound system. ZONARE Medical Systems, Inc. recently announced a portable ultrasound system, but is not believed to have commenced customer shipments.

Research and Development and Technology

We currently employ over 60 people in research and development. In 2004, 2003 and 2002, expenses attributable to research and development for our business totaled $12.6 million, $11.2 million and $12.1 million. We believe our products represent the most advanced technology in high-performance, hand-carried ultrasound imaging systems. We believe our technology gives us a competitive advantage, and we are committed to maintaining this advantage by continuing to enhance our existing products and create new ones. Accordingly, we intend to maintain our research and development expenses at levels we believe necessary to maintain this competitive advantage.

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

Governmental Regulation

The manufacture and sale of our products are subject to extensive regulation by numerous governmental authorities, principally the U.S. Food and Drug Administration, or FDA, as well as several other state and foreign agencies. The FDA requires that we obtain a pre-market notification clearance under Section 510(k) of the Federal Food, Drug & Cosmetic Act prior to introducing our products to the market. By granting 510(k) clearance, the FDA indicates agreement with an applicant’s determination that the product for which clearance has been sought is substantially equivalent to medical devices that were on the market prior to 1976 or have subsequently received clearance. The process of obtaining 510(k) clearance typically takes approximately two to three months, but it can take significantly longer. To date, all of our products have received 510(k) clearance.

Many of the regulations applicable to our products in foreign countries are similar to those of the FDA. Some foreign regulatory agencies require similar pre-market clearance or registration before our products can be marketed or offered for sale in their countries. Such foreign regulatory approvals may be longer or shorter than that required for FDA clearance and the requirements may differ significantly. The national health or social security organizations of certain countries may additionally require our products to be qualified before they can be marketed in those countries. We cannot be assured that such clearances will be obtained.

We are subject to regulations in each of the foreign countries in which we sell products. Currently, our products bear a CE Mark, which indicates that our products comply with the requirements of the applicable European Union Medical Device Directive. Medical devices properly bearing the CE marking may be commercially distributed throughout the European Union. We have received CE certification from the British Standards Institution for conformity with certain quality system standards allowing us to place the CE mark on our product lines. The ISO quality system has been developed by the International Organization for Standardization to ensure that companies are aware of the standards of quality to which their products will be held worldwide. While no additional pre-market approvals in individual European Union countries are required prior to marketing of a device bearing the CE marking, practical complications with respect to marketing introduction may occur. For example, differences among countries have arisen with regard to labeling requirements. We may not be successful in maintaining certification requirements necessary for distribution of our products in the European Union and failure to maintain the CE marking will preclude us from selling our products there.

To ensure that manufacturers adhere to good manufacturing practices, medical device manufacturers are routinely subject to periodic inspections by the FDA and may be inspected by foreign regulatory agencies from countries in which we do business. In addition, the British Standards Institute performs periodic assessments of our manufacturing processes.

Reimbursement

In the U.S., the Center for Medicare and Medicaid Services, known as CMS, establishes guidelines for the reimbursement of healthcare providers treating Medicare and Medicaid patients. Under current CMS guidelines, varying reimbursement levels have been established for ultrasound imaging and diagnostic procedures performed by our products. The actual reimbursement amounts are determined by individual state Medicare carriers and by private insurance carriers for non-Medicare and Medicaid patients. Moreover, states as well as private insurance carriers may choose not to follow the CMS reimbursement guidelines. The use of our products outside the U.S. is similarly affected by reimbursement policies adopted by foreign regulatory and insurance carriers.

Service and Warranty

Our typical warranty period is one year and is included with the original purchase of our ultrasound imaging systems. In addition to our standard warranty, we offer extended warranty agreements for maintenance beyond the standard warranty period. We repair equipment that is out of warranty on a time and materials basis. The warranty liability is summarized as follows (in thousands):

	Balance at beginning of year	Charged to cost of revenue	Applied to liability	Balance at end of year
Year ended December 31, 2004	$381	$709	$(529)	$561
Year ended December 31, 2003	$331	$351	$(301)	$381
Year ended December 31, 2002	$281	$300	$(250)	$331

Employees

As of December 31, 2004, we had approximately 410 employees, of which approximately 15% were engaged in product research and development, 23% in manufacturing, 52% in sales and marketing activities and the remaining 10% in administrative capacities, including executive, finance, legal, human resources, regulatory and information services and technology. Of these, approximately 330 are U.S. employees. There has never been a work stoppage and no employees are covered by collective bargaining agreements. We believe our employee relations are good.

Available Information

We were spun off from ATL as an independent, publicly owned company in April 1998. We make available, free of charge on our website, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or Exchange Act, as soon as reasonably practicable after filing or furnishing the information to the Securities and Exchange Commission. The Internet address for the information is http://www.sonosite.com and then click on “Investors”. Our Code of Conduct, which is our written Code of Ethics under Section 406 of the Sarbanes-Oxley Act of 2002, is also available on our website.

Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price

Our results of operations are subject to significant quarterly variation and periodic fluctuation.

Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include:

•	the timing of new product introductions by us or our competitors;

•	legal and regulatory costs;

•	the timing of orders from major customers and distributors;

•	development and promotional expenses relating to new product introductions;

•	the revenue mix by product and geography;

•	changes in pricing policies by us or our competitors;

•	foreign exchange rates;

•	our ability to meet demand for our products;

•	the market acceptance of our products;

•	changes in distribution channels; and

•	the ability of our sales force to effectively market and sell our products.

Accordingly, our quarterly sales and operating results may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as indications of future performance.

If our products do not gain market acceptance, we will fail to generate sufficient revenue to maintain our business.

The market for high-performance, hand-carried ultrasound systems is relatively new and largely undeveloped. We seek to sell our products to current users of ultrasound, as well as to physicians and other healthcare providers who do not currently use ultrasound. The success of our products depends on their acceptance by the medical community, patients and third-party payers as medically useful, safe and cost-effective. Competing hand-carried or traditional cart-based ultrasound devices may be more accepted or cost-effective than our products. Physicians and other healthcare providers may adopt our products at a slow rate, if at all. Although customers who are experienced in ultrasound procedures will need little, if any, specialized training to use our products, any new users of ultrasound will require training and education to properly administer ultrasound examinations. If these potential customers are unable or unwilling to be trained due to cost, time constraints, unavailability of courses or other reasons, we could experience limited demand for our products. If the market fails to accept our products, we will be unable to generate sufficient revenue to maintain our business.

If we experience difficulties in selling or manufacturing products with our third generation technology, we may fail to meet our 2005 revenue projections.

We anticipate shipping products incorporating our third generation ultrasound technology for selected clinical markets by mid-year 2005. We will manufacture the products at our Bothell, Washington facility incorporating components manufactured by various suppliers. Users of stationary ultrasound carts may not accept the new products, which could discourage widespread new users and uses for them. Our existing customers may not accept the new products due to pricing and functionality differences. If demand for the new products does not meet our projections, we may experience excess inventory levels and may be unable to generate sufficient revenue to grow our business. If we encounter supplier, regulatory, engineering or technical difficulties in manufacturing these new products, we may incur delays in delivery of these products to customers that could adversely affect our revenues for 2005 and beyond.

If we are unable to compete effectively, we will fail to generate sufficient revenue to maintain our business.

We currently face competition from companies that manufacture cart-based and hand-carried ultrasound systems. The dominant competitors in this industry are GE Healthcare, a unit of General Electric Company, Siemens AG, and Philips Medical Systems, a unit of Koninklijke Philips Electronics, N.V. Philips owns two other competitors, Agilent Healthcare Solutions Group and ATL, our former parent company. These competitors are very large, global organizations and have the following advantages over us:

•	greater financial and infrastructure resources;

•	larger research and development staffs;

•	greater experience in product manufacturing, marketing and distribution;

•	greater brand name recognition; and

•	long-standing relationships with many of our potential customers.

These manufacturers of cart-based and portable ultrasound systems could use their greater resources to increase and withstand competition through various means, including price and payment terms, technological innovation, market penetration, employee compensation, hospital systems integration and complementary services such as warranty protection, maintenance and product training. Existing product supply relationships between these competitors and our potential customers could discourage widespread adoption of our products due to brand loyalty or preferred customer discounts. Competition from these companies for employees with experience in the primary point-of-care market could result in higher turnover of our employees. If we are unable to respond to competitive pressures within the cart-based and hand-carried ultrasound markets, we could experience delayed or reduced market acceptance of our products, higher expenses and lower revenue.

In addition, as the market for high-performance, hand-carried ultrasound develops, we expect competition to increase as potential and existing competitors enter the portable market or modify their existing products to more closely approximate the combined portability, quality, performance and cost of our products. Our current competitors in the portable market include Siemens, GE Healthcare, Philips Medical Systems, Biosound Esaote, Inc., Medison America Inc., a subsidiary of Medison Company, Ltd., and Terason, a division of TeraTech Corporation. GE Healthcare has recently introduced the Vividi, a compact cardiac ultrasound system, and previously introduced the LOGIQ Book XP, a general-purpose compact ultrasound system. ZONARE Medical Systems, Inc.

recently announced a portable ultrasound system, but is not believed to have commenced customer shipments. These competitors may develop highly portable or point-of-care ultrasound systems that offer the same or greater reliability and quality, perform greater or more useful functions or are more cost-effective than our products. Some of these competitors may also be able to use their marketing resources to gain a competitive advantage by more effectively building brand awareness of their products. If we are unable to compete effectively with current or new entrants to the high-performance, hand-carried ultrasound market, we will be unable to generate sufficient revenue to maintain our business.

Changes in the healthcare industry could result in a reduction in the size of the market for our products or may require us to decrease the selling price for our products, each of which could have a negative impact on our financial performance.

Trends toward managed care, healthcare cost containment, and other changes in government and private sector initiatives in the U.S. and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies, which could adversely affect the sale and/or the prices of our products. For example:

•	Major third-party payers of hospital and pre-hospital services, including Medicare, Medicaid and private healthcare insurers, have substantially revised their payment methodologies during the last few years which has resulted in stricter standards for reimbursement of hospital and pre-hospital charges for certain medical procedures;

•	Numerous legislative proposals have been considered that would result in major reforms in the U.S. healthcare system that could have an adverse effect on our business;

•	There has been a consolidation among healthcare facilities and purchasers of medical devices in the U.S. who prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;

•	There is economic pressure to contain healthcare costs in worldwide markets; and

•	There are proposed and existing laws and regulations in domestic and international markets regulating pricing and profitability of companies in the healthcare industry.

While we believe that these changes could benefit the sale of lower cost technologies such as ours, these trends could lead to pressure to reduce prices for our products and could cause a decrease in the size of the market or a potential increase in competition that could adversely affect our revenue and profitability, which could have a material adverse effect on our business.

If healthcare reimbursement policies place limits on which providers may receive payment for imaging services, we may experience limited market acceptance of our products.

Market acceptance of our products depends in part on the extent to which our customers receive reimbursement for the use of our products from third party payers such as Medicare, Medicaid and private health insurers. Presently, payment policies for physician-performed diagnostic imaging are fairly unrestricted. The continuing efforts of governmental authorities, private health insurers and other third party payers to contain or reduce the costs of healthcare through various means could, however, result in more limited payment policies for diagnostic imaging. In turn, this would limit market acceptance of our products.

As an example, in March 2005, an independent federal advisory group, the Medicare Payment Advisory Commission (MedPAC), recommended that the U.S. Congress direct the Secretary of Health and Human Services to set standards for providers wishing to receive reimbursement from the Medicare program for diagnostic imaging services. There is presently no information as to whether the Congress will pass such legislation and what standards would be called for if such a requirement were to be instituted.

Additionally, private payers have also taken steps to limit the performance of imaging services to certain physician specialties. For example, Highmark Blue Cross Blue Shield, a commercial insurer operating in Pennsylvania, has recently notified providers that they must meet specific requirements in order to be privileged to provide imaging services to its subscribers in 29 counties in the western part of the state.

Third party payers may also attempt to reduce healthcare costs by making across-the-board reductions in the payment amount for imaging examinations or eliminating payment altogether for particular types of imaging examinations. As an example, a Medicare payment policy that became effective in January 2004 eliminated payment to the hospital for the use of ultrasound to guide the placement of a central venous catheter in Medicare patients. These types of payment reductions could reduce discretionary purchases in settings such as doctor’s offices and clinics. They could also lengthen the time during which existing, essential equipment in hospital settings is used before it is retired.

Additionally, to the extent that the use of current or future products that SonoSite may develop is not described by existing Current Procedural Terminology, or CPT, codes or is not covered under existing coverage policies, there is a risk that reimbursement for studies performed with such products could not be attained at all or within a reasonable timeframe. For example, carotid intima media thickness measurement, which is a performed by our SonoCalc IMT software, is not a part of any insurance company’s standard benefits package.

International markets are also in the process of responding to increases in healthcare spending by adjusting their reimbursement policies. These responses, like those in the U.S., could similarly affect reimbursement for our products and thereby reduce demand for our products. As an example, in Germany, healthcare reform in 2003 introduced a Diagnosis Related Group system that changes healthcare reimbursements from a “per day” reimbursement to a “per case” reimbursement. This change caused hospital administrators to delay capital equipment purchases as they evaluated the impact of this new healthcare system. Despite this fact, which caused the total ultrasound market in Germany to decline further in 2004, our revenues from Germany increased substantially in 2004 as compared to 2003 due to the advantageous positioning of our products within this healthcare framework. If similar changes in healthcare reimbursement are adopted in other countries, they could affect our ability to successfully market and sell our products.

Existing or potential intellectual property claims and litigation may divert our resources and subject us to significant liability for damages, substantial litigation expense and the loss of our proprietary rights.

In order to protect or enforce our patent rights, we may initiate patent litigation. In addition, others may initiate patent litigation against us. We may become subject to interference proceedings conducted in patent and trademark offices to determine the priority of inventions. There are numerous issued and pending patents in the ultrasound field. The validity and breadth of medical technology patents may involve complex legal and factual questions for which important legal principles may remain unresolved. In addition, because patent applications can take many years to result in issued patents and are maintained in confidence by the U.S. Patent and Trademark Office while pending, there may be pending applications of which we are unaware, which may later result in issued patents that our products may infringe. There could also be existing patents of which we are not aware that one or more of our products may infringe. Litigation may be necessary to:

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

On August 20, 2003, the U.S. District Court in the Southern District of Texas issued a decision interpreting certain terms used in the ‘021 patent. This decision does not discuss whether the patent is valid or whether the patent would apply to any of our products. In the order, the court, in resolving disputed terms in the Markman hearing, adopted our construction of the term “a portable body designed to be hand held”, and adopted Neutrino’s construction of the terms “the moveably connected transducer mounting assembly” and “ultrasound emitter”. The court denied our motion for summary judgment. We subsequently filed a new summary judgment motion using the court’s construction of the claim language that the ‘021 patent is invalid based on prior art. Neutrino filed a summary judgment motion based on its allegations of infringement.

On September 30, 2004, the Texas court issued its rulings on the summary judgment motions. First, the court denied our motion for summary judgment based on invalidity, finding that there are issues of fact in dispute that must be resolved by a jury at trial. Second, the court granted Neutrino’s motion for summary judgment of infringement, finding that the SonoSite products infringe the ‘021 patent as the court has construed the claims in the Markman hearing. As a result, the court ordered us and Neutrino to enter into mediation, which was required to be completed by January 31, 2005. Mediation was unsuccessful and the court has set a jury trial date for the fall of 2005. The parties are currently engaged in pretrial motions, discovery, depositions and preparation of expert reports.

Neutrino also filed suit in the Middle District of Florida on August 19, 2003 against a former SonoSite distributor alleging that the sale of our products by such distributor infringes the ‘021 patent. SonoSite assumed the defense of the distributor in accordance with our contractual obligations under the distribution agreement. In December 2004, Neutrino agreed to dismissal of all claims in this suit in return for SonoSite’s consent to Neutrino’s filing of a Second Amended Complaint in the Texas proceeding to add the SonoSite TITAN, SonoHeart ELITE and iLook systems to the Texas suit. Neutrino had also previously filed a similar suit in the Middle District of Tennessee against another medical device distributor for selling a SonoSite product. The Tennessee case was dismissed based on a final judgment and permanent injunction filed a month after the case was filed. The Florida action and the Tennessee judgment have no effect on the Texas proceedings.

We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in these matters. If we are not successful in our defense of these claims, we could be forced to pay damages related to past product sales, modify or discontinue selling our products or may enter into royalty or licensing agreements for future product sales, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represented the majority of our revenue for the years ended December 31, 2004, 2003 and 2002.

We have not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to the potential outcome and any range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to pending litigation. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations, financial position and cash flow.

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

Our success depends on new product development.

Because substantially all of our revenue comes from the sale of hand-carried ultrasound systems and related products, our financial performance will depend upon market acceptance of, and our ability to deliver and support, new products. We have a continuing research and development program designed to develop new products and improve existing products. The life cycles of our products are difficult to estimate and can be significantly affected by technological changes that are difficult to predict. Factors which could cause delays in our product development schedules or even cancellation of our projects to produce and market these products include:

•	research and development delays;

•	competitors producing competing products;

•	other products using new technologies emerge; or

•	industry or regulatory standards exceeding our products’ specifications.

If we fail to enhance our existing products or develop and market new products, our products will become obsolete and we will be unable to compete.

Our operations are subject to currency fluctuation and other risks associated with doing business outside the United States.

The percentage of our revenue originating outside the U.S. equaled 47% in 2004 and 38% in 2003. Total sales for the year ended December 31, 2004 denominated in a currency other than USDs were approximately $33.3 million, or 29% of total consolidated revenues. Our revenue from international sales may be adversely affected by any of the following risks:

•	currency rate fluctuations;

•	adverse political or economic conditions;

•	reduced protection for intellectual property rights;

•	longer receivables collection periods and greater difficulty in receivables collection;

•	localizing products for foreign markets; and

•	compliance with export laws, including license requirements, trade restrictions and tariff increases.

As of December 31, 2004, 61% of our outstanding accounts receivable balance was from international customers, of which 67%, or approximately $14.1 million, was denominated in a currency other than USDs. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk.

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

We have seven wholly-owned sales subsidiaries located in United Kingdom, France, Germany, Spain, Japan, Canada, and Australia. In 2005, we are planning to further expand sales operations in China. Establishing, maintaining and expanding these operations will require us to:

•	substantially increase our costs of operations;

•	temporarily divert existing management resources;

•	establish an efficient and self-reliant local infrastructure;

•	attract, hire, train and retain qualified local sales and administrative personnel;

•	comply with additional local regulatory requirements; and

•	expand our information, financial, distribution and control systems to manage expanded global operations.

Our movement into international markets has required, and will continue to require, substantial financial and management resources. The costs of this expansion are unpredictable, difficult to control and may exceed budgeted amounts. In 2003, we experienced some operational challenges within our European subsidiaries. In France and Spain, we experienced challenges related to sales management and execution. In Germany, healthcare reform in the first half of 2003 caused hospital administrators to delay capital equipment purchases as they evaluated the impact of this new healthcare reform. In 2004, we established a wholly-owned subsidiary in Japan with its own direct sales force. In addition, we entered into new distribution agreements for the sales of our products there. These activities required significant investments in personnel, infrastructure and management, and also required significant resources to comply with all regulatory requirements in Japan. Despite our expenditures and efforts, we may not generate a substantial increase in international revenue, which would impair our operating results.

Our reliance on a single manufacturing facility may impair our ability to respond to natural disasters or other unforeseen catastrophic events.

Our manufacturing facilities are located in two buildings in Bothell, Washington, in close proximity to each other. Despite precautions taken by us, a natural disaster such as an earthquake or other unanticipated catastrophic events at this location could significantly impair our ability to manufacture our products and operate our business. Our facilities and certain manufacturing equipment would be difficult to replace and could require substantial replacement lead-time. Such catastrophic events may also destroy any inventory of product or components. While we carry insurance for natural disasters and business interruption for our Bothell facilities, the occurrence of such an event could result in losses that exceed the amount of our insurance coverage, which would impair our financial results.

We, or our independent auditors, may determine that we have material weaknesses in our internal controls over financial reporting. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2004 and will continue to do so for future fiscal periods. We may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation, or any attestation at all, by our independent auditors. Additionally, management’s assessment of our internal controls over financial reporting may identify deficiencies that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors.

As a part of the annual audit of our internal controls over financial reporting and our consolidated financial statements for the year ended December 31, 2004, a material weakness was identified regarding the preparation and review of our tax provision. As of December 31, 2004, we did not have the appropriate level of expertise to properly calculate and review our accounting for income taxes. As a result of this deficiency in our internal control over financial reporting, we did not detect errors in the measurement of income tax amounts as of and for the year ended December 31, 2004. Specifically, the deferred state income tax benefit was misstated due to an error in the calculation of the amount of the state tax net operating loss carryforwards and was subsequently corrected to reflect the proper measurement of income taxes in accordance with U.S. generally accepted accounting principles. The adjustments and material weakness were limited to income tax calculations and did not impact our revenue, cash flow, or pre-tax income. The tax adjustments represent a control deficiency that constitutes a material weakness under the rules specified by PCAOB Auditing Standard No. 2. Because of this material weakness, our management concluded that, as of December 31, 2004, we did not maintain effective internal control over financial reporting based on those criteria. As a result, KPMG has issued an adverse opinion with respect to our internal controls over financial reporting and their report is included in this Form 10-K.

Should we, or our independent auditors, determine in future fiscal periods that we have additional material weaknesses in our internal controls over financial reporting, our results of operations or financial condition may be materially adversely affected and the price of our common stock may decline.

We have a history of losses, we expect future quarterly losses and we may never achieve sustained profitability.

With the exception of the year ended December 31, 2004, we have incurred net losses in each fiscal year since we commenced operations. As of December 31, 2004, we had an accumulated deficit of approximately $64.4 million. In 2004, we achieved profitability in the fiscal quarters ended December 31 and September 30. Even if we do achieve one or more profitable quarters, however, we may be unable to sustain or increase future profitability on a quarterly or annual basis. Additionally, we may incur losses if we cannot increase or sustain our revenue. We expect that our operating expenses will increase in the foreseeable future as we expand our sales and marketing infrastructure, our administrative support, our product development activities and our product offerings, including new products incorporating our third generation technology. Our expansion efforts, to be successful, may require more funding than we currently anticipate. Accordingly, we will need to generate significant additional revenue in the future before we will be able to sustain or increase profitability. If we cannot generate such revenue, we may not be profitable. If we fail to achieve sustained profitability, the market price for our common stock will likely fall.

If traditional providers of ultrasound examinations in the U.S. discourage potential new users from adopting our products, we could experience limited demand for our products.

In the U.S., the size and complexity of traditional cart-based ultrasound systems typically require a physician or highly trained clinician to perform the examination in a centralized imaging department, such as a hospital’s radiology department. Although our products are currently used by radiologists, our products also enable the delivery of ultrasound examinations at the primary point of care by the examining physician or healthcare provider. Radiologists and other ultrasound specialists have a professional and financial interest in retaining their status as the principal providers of ultrasound services. For example, the American College of Radiology, or ACR, the largest medical society for radiologists, has endorsed the recommendations of the Medicare Payment Advisory Commission (MedPAC) to set national standards for performing and interpreting diagnostic imaging studies covered by Medicare. If the U.S. Congress were to accept such a proposal and pass legislation authorizing the Secretary of Health and Human Services to require standards for imaging providers, it could become more difficult for non-radiology physicians to receive reimbursement for performing and interpreting diagnostic imaging studies. The ACR political action committee was very active in the last election cycle. If these traditional providers of ultrasound examinations discourage other healthcare providers from adopting our products, we could experience limited demand for our products.

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

In March 2003, one of our component suppliers, Philips Semiconductor, or Philips, informed us that, commencing in September 2003, it would discontinue production of certain integrated circuit chips used in some of our products. In the second quarter of 2003, we entered into a purchase commitment totaling approximately $3.6 million for supplies of these chips from Philips for our anticipated manufacturing needs. In the fourth quarter of 2004, we entered into an additional purchase commitment with Philips totaling approximately $1.9 million for supplies of these same chips. As of December 31, 2004, our remaining total purchase commitment was approximately $3.6 million and we are required to take possession of, and pay for, the balance of the undelivered chips during the first six months of 2005. Demand for our products, however, may exceed our forecasts, in which case we would require additional quantities of these chips to manufacture additional products. Conversely, if demand for our products falls short of our forecasts, we may experience excess inventory of these chips. If our actual demand for these chips varies significantly from our forecasted demand, we may experience delays in manufacturing, lost sales, a write-down of inventory or a deterioration in gross margin.

In addition, we transferred the production of our circuit boards to one of the world’s largest electronic manufacturing services suppliers who produces the boards in their Thailand manufacturing facility. If, as a result of this transfer, we experience delays in the receipt or a deterioration in product yields of these components, we may experience delays in manufacturing or an increase in costs resulting in lost sales or a deterioration in gross margin. The recent tsunami affecting some parts of Thailand has not affected our supply of components. We have attempted to, but have not been able to, secure business interruption insurance for this facility on terms acceptable to us. We are continuing our efforts to find business interruption insurance on economically acceptable terms.

A failure to manage our growth could impair our ability to achieve our business objectives.

We have experienced rapid growth since our inception as a stand-alone company. Our revenue increased from $73.0 million in 2002 to $84.8 million in 2003 and $115.8 million in 2004. We expect continued significant growth, particularly internationally, as we continue to develop, manufacture, market and sell our products. Our growth could strain our existing management, operational and financial resources. In order to manage our growth effectively, we will need to expand our manufacturing and quality assurance staff, our sales staff and our international support staff. In addition, we will need to improve the productivity and efficiency of our existing operational, financial and management resources and information systems. For example, in the first quarter of 2005, we initiated an upgrade of our Enterprise Resource Planning system from an older software version to a more current version. Any problems in successfully completing this upgrade may impact our operations and perhaps our financial results. We may be unable to hire and retain the personnel necessary to operate and expand our business. We also may be unable to increase the productivity and efficiency of our existing resources. If we fail to timely improve or augment our existing resources in response to our growth, we may be unable to effectively manage our business and achieve our objectives.

Our consolidated effective income tax rate may fluctuate if our U.S. operations continue to generate profits and our international operations continue to generate losses. Additionally, utilization of our deferred tax assets may be limited and is dependent on future taxable income.

In the fourth quarter of 2004, deferred tax assets relating to our U.S. operations were recognized on our balance sheet resulting in a one-time income tax benefit. Prior to this time, we provided a full valuation allowance against our deferred tax assets. The deferred tax assets primarily represent the income tax benefit of U.S. net operating losses we have incurred since inception. As required by SFAS No. 109, “Accounting for Income Taxes,” we did not recognize any tax assets on our balance sheet until it was “more likely than not” that the tax assets related to our U.S. operations would be realized on future tax returns. Based upon a recent review of historical operating performance and our expectation that we will generate sustainable U.S. profitability for the foreseeable future, we now believe it is more likely than not that the U.S. deferred tax assets will be fully utilized. We have not reduced our valuation allowance against our deferred tax asset resulting from our international operations because they have sustained consistent losses and have not demonstrated sustainable profitability. Until it is “more likely than not” that the tax assets related to our international operations can be realized on future tax returns, the tax benefit of any future losses generated by our international operations will not be available to offset any income tax expense recorded for our U.S. operations. Therefore, our consolidated effective income tax rate may fluctuate if our U.S. operations continue to generate profits and our international operations continue to generate losses.

We will reevaluate our ability to utilize our net operating loss (“NOL”) and tax credit carryforwards in future periods and, in compliance with SFAS No. 109, record any resulting adjustments that may be required to deferred income tax expense. The Tax Reform Act of 1986 contains provisions under section 382 of the Internal Revenue Code that limit the federal net operating loss carryforwards that may be used in any given year in the event of specified occurrences, including significant ownership changes. If these specified events occur, we may lose some or all of the tax benefits of these carryforwards. In addition, we will reduce the deferred income tax asset for the benefits of NOL and tax credit carryforwards actually used in future quarters. Therefore, if our U.S. operations continue to generate profits, we will record the related income tax expense for financial reporting purposes based on a blended federal and state rate applied to U.S. income. While this tax expense will reduce net income, no cash will be paid for income taxes, other than required alternative minimum tax and state tax payments, until the NOL and tax credits have been fully utilized. If in the future we determine, based on our assessment of both positive and negative evidence and objective and subjective evidence, which takes into consideration our forecasted taxable income, that it is more likely than not that we will not realize all or a portion of the deferred tax assets, we will record a valuation allowance against deferred tax assets which would result in a charge to income tax expense.

Our distributors may be unwilling or unable to devote sufficient resources to market and sell our products, which could delay or reduce market acceptance and sales of our products.

We currently depend on distributors to help promote market acceptance and demand for our products in countries in which we do not have a direct sales force and in certain U.S. markets. Distributors that are in the business of distributing other medical products may not devote the resources and support required to generate awareness of our products and grow or maintain product sales. If these distributors are unwilling or unable to market and sell our products, we could experience delayed or reduced market acceptance and sales of our products. In addition, if our foreign distributors fail to pay us, or fail to pay us in a timely manner, for the products they have purchased, it may be difficult to recover such monies in a foreign court or proceeding, thereby resulting in the write-off of amounts owed to us.

In addition, disagreements with our distributors or nonperformance by distributors could lead to costly and time-consuming litigation or arbitration. In late 2004, Products Group International (“PGI”), a former distributor of our products to the veterinarian market, sent us a demand to arbitrate several issues arising out of two distribution agreements covering the U.S. and certain international markets. PGI claims that we wrongfully terminated those agreements and that oral modifications of those agreements resulted in PGI having the exclusive right to sell our products in North America through December 31, 2006 and in certain foreign countries through December 31, 2007. PGI is seeking future lost profits as well as consequential damages. We have counterclaimed against PGI for full payment of outstanding invoices and lost profits due to PGI’s actions.

In February 2005, PGI and we attempted to mediate a settlement in this case, but were unsuccessful. The arbitration is currently scheduled for May 2005. We believe that PGI’s claims are without merit, and that we have good and sufficient defenses to the claims asserted against us by PGI. We intend to defend the case vigorously. If, however, we are not successful in our defense of these claims, we could be ordered to pay damages to PGI. Such an outcome could adversely affect our financial condition, results of operation and cash flow. We have not accrued any amounts for potential losses related to these proceeding. Because of uncertainties related to the outcome and potential range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from any unfavorable outcome.

The loss of key employees could impair our ability to achieve our business objectives.

Our success depends heavily on our ability to retain the services of certain key employees. Competition among medical device companies for qualified employees is intense. We may fail to retain these key employees, and we may fail to attract qualified replacements if they do leave. In particular, our limited ability to offer stock options to new and current employees due to the limited availability of options in our employee stock option pool may adversely affect our ability to attract and retain employees. In our 2005 proxy statement, we have submitted for shareholder approval a new employee stock incentive plan and a new employee stock purchase plan. We do not maintain key-person insurance on any of our employees. We do not have employment agreements with any of our employees, except for certain members of senior management and employees in certain countries outside the U.S. The loss of any of our key employees could significantly delay or prevent the achievement of our product development or business objectives.

If we, or our suppliers, fail to comply with U.S. and foreign governmental regulations applicable to our products and manufacturing practices, we could experience product introduction delays, production delays, cost increases and lost sales.

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

The manufacture and sale of our products are subject to extensive regulation by numerous governmental authorities, principally the FDA, as well as several other state and foreign agencies. The FDA requires that we obtain a pre-market notification clearance under Section 510(k) of the Federal Food, Drug & Cosmetic Act prior to introducing our products to the market. By granting 510(k) clearance, the FDA indicates agreement with an applicant’s determination that the product for which clearance has been sought is substantially equivalent to medical devices that were on the market prior to 1976 or have subsequently received clearance. The process of obtaining 510(k) clearance typically takes approximately two to three months, but it can take significantly longer. To date, all of our products have received 510(k) clearance.

We are also subject to regulation in each of the foreign countries in which we sell products. Many of the regulations applicable to our products are similar to those of the FDA. Some foreign regulatory agencies require similar pre-market clearance or registration before our products can be marketed or offered for sale in their countries. Such foreign regulatory approvals may be longer or shorter than that required for FDA clearance and the requirements may differ significantly. The national health or social security organizations of certain countries may additionally require our products to be qualified before they can be marketed in those countries. We cannot be assured that such clearances will be obtained.

The processes for obtaining regulatory approval can be lengthy and expensive, and the results are unpredictable. If we are unable to obtain clearances or approvals needed to market existing or new products, or obtain such clearances or approvals in a timely manner, it could adversely affect our revenues and profitability. Moreover, clearances and approvals, if granted, may limit the uses for which a product may be marketed, which could reduce or eliminate the commercial benefit of manufacturing any such product.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require pre-market approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or pre-market approval is obtained. We have modified aspects of some of our devices since receiving regulatory clearance. Some of those modifications we believe are not significant, and therefore, new 510(k) clearances or pre-market approvals are not required. Other modifications we believe are significant and we have obtained new 510(k) clearances from the FDA for these modifications. In the future, we may make additional modifications to our products after they have received FDA clearance or approval, and in appropriate circumstances, determine that new clearance or approval is unnecessary. However, the FDA may disagree with our determination and if the FDA requires us to seek 510(k) clearance or pre-market approval for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain the required clearance or approval. Under these circumstances, we may also be subject to significant regulatory fines or other penalties.

Every U.S. company that manufactures or assembles medical devices is required to register with the FDA and to adhere to certain quality system requirements which regulate the manufacture of medical devices, prescribe record keeping procedures and provide for the routine inspection of facilities for compliance with such regulations. The FDA also has broad regulatory powers in the areas of clinical testing, marketing and advertising of medical devices.

After a medical device is placed on the market, numerous FDA regulatory requirements apply, including, but not limited to, the following:

•	Quality System regulation, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	Establishment Registration, which requires establishments involved in the production and distribution of medical devices intended for commercial distribution in the U.S. to register with the FDA;

•	Medical Device Listing, which requires manufacturers to list the devices they have in commercial distribution with the FDA;

•	Labeling regulations, which prohibit “misbranded” devices from entering the market, as well as prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and

•	Medical Device Reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

In addition, we are subject to regulations in each of the foreign countries in which we sell products. Currently, our products bear a CE Mark, which indicates that our products comply with the requirements of the applicable European Union Medical Device Directive. Medical devices properly bearing the CE marking may be commercially distributed throughout the European Union. We have received CE certification from the British Standards Institution for conformity with certain quality system standards allowing us to place the CE on mark our product lines. The ISO quality system has been developed by the International Organization for Standardization to ensure that companies are aware of the standards of quality to which their products will be held worldwide. While no additional pre-market approvals in individual European Union countries are required prior to marketing of a device bearing the CE marking, practical complications with respect to marketing introduction may occur. For example, differences among countries have arisen with regard to labeling requirements. We may not be successful in maintaining certification requirements necessary for distribution of our products in the European Union and failure to maintain the CE marking will preclude us from selling our products there.

To ensure that manufacturers adhere to good manufacturing practices, medical device manufacturers are routinely subject to periodic inspections by the FDA and may be inspected by foreign regulatory agencies from countries in which we do business. In addition, the British Standards Institute performs periodic assessments of our manufacturing processes. Compliance with the regulations of various agencies, including the Environmental Protection Agency and the Occupational Safety and Health Administration, may require us to incur substantial costs and may delay or prevent the introduction of new or improved products. Although to date these actions by regulatory bodies have not required us to incur substantial costs or delay product shipments, we expect to experience further inspections and incur additional costs as a result of governmental regulation. Failure to comply with applicable regulatory requirements can result in enforcement action, which may include one or more of the following actions:

•	Placing the company under observation and re-inspecting the facilities;

•	Issuing a warning letter apprising the company of violative conduct;

•	Issuing fines, injunctions, and civil penalties;

•	Mandating a recall or seizure of our products;

•	Detaining or banning our products;

•	Enforcing operating restrictions, partial suspension or a total shutdown of production;

•	Refusing our request for 510(k) clearance or pre-market approval of new product versions;

•	Revoking 510(k) clearance or pre-market approvals previously granted; and

•	Assessing civil or criminal penalties against the company, its officers, or its employees.

Our third-party medical device manufacturers may also be subject to the same sanctions if they fail to comply with the laws and regulations and, as a result, may fail to supply us with components required to manufacture our products.

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

We currently hold 22 patents relating to our technology. A number of other patents are pending in the United States and in foreign jurisdictions. Additionally, we have a license from our former parent, ATL, to use certain ATL technology and ATL technological developments in our hand-carried products. This license was exclusive through April 5, 2003, and became nonexclusive after that date. We also enter into confidentiality and invention ownership agreements with our employees, consultants and corporate partners, and generally control access to, and the distribution of, our product designs, documentation and other proprietary information, as well as the designs, documentation and other information that we license from others.

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

Our lack of long-term customer purchase commitments and our limited order backlog make it difficult to predict sales and plan manufacturing requirements, which can lead to lower revenue, higher expense and reduced gross margin.

We do not generally have long-term or volume purchase commitments with our customers, who typically order products on a purchase order basis. In limited circumstances, customer orders may be cancelled, changed or delayed on short notice. Lack of significant order backlog makes it difficult for us to forecast future sales with certainty. Varying sales cycles with our customers make it difficult to accurately forecast component and product requirements. These factors expose us to a number of risks:

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

Effective July 1, 2005, we will be required to account for stock-based awards to employees as a compensation expense that will significantly reduce our net income and earnings per share.

We currently account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Note 2 to our financial statements, under the heading “Stock-based compensation,” reflects the impact during the past three years on our net income (loss) and net income (loss) per share had we determined compensation cost for our stock-based compensation consistent with the method prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation.” Recent accounting pronouncement SFAS No. 123R will require us to record compensation expense for stock-based awards to employees in our operations beginning in the third quarter of 2005. This pronouncement will require us to expense outstanding awards under our existing plans as well as any awards made under our proposed 2005 equity incentive plan to be submitted to our shareholders for approval in our 2005 proxy statement. In addition, in our 2005 proxy statement, we have submitted a proposed employee stock purchase plan (“ESPP”) to our shareholders for approval. Based upon the structure of the ESPP, we will be required to record compensation expense for financial statement purposes in connection with the rights to purchase our stock to employees under the ESPP as well. The recording of expenses under this pronouncement will significantly reduce our net income and earnings per share.

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

Our business exposes us to the risk of product liability, malpractice or warranty claims inherent in the sale and support of medical device products, including those based on claims that the use or failure of one of our products resulted in a misdiagnosis or harm to a patient. Such claims may cause financial loss, damage our reputation by raising questions about our products’ safety and efficacy, and could interfere with our efforts to market our products. Although to date we have not been involved in any medical malpractice or product liability litigation, we may incur significant liability if such litigation were to occur. We may also face adverse publicity resulting from product field actions or regulatory proceedings brought against us. Although we currently maintain liability insurance in amounts we believe are commercially reasonable, any product liability we incur may exceed our insurance coverage. Liability insurance is expensive and may cease to be available on acceptable terms, if at all. A product liability or other claim or product field action not covered by our insurance or exceeding our coverage could significantly impair our financial condition. In addition, a product field action or a liability claim against us could significantly harm our reputation and make it more difficult to obtain the funding and commercial relationships necessary to maintain our business.

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

As part of our business strategy, we may acquire other companies, products or technologies. We may fail in our attempt to successfully integrate into our business the operations, technology, products, customers, suppliers and personnel of any such acquired business or technology. Even if integration is successful, any such acquisition may include costs for:

•	integration of operations, including combining teams and processes in various functional areas;

•	market acceptance and integration of new technology into our products;

•	fees and expenses of professionals involved in completing the integration process; and

•	potential existing liabilities of any future acquisition target.

Additionally, our efforts to consummate an acquisition or to successfully integrate any such acquisition could place a significant burden on our management and internal resources and disrupt our business. If we fail in our attempts to integrate any acquired business or technology, or if the costs and burdens of such acquisition or integration outweigh the benefits of such acquisition, our financial resources or financial results could be impaired.

In May 2004, we acquired 100% of the outstanding common shares of SonoMetric Health, Inc., or SonoMetric. The results of SonoMetric’s operations have been included in our consolidated financial statements since that date. We currently sell a stand-alone version of SonoMetric’s software, SonoCalc, that measures the intima media thickness, or IMT, of the carotid artery and plan to incorporate SonoMetric’s software into our products. Since the acquisition, revenue from sales of this software has not been significant. At December 31, 2004, we had approximately $2.5 million of goodwill and intangible assets on our balance sheet related to the SonoMetric acquisition. Any impairment of these assets in the future could result in charges to our operating results.

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

Additionally, in our 2005 proxy statement, we have submitted for shareholder approval a new employee stock incentive plan totaling 1,300,000 shares and a new employee stock purchase plan totaling 1,000,000 shares, which will further dilute the ownership of our existing shareholders.

The concentrated ownership of our common stock could delay or prevent a change of control, which could cause a decline in the market price of our common stock.

As of December 31, 2004, our executive officers, directors and affiliated entities together beneficially owned approximately 6.0% of the outstanding shares of our common stock. Based on currently available information, seven other shareholders owned in the aggregate approximately 49.8% of the outstanding shares of our common stock. Among these shareholders, the State of Wisconsin Investment Board owned approximately 10.5% of the outstanding shares of our common stock and Kopp Investment Advisors, Inc. owned approximately 9.1%. As a result, these shareholders or any other concentrated owner may be able to exert significant influence over all matters requiring shareholder approval, including the election of directors, matters relating to the attraction and retention of employees, such as stock option plans, and approval of significant corporate transactions that could include certain matters relating to future financing arrangements and unsolicited tender offers. This concentration of ownership may delay, deter or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock, which could result in a decline in our stock price.

The termination or other loss of our license to use certain ATL technology would significantly impair our ability to manufacture, market and sell our products.

We license certain technology from ATL that is incorporated into our single technology platform, and we use this ATL technology in all of our hand-carried ultrasound imaging systems. Virtually all of our revenue is attributable to products incorporating this ATL technology.

ATL may terminate our license in the event of an uncured material default by us in our obligations under the license agreement. Although many key aspects of our technology platform, including the high level of miniaturization that allows us to manufacture our systems, are independently owned by us under the terms of our spin-off from ATL, the termination or other loss of our license to use ATL technology would significantly impair our ability to manufacture, market and sell our products. If this license is terminated, we may be unable to generate sufficient revenue to maintain our business.

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

ITEM 2. PROPERTIES

Our principal offices are located in Bothell, Washington, where we lease two buildings totaling approximately 105,000 square feet. These facilities include approximately 43,000 square feet of office space and 62,000 square feet of manufacturing and warehouse space. The leases run through 2007 and 2008. We believe that these facilities will be adequate to meet our needs for the foreseeable future. Additionally, we lease smaller office facilities at each subsidiary location.

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

On August 20, 2003, the U.S. District Court in the Southern District of Texas issued a decision interpreting certain terms used in the ‘021 patent. This decision does not discuss whether the patent is valid or whether the patent would apply to any of our products. In the order, the court, in resolving disputed terms in the Markman hearing, adopted our construction of the term “a portable body designed to be hand held”, and adopted Neutrino’s construction of the terms “the moveably connected transducer mounting assembly” and “ultrasound emitter”. The court denied our motion for summary judgment. We subsequently filed a new summary judgment motion using the court’s construction of the claim language that the ‘021 patent is invalid based on prior art. Neutrino filed a summary judgment motion based on its allegations of infringement.

On September 30, 2004, the Texas court issued its rulings on the summary judgment motions. First, the court denied our motion for summary judgment based on invalidity, finding that there are issues of fact in dispute that must be resolved by a jury at trial. Second, the court granted Neutrino’s motion for summary judgment of infringement, finding that the SonoSite products infringe the ‘021 patent as the court has construed the claims in the Markman hearing. As a result, the court ordered us and Neutrino to enter into mediation, which was required to be completed by January 31, 2005. Mediation was unsuccessful and the court has set a jury trial date for the fall of 2005. The parties are currently engaged in pretrial motions, discovery, depositions and preparation of expert reports.

Neutrino also filed suit in the Middle District of Florida on August 19, 2003 against a former SonoSite distributor alleging that the sale of our products by such distributor infringes the ‘021 patent. SonoSite assumed the defense of the distributor in accordance with our contractual obligations under the distribution agreement. In December 2004, Neutrino agreed to dismissal of all claims in this suit in return for SonoSite’s consent to Neutrino’s filing of a Second Amended Complaint in the Texas proceeding to add the SonoSite TITAN, SonoHeart ELITE and iLook systems to the Texas suit. Neutrino had also previously filed a similar suit in the Middle District of Tennessee against another medical device distributor for selling a SonoSite product. The Tennessee case was dismissed based on a final judgment and permanent injunction filed a month after the case was filed. The Florida action and the Tennessee judgment have no effect on the Texas proceedings.

We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in these matters. If we are not successful in our defense of these claims, we could be forced to pay damages related to past product sales, modify or discontinue selling our products or may enter into royalty or licensing agreements for future product sales, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represented the majority of our revenue for the years ended December 31, 2004, 2003 and 2002.

In late 2004, Products Group International (“PGI”), a former distributor of our products to the veterinarian market, sent us a demand to arbitrate several issues arising out of two distribution agreements covering the U.S. and certain international markets. PGI claims that we wrongfully terminated those agreements and that oral modifications of those agreements resulted in PGI having the exclusive right to sell our products in North America through December 31, 2006 and in certain foreign countries through December 31, 2007. PGI is seeking future lost profits as well as consequential damages. We have counterclaimed against PGI for full payment of outstanding invoices and lost profits due to PGI’s actions.

In February 2005, PGI and we attempted to mediate a settlement in this case, but were unsuccessful. The arbitration is currently scheduled for May 2005. We believe that PGI’s claims are without merit, and that we have good and sufficient defenses to the claims asserted against us by PGI. We intend to defend the case vigorously. If, however, we are not successful in our defense of these claims, we could be ordered to pay damages to PGI. Such an outcome could adversely affect our financial condition, results of operation and cash flow.

We have not accrued any amounts for potential losses related to the above matters. Because of uncertainties related to the potential outcome and any range of loss on these matters, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to these matters. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations, financial position and cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2004.

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

Year	High	Low
2004
Fourth quarter	$34.47	$24.94
Third quarter	$27.31	$20.92
Second quarter	$25.15	$18.37
First quarter	$26.29	$18.57
2003
Fourth quarter	$22.20	$15.25
Third quarter	$22.68	$14.85
Second quarter	$22.75	$13.90
First quarter	$15.84	$10.26

We have not declared or paid cash dividends on our common stock. We currently intend to retain all earnings, if any, for future growth and, therefore, do not intend to pay cash dividends on our common stock in the foreseeable future.

Holders

As of February 28, 2005, there were 3,164 holders of record of our common stock. This figure does not include the number of shareholders whose shares are held of record by a broker or clearing agency, but does include each such brokerage house or clearing agency as a single holder of record.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data
Revenue	$115,817	$84,770	$73,035	$45,695	$32,037
Cost of revenue	37,755	30,918	29,800	21,861	18,649
Gross margin	78,062	53,852	43,235	23,834	13,388
Operating expenses:
Research and development	12,644	11,179	12,126	12,715	11,835
Sales and marketing	51,824	38,474	33,555	22,312	17,371
General and administrative	10,296	7,315	5,983	5,312	4,712
Total operating expenses	74,764	56,968	51,664	40,339	33,918
Other income (loss):
Interest income	963	965	958	1,123	2,478
Interest expense	—	(23)	(36)	(61)	(90)
Equity in losses of affiliates	(6)	(87)	(188)	(675)	(830)
Other income (loss)	(595)	477	(36)	(291)	—
Total other income	362	1,332	698	96	1,558
Income (loss) before income tax benefit	3,660	(1,784)	(7,731)	(16,409)	(18,972)
Income tax benefit	19,312	—	—	—	—
Net income (loss)	$22,972	$(1,784)	$(7,731)	$(16,409)	$(18,972)
Basic net income (loss) per share	$1.55	$(0.12)	$(0.59)	$(1.59)	$(2.01)
Diluted net income (loss) per share	$1.46	$(0.12)	$(0.59)	$(1.59)	$(2.01)
Shares used in computing basic net income (loss) per share	14,829	14,335	13,075	10,300	9,418
Shares used in computing diluted net income (loss) per share	15,737	14,335	13,075	10,300	9,418

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$17,272	$13,683	$26,381	$33,116	$11,067
Working capital	67,610	54,809	56,705	49,326	40,534
Total assets	155,092	109,090	105,877	63,076	58,024
Long-term obligations, less current portion	—	—	88	185	316
Total shareholders’ equity	133,235	95,330	92,614	55,683	47,808

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the world leader in hand-carried ultrasound (“HCU”). We specialize in the development of hand-carried ultrasound systems for use across medical specialties and in a range of settings. Our proprietary technologies have enabled us to design hand-carried diagnostic ultrasound systems that combine all-digital, high-resolution imaging with advanced features and capabilities typically found on cart-based ultrasound systems. We believe that the performance, mobility, durability, ease of use and cost-effectiveness of our products are expanding existing diagnostic ultrasound markets and are opening new markets by bringing ultrasound out of the imaging center to other clinical settings and to the point-of-care such as the patient’s bedside or the physician’s examining table.

The size, weight, cost and complexity of cart-based ultrasound systems typically require a physician or highly trained clinician to perform the examination in a centralized imaging department, such as a hospital’s radiology department. By providing cost effective high performance ultrasound at the point-of-care, our systems can eliminate delays associated with the referral process and enable medical professionals to use ultrasound more conveniently in a wider variety of clinical settings. This increased accessibility is changing clinical practice, improving patient care and has the potential to reduce cost through earlier and more rapid diagnosis of diseases and conditions.

Our products are used for imaging in medical specialties, such as radiology, cardiology, obstetrics and gynecology, emergency medicine, surgery, critical care, internal medicine and vascular medicine. In addition, the U.S. Military has successfully deployed our systems in both traditional hospital settings and into field hospitals and forward surgical teams. We began shipping our first products in September 1999 and today have an installed based of approximately 20,000 systems worldwide.

Our first generation of products includes the 180 and iLook series. The SonoSite 180PLUS system is designed for general ultrasound imaging and the SonoHeart ELITE is specifically configured for cardiovascular applications. The iLook 25 imaging tool is designed to provide visual guidance for physicians and nurses while performing vascular access procedures and the iLook 15 imaging tool is designed to provide imaging of the chest and abdomen. Our second generation product, the TITAN system, began shipping in June 2003. This high performance system has both general imaging and cardiology capabilities. We have announced that we will introduce a product based on our third generation technology in the first half of 2005.

We were formerly a division of ATL Ultrasound, Inc., or ATL. On April 6, 1998, we were spun-off as an independent, publicly owned Washington corporation. ATL retained no ownership in us following the spin-off. We entered into a technology transfer and license agreement with ATL pursuant to which we took ownership of certain ultrasound technology developed as part of a government grant and also patent rights, which had been established or were being pursued for that technology. As part of this agreement, we also entered into a cross-license whereby we had the exclusive right to use certain ATL technology existing on April 6, 1998 or developed by ATL during the three-year period following April 6, 1998 in ultrasound systems weighing 15 pounds or less, and ATL had the exclusive right to use our technology existing on April 6, 1998 or developed by us during the same three-year period in ultrasound systems weighing more than 15 pounds. On April 6, 2003, this cross-license became nonexclusive and, except for the patented technology of each party, now extends to all ultrasound systems regardless of weight.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, investments, warranty obligations, service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and estimates are as follows:

Accounts receivable.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of these allowances by regularly reviewing the agings of our accounts receivable and evaluating individual customer receivables, considering customers’ financial condition, historical payment experience, credit history and current economic condition. Losses can be difficult to anticipate. An increase in losses beyond those expected by management would reduce earnings when they become probable or as the estimated loss increases.

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

Our sales arrangements may contain multiple elements, which include hardware and software products. Revenue from the sale of software-related elements in these arrangements is recognized in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition,” as amended. We have vendor specific objective evidence, or VSOE, of fair value for our products. Accordingly, for transactions that have undelivered elements for which we have VSOE of the elements, revenue equal to the total fair value of the undelivered elements is deferred and is not recognized until the element is delivered to the customer.

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

Goodwill.  Goodwill represents the excess of cost over the estimated fair value of net assets acquired in connection with our acquisition of SonoMetric Health, Inc. (“SonoMetric”). We used the guidance provided by the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 98-3 to determine that the acquisition of SonoMetric constituted the purchase of a business because it had the necessary inputs, processes and outputs. We test goodwill for impairment on an annual basis, or more frequently if circumstances dictate, for each reporting unit identified for purposes of accounting for goodwill. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). A component is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Discrete financial information is available only for SonoSite as a whole; there is no discrete financial information available for SonoMetric because it was incorporated into SonoSite immediately after acquisition. Therefore, SonoSite is the reporting unit to which goodwill resulting from the SonoMetric acquisition is assigned.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Changes in these estimates and assumptions could potentially result in recognition of an impairment of goodwill, which would be reflected as a loss on our statement of operations and as a reduction in the carrying value of goodwill.

Intangible Assets.  Our intangible assets are comprised primarily of acquired technology and non-compete agreements related to the SonoMetric acquisition. We use our judgment to estimate the fair value of each of these intangible assets. Our judgment about fair value is based on our expectation of future cash flows and an appropriate discount rate. We also use our judgment to estimate the useful lives of each intangible asset.

With respect to these intangible assets, we evaluate the remaining useful lives annually. We also evaluate whether our intangible assets are impaired annually, or more frequently if circumstances dictate. If we conclude that any of our intangible assets is impaired, we would record this as a loss on our statement of operations and as a reduction to the intangible asset.

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

Income taxes.  As part of the process of preparing our consolidated financial statements, we are required to determine our income taxes. This process involves calculating our current tax obligation or refund and assessing the nature and measurements of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences, and our net operating loss and credit carryforwards, result in deferred tax assets and liabilities. In each period, we assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income in each jurisdiction. To the extent we believe that we do not meet the test that recovery is “more likely than not”, we establish a valuation allowance. To the extent that we establish a valuation allowance or change this allowance in a period, we adjust our tax provision or tax benefit in the statement of operations. We use our judgment to determine our provision or benefit for income taxes, and any valuation allowance recorded against our deferred tax assets.

Since our inception, we have accumulated U.S. federal income tax net operating loss carryforwards, foreign net operating loss carryforwards and research and experimentation tax credit carryforwards. Deferred tax assets were recognized on our balance sheet in the fourth quarter of 2004 resulting in a one-time income tax benefit. Prior to this time, we provided a full valuation allowance against our deferred tax assets. The deferred tax assets primarily represent the income tax benefit of U.S. net operating losses we have incurred. As required by SFAS No. 109, “Accounting for Income Taxes,” we did not recognize any tax assets on our balance sheet until it was “more likely than not” that the tax assets related to our U.S. operations would be realized. We have retained a valuation allowance against our deferred tax asset resulting from our international operations. Based upon a recent review of historical operating performance and our expectation that we will generate sustainable U.S. profitability for the foreseeable future, we now believe it is more likely than not that the U.S. deferred tax assets will be fully realized. We will reevaluate our ability to utilize our NOL and tax credit carryforwards in future periods and, in compliance with SFAS No. 109, record any resulting adjustments that may be required to deferred income tax expense. In addition, we will reduce the deferred income tax asset for the benefits of NOL and tax credit carryforwards actually used in future quarters. The future impact on net income may therefore be positive or negative, depending on the net result of such adjustments and charges.

Accounting for Stock-Based Compensation.  We have elected to measure our stock-based compensation expense relating to grants to employees under our stock option plans using the intrinsic value method. Under this method, we record no compensation expense when we grant stock options to employees if the exercise price for a fixed stock option award granted to an employee is equal to the fair value of the underlying common stock at the date we grant the stock option.

A different method for accounting for employee stock option grants is the fair value method. Under the fair value method, a company is required to determine the fair value of options granted to employees based on an option pricing model which incorporates such factors as the current stock price, exercise price of the options, expected volatility of future movements in the price of the underlying stock, risk-free interest rates, the expected term of the options and any dividends expected to be paid. The fair value determined under this method is then recognized over the vesting period of the related options.

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, “Share-based Payment”. Under SFAS 123R, the Company will be required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. The deferred compensation amount calculated under the fair value method will then be recognized over the respective vesting period of the stock option. The Company will adopt the provisions of SFAS 123R during the third quarter of 2005. The adoption of SFAS 123R is expected to have a material impact on the Company’s results of operations. Also, SFAS 123R will require us to reflect the tax savings resulting from tax deductions in excess of the expense reflected in our financial statements as a financing cash flow, which may have a material impact on our future reported cash flows from operating activities.

Results of Operations

Revenue

Revenue increased to $115.8 million in 2004, compared to $84.8 million in 2003 and $73.0 million in 2002. The increase in revenue in 2004 compared to 2003 was primarily due to increased international sales in Europe, the U.S. and Japan, resulting primarily from increased sales of TITAN systems.

Revenue increased to $84.8 million in 2003, compared to $73.0 million in 2002. The increase in revenue in 2003 compared to 2002 was primarily due to an increase in sales in the U.S. and Europe.

United States

U.S. revenue increased to $61.3 million in 2004, compared to $52.4 million in 2003, due to higher sales force productivity. Government and military sales declined in 2004 compared to 2003.

U.S. revenue increased to $52.4 million in 2003, compared to $42.6 million in 2002, due to new product sales (sales of TITAN systems, which were introduced during 2003), increased government and military sales and higher sales force productivity.

Rest of the world

Revenue from Europe, Africa and the Middle East increased to $35.0 million in 2004 from $21.3 million in 2003 primarily due to an increase in revenue from direct sales in the United Kingdom and Germany and sales to our distributor in Italy. Changes in exchange rates accounted for approximately $2.3 million of the increase in revenue in 2004. Revenue from Europe, Africa and the Middle East increased to $21.3 million in 2003 from $14.8 million in 2002 primarily due to an increase in revenue from direct sales in the United Kingdom, France and Germany. Changes in exchange rates accounted for approximately $2.1 million of the increase in revenue in 2003.

Revenue from Canada, Australia, South America, Latin America and Asia (excluding Japan) increased to $9.8 in 2004 from $9.5 million in 2003. Revenue from Canada, Australia, South America, Latin America and Asia (excluding Japan) increased to $9.5 million in 2003 from $8.1 million in 2002 primarily due to a large sale to the government of Argentina.

Revenue from Japan increased to $9.7 million from $1.6 million in 2003 primarily due to sales under our exclusive TITAN distribution arrangement with our distributor, Aloka Co. Ltd., initial sales under our exclusive iLook system distribution arrangement with our distributor, Nippon Sherwood Medical Industries Ltd., and direct sales by our new subsidiary. Revenue from Japan decreased to $1.6 million in 2003 from $7.5 million in 2002 primarily due to a decrease in orders from our former distributor, Olympus. The Olympus organization underwent significant organizational changes, which affected its ability to provide sufficient sales and marketing focus on our products. As a result, we established additional distribution relationships and our own subsidiary in Japan.

We anticipate that revenue will increase in 2005 compared to prior years due to continued expansion of our direct selling efforts in the U.S. and Europe, the expansion of our new direct sales operations in Japan, Canada and Australia, the expansion of our sales operations in China, introduction of new products and features, and the overall expansion of market awareness and acceptance of our products. In 2005, we anticipate continued improvement in our revenue from Japan due to the establishment of a direct sales operation there and the establishment of additional distributor relationships. Our newly created wholly-owned subsidiary in Japan has received licenses in its name to sell the 180 series, TITAN systems and iLook systems in Japan. However, regulatory approval of our new product introductions in Japan could be delayed, which could impact our anticipated revenue. Additionally, the expansion of our sales operations in China may not be as successful as anticipated and we may encounter regulatory and other issues in selling our products there. Our revenue may also be impacted by fluctuations in foreign exchange rates in the countries in which we sell our products in currencies other than the U.S. dollar. Increased competition may also impact the extent of the increase in our anticipated growth in revenue. We currently face competition from larger companies that manufacture cart-based and portable ultrasound systems and have greater financial and other resources. Some of these competitors are introducing hand-carried ultrasound products. We anticipate shipping products incorporating our third generation ultrasound technology for selected clinical markets by mid-year 2005. Users of stationary ultrasound carts may not accept the new products, which could discourage widespread new users and uses for them. Our existing customers may not accept the new products due to pricing and functionality differences. If demand for the new products does not meet our projections, we may experience excess inventory levels and may be unable to generate sufficient revenue to grow our business.

Gross margin

Gross margin increased to 67% in 2004, compared to 64% in 2003 and 59% in 2002. The increase in gross margin in 2004 was primarily due to increased average selling prices resulting from increased sales of TITAN systems, improved manufacturing efficiencies due to the increased sales volume, a weaker U.S. dollar and a reduction in the royalty owed to our former parent, ATL, which became effective in September 2004.

The increase in gross margin in 2003 was primarily due to improved manufacturing efficiencies and increased average selling prices. The increased average selling prices resulted primarily from initial sales of TITAN systems, an increase in the percentage of direct sales compared with distributor sales and an increase in sales of products with advanced-feature configurations.

We expect our gross margin percentage in 2005 to increase slightly from 2004, due to increased average selling prices, increased manufacturing efficiencies and also due to a reduction in the royalty owed to ATL. Nevertheless, increased competition from existing and new competitors in the highly portable ultrasound system market could result in lower average realized prices and could lower our gross margin. Our gross margin can be expected to fluctuate in future periods based on the mix of business between direct and distributor sales and our product and accessories sales mixes. Changes in our cost of inventory also may impact our gross margin. Adjustments to reduce carrying costs are recorded for obsolete material, earlier generation products and used or refurbished products held either as saleable inventory or as demonstration product. If market conditions change or the introduction of new products by us impacts the market for our previously released products, we may be required to write down the carrying value of our inventory, resulting in a negative impact on gross margins. Additionally, we rely on our sales forecasts by product to determine production volume. To the extent our sales forecasts or product mix estimates are inaccurate, we may produce excess inventory or experience inventory shortages, which may result in an increase in our costs of revenue, a decrease in our gross margin or lost sales. Our gross margin may also be impacted by fluctuations in foreign exchange rates in the countries in which we sell our products in currencies other than the U.S. dollar.

Operating expenses

Research and development expenses were $12.6 million in 2004, compared to $11.2 million in 2003 and $12.1 million in 2002. Research and development expenses increased in 2004 compared to 2003 primarily due to expenses associated with the development of advanced features and accessories for the TITAN system and the development of our next generation product, which is expected to be released in mid-2005.

Research and development expenses decreased in 2003 compared to 2002 primarily due to expenses incurred in 2002 associated with the development of the TITAN system and the iLook products combined with a reduction in product development costs in 2003 due to the completion of the TITAN system, which first shipped to customers in June 2003.

We anticipate that research and development expenses will increase in 2005 due to increased development related to products utilizing our third-generation technology. However, should our competitors develop products with features that equal or exceed the features that exist in our products, we may incur higher than anticipated research and development costs in order to accelerate existing programs and compete more effectively.

Sales and marketing expenses increased to $51.8 million in 2004, compared to $38.5 million in 2003 and $33.6 million in 2002. The $13.3 million increase in expenses in 2004 compared to 2003 was primarily due to expansion of our international operations, increased compensation for commissions related to the increase in revenue and costs related to improving our sales processes. Changes in exchange rates accounted for approximately $1.3 million of the increase in expenses in 2004.

The $4.9 million increase in sales and marketing expenses in 2003 compared to 2002 was primarily due to increased expenses in Europe. Expenses in Europe increased due to the increase, year over year, in the number of sales representatives there and expenses associated with the TITAN product launch. In addition, expenses increased due to the increase, year over year, in the number of clinical application specialists in the U.S., and expenses associated with the reconfiguration of our U.S. sales territories in early 2003. Changes in exchange rates accounted for approximately $1.4 million of the increase in expenses in 2003.

We anticipate that sales and marketing expenses in 2005 will increase primarily due to marketing expenses associated with the introduction of our next generation product, increased compensation for commissions related to the anticipated increase in revenue, expansion of direct sales operations in Japan, Canada and Australia and continued growth in our European subsidiaries. Additionally, we may incur significant expenses in the expansion of our sales operations in China.

General and administrative expenses were $10.3 million in 2004, compared to $7.3 million in 2003 and $6.0 million in 2002. The increase in general and administrative expenses was related primarily to supporting our business growth, to meeting requirements of Section 404 of the Sarbanes-Oxley Act and in defending our patent rights in the existing Neutrino patent infringement litigation. The increase in 2003 was primarily due to supporting our business growth and to legal and consulting expenses associated with medical reimbursement activities.

We anticipate that general and administrative expenses will increase in 2005 in order to support our increased business activity. Also, we will incur substantial additional legal expenses in connection with pending litigation and arbitration matters. In addition, we may incur unanticipated legal expenses if we become involved in any new litigation.

Other income (loss)

For other income and loss, we reported income of $0.4 million in 2004 compared to $1.3 million in 2003. The decrease in 2004 compared to 2003 was primarily due to net foreign currency losses of approximately $560,000 in 2004 compared to gains of $346,000 in 2003.

We reported income of $1.3 million in 2003 compared to $0.7 million in 2002. The increase in 2003 compared to 2002 was primarily due to net foreign currency gains of approximately $346,000 and net realized gains on investments of approximately $117,000 in 2003.

Income tax benefit

During the fourth quarter of 2004, we recognized deferred tax assets resulting in a net income tax benefit of $19.3 million. The deferred tax assets primarily represent the income tax benefit of U.S. net operating losses and tax credits we have incurred. As required by SFAS No. 109, “Accounting for Income Taxes,” we did not recognize any tax assets on our balance sheet until it was “more likely than not” that the tax assets would be realized. We have retained a valuation allowance against our deferred tax assets resulting from our international operations. Based upon a recent review of historical operating performance and our expectation that we will generate sustainable U.S. profitability for the foreseeable future, we now believe it is more likely than not that the U.S. deferred tax assets will be fully realized and, accordingly, recognized an income tax benefit in the fourth quarter of 2004. We will reevaluate our ability to realize our NOL and tax credit carryforwards in future periods and, in compliance with SFAS No. 109, record any resulting adjustments that may be required to deferred income tax expense. In addition, we will reduce the deferred income tax asset for the benefits of NOL carryforwards actually used in future quarters. The future impact on net income may therefore be positive or negative, depending on the net result of such adjustments and charges.

Due to the recognition of deferred tax assets in 2004, we expect to record income tax expense for financial reporting purposes, beginning in 2005, related to the profitability of our U.S. operations. The income tax expense will be based on a blended federal and state rate applied to U.S. income. While this tax expense will reduce net income, no cash will be paid for income taxes, other than required alternative minimum tax and state tax payments, until the NOL and tax credits have been fully utilized.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $17.3 million as of December 31, 2004, compared to $13.7 million as of December 31, 2003. Cash and cash equivalents were primarily invested in money market accounts. Our short-term and long-term investment securities totaled $46.8 million, compared to $47.3 million as of December 31, 2003. Investment securities consist of high-grade U.S. government or corporate debt and high-grade asset-backed securities. While our intent is to hold our securities until maturity, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies.

Operating activities provided cash of $2.6 million in 2004, compared to cash used of $5.8 million in 2003 and $8.3 million in 2002. The increase in cash provided in 2004 was primarily due to the generation of a net profit in 2004 compared to a net loss in 2003, and an increase in accounts payable and accrued expenses due to increased business activity. This was partially offset by our non-cash deferred tax benefit, increases in accounts receivable and inventories to support our business growth, and an increase in prepaid expenses and other assets due to, among other things, an increased cash deposit for a value-added tax guarantee by our U.K subsidiary. The decrease in cash used in 2003 compared with 2002 was primarily due to a $5.9 million reduction in our net loss. This was offset by increases in accounts receivable and inventories to support our business growth.

We anticipate that cash provided by operations will increase in 2005 compared to 2004 primarily due to anticipated continued profitable operations. This increase will depend on our ability to successfully sell our products, collect our receivables, control our inventories and manage our expenses. Our cash flow from operations may also be impacted by income tax benefits on stock options, which are required to be classified as cash provided by financing activities once we adopt SFAS 123R, “Share-based Payment,” in the third quarter of 2005.

Investing activities used cash of $7.2 million in 2004, compared to $10.6 million in 2003 and $42.3 million in 2002. The decrease in cash used in both 2004 and 2003 compared to the prior year was due to a reduction in net purchases of investment securities: $0.5 million in 2004 compared to $8.7 million in 2003 and $39.5 million in 2002. In 2004, this was offset by our acquisition of SonoMetric and increased purchases of property and equipment.

We anticipate using cash to invest in high quality investment instruments in 2005, the extent of which will depend on the interest rate environment during the period and the timing of cash flows from our operations during the period.

Financing activities provided cash of $9.3 million in 2004, compared to $3.7 million in 2003, and $43.5 million in 2002. The main source of cash provided by financing activities in 2004 was the exercise of stock options totaling $9.4 million, compared to $3.8 million in 2003 and $1.0 million in 2002. In May 2002, we received net proceeds of $42.6 million through the sale of 2,700,000 shares of our common stock at $17.25 per share.

We believe that our existing cash and cash generated from operations will be sufficient to fund our operations and planned capital expenditures in 2005. Nevertheless, we may experience an increased need for additional cash due to:

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

Off-balance sheet arrangements

As of December 31, 2004, we had no off-balance sheet debt. Furthermore, except for certain foreign exchange rate hedging transactions that we enter into from time to time, discussed more fully under “Foreign currency risk” in Item 7A below, we are not a party to any derivative transaction.

We apply the disclosure provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to our agreements that contain guarantee or indemnification clauses. We provide (i) indemnifications of varying scope and size to our customers and distributors against claims of intellectual property infringement made by third parties arising from the use of our products; (ii) indemnifications of varying scope and size to our customers against third party claims arising as a result of defects in our products; (iii) indemnifications of varying scope and size to consultants against third party claims arising from the services they provide to us; and (iv) guarantees to support obligations of some of our subsidiaries such as lease payments. These indemnifications and guarantees give rise only to the disclosure provisions of FIN 45. To date, we have not incurred material costs as a result of these obligations and do not expect to incur material costs in the future. Accordingly, we have not accrued any liabilities in our consolidated financial statements related to these indemnifications or guarantees.

Contractual obligations

We have the following contractual obligations as of December 31, 2004:

	Payments due by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(in thousands)
Operating leases	$6,610	$2,039	$3,141	$657	$773
Unconditional purchase obligations	3,642	3,642	—	—	—
	$10,252	$5,681	$3,141	$657	$773

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

As part of obtaining our lease for our current facility, we were required to deposit approximately $350,000, representing restricted cash with our bank. Also, we were required to maintain a deposit of approximately $980,000 with our bank in the United Kingdom as security for payment of customs and duties charges. Both amounts are included in other long-term assets and are not included in the table above.

In March 2003, one of our component suppliers, Philips Semiconductor, or Philips, informed us that, commencing in September 2003, it would discontinue production of certain integrated circuit chips used in some of our products. In the second quarter of 2003, we entered into a purchase commitment totaling approximately $3.6 million for supplies of these chips from Philips for our anticipated manufacturing needs. In the fourth quarter of 2004, we entered into an additional purchase commitment with Philips totaling approximately $1.9 million for supplies of these same chips. As of December 31, 2004, our remaining total purchase commitment was approximately $3.6 million and we are required to take possession of, and pay for, the balance of the undelivered chips during the first six months of 2005. Demand for our products, however, may exceed our forecasts, in which case we would require additional quantities of these chips to manufacture additional products. Conversely, if demand for our products falls short of our forecasts, we may experience excess inventory of these chips. If our actual demand for these chips varies significantly from our forecasted demand, we may experience delays in manufacturing, lost sales, a write-down of inventory or a deterioration in gross margin.

In the U.S., we have complemented our direct sales efforts by entering into group purchasing agreements with major healthcare group purchasing organizations, or GPOs. Typically, a GPO negotiates with medical suppliers, such as us, on behalf of the GPO’s member healthcare facilities, providing such members with uniform pricing and terms and conditions. In exchange, the GPO identifies us as a preferred supplier for its members. Member facilities participating in the GPO’s purchasing program can consist of hospitals, medical group practices, nursing homes, surgery centers, managed care organizations, long term care facilities, clinics and integrated delivery networks. Currently, we have GPO supply agreements with various groups including AmeriNet, Inc., Premier, Inc., Broadlane, Inc. (includes Kaiser Permanente, Tenet Healthcare and others) and Consorta, Inc. These agreements require us to pay fees based on the amount of sales generated from these agreements. We recorded fees related to these agreements as sales and marketing expenses in the amounts of approximately $477,000 in 2004, $568,000 in 2003 and $512,000 in 2002.

Recent Accounting Pronouncements

We adopted the provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, or FIN 46R, as of April 1, 2004. FIN 46R addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of this interpretation did not have a material effect on our consolidated financial statements.

In March 2004, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’ ” (FSP EITF 03-01-1). FSP EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-01. During the period of the delay, FSP EITF 03-1 states that companies should continue to apply relevant “other-than-temporary” guidance. The adoption of EITF 03-1, excluding paragraphs 10-20, did not have a significant impact on the Company’s consolidated financial statements. The Company will assess the impact of paragraphs 10-20 of EITF 03-1 once the guidance has been finalized.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs—An Amendment of ARB No. 43, Chapter 4”. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of FAS S151 will have a significant effect on our future consolidated financial statements.

In November 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29”. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance — that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. We do not believe that the adoption of SFAS 153 will have a significant effect on our future consolidated financial statements.

In November 2004, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 03-13, or EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”. The guidance should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods that began after December 15, 2004. We do not believe that the adoption of EITF 03-13 will have a significant effect on our future consolidated financial statements.

In December 2004, the FASB issued Staff Position No. SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. SFAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. We do not believe that the adoption of SFAS 109-2 will have a significant effect on our future consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-based Payment”. SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Under SFAS 123R, the Company will be required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. The deferred compensation amount calculated under the fair value method will then be recognized over the respective vesting period of the stock option. The Company will adopt the provisions of SFAS 123R during the third quarter of 2005. The adoption of SFAS 123R is expected to have a material impact on the Company’s results of operations. Also, SFAS 123R will require us to reflect the tax savings resulting from tax deductions in excess of expense reflected in our financial statements as a financing cash flow, which may have a material impact on our future reported cash flows from operating activities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to market risk relating to changes in interest rates, which could adversely affect the value of our investments in marketable securities.

As of December 31, 2004, our portfolio consisted of $14.3 million of interest-bearing debt securities with maturities of less than one year and $32.5 million of interest-bearing debt securities with maturities of more than one year. Our intent is to hold these securities until maturity, but we have classified them as available-for-sale in the event of unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for 2005 from a hypothetical 10% increase in market interest rates would not have a material impact on the investment portfolio.

Foreign currency risk

Except for sales transacted by our wholly-owned foreign subsidiaries, we transact all our sales in U.S. dollars, or USDs; therefore, the obligations of many of our international customers are in USDs. Our exposure to risk from fluctuations in foreign currencies relates primarily to the strengthening of the USD against the local currency of our international subsidiaries, which may result in foreign exchange losses on transactions with them, and our international customers, which may impact our ability to collect amounts owed by them.

As of December 31, 2004, 61% of our outstanding accounts receivable balance was from international customers, of which 67%, or approximately $14.1 million, was denominated in a currency other than USDs. Total sales for the year ended December 31, 2004 denominated in a currency other than USDs were approximately $33.3 million, or 29% of total consolidated revenues. The British pound, Euro and Japanese yen represented the majority of financial transactions executed in a currency not denominated in USDs. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk. In addition, we utilize letters of credit where they are warranted in order to mitigate our collection risk.

We periodically enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. The currencies hedged during 2004 were the British pound, Euro, Japanese yen, Australian dollar and Canadian dollar. On December 31, 2004, we had no foreign currency forward contracts outstanding.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SONOSITE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders,
SonoSite, Inc.:

We have audited the accompanying consolidated balance sheets of SonoSite, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and shareholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a). These consolidated financial statements and the financial statement schedule are the responsibility of SonoSite, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SonoSite, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SonoSite, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington
March 15, 2005

SONOSITE, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$17,272	$13,683
Short-term investment securities	14,319	13,094
Accounts receivable, less allowances of $942 and $933	33,586	25,849
Inventories	17,990	14,148
Deferred income taxes	3,596	—
Prepaid expenses and other current assets	2,476	1,520
Total current assets	89,239	68,294
Property and equipment, net	7,632	5,564
Investment securities	32,490	34,239
Deferred income taxes	21,189	—
Goodwill	972	—
Identifiable intangible assets, net	1,768	—
Other assets	1,802	993
Total assets	$155,092	$109,090

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,360	$3,054
Accrued expenses	10,747	6,503
Deferred revenue	4,522	3,840
Current portion of long-term obligations	—	88
Total current liabilities	21,629	13,485
Deferred rent	228	275
Total liabilities	21,857	13,760
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $1.00 par value
Authorized shares—6,000,000
Issued and outstanding shares—none	—	—
Common stock, $0.01 par value
Shares authorized—50,000,000
Issued and outstanding shares:
As of December 31, 2004—15,250,783
As of December 31, 2003—14,572,524	152	146
Additional paid-in capital	196,318	180,839
Accumulated deficit	(64,444)	(87,416)
Accumulated other comprehensive income	1,209	1,761
Total shareholders’ equity	133,235	95,330
Total liabilities and shareholders’ equity	$155,092	$109,090

See accompanying notes to the consolidated financial statements

SONOSITE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2004	2003	2002
Revenue	$115,817	$84,770	$73,035
Cost of revenue	37,755	30,918	29,800
Gross margin	78,062	53,852	43,235

Operating expenses:
Research and development	12,644	11,179	12,126
Sales and marketing	51,824	38,474	33,555
General and administrative	10,296	7,315	5,983
Total operating expenses	74,764	56,968	51,664

Other income (loss):
Interest income	963	965	958
Interest expense	—	(23)	(36)
Equity in losses of affiliates	(6)	(87)	(188)
Other	(595)	477	(36)
Total other income	362	1,332	698
Income (loss) before income tax benefit	3,660	(1,784)	(7,731)
Income tax benefit	19,312	—	—

Net income (loss)	$22,972	$(1,784)	$(7,731)
Basic net income (loss) per share	$1.55	$(0.12)	$(0.59)
Diluted net income (loss) per share	$1.46	$(0.12)	$(0.59)

Weighted average common and potential common shares used in computing:
Basic net income (loss) per share	14,829	14,335	13,075
Diluted net income (loss) per share	15,737	14,335	13,075

See accompanying notes to the consolidated financial statements

SONOSITE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2004	2003	2002
Operating activities:
Net income (loss)	$22,972	$(1,784)	$(7,731)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,860	2,493	2,556
Net loss (gains) on investments	(36)	(117)	37
Equity in losses of affiliates	6	87	188
Amortization of premiums on investment securities	743	668	302
Stock-based compensation	139	42	—
Deferred income taxes	(19,546)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(6,959)	(5,047)	(5,624)
Inventories	(3,559)	(2,019)	(3,350)
Prepaid expenses and other assets	(1,929)	(524)	(627)
Accounts payable	3,276	(1,290)	2,378
Accrued expenses	4,087	935	1,547
Deferred liabilities	595	761	1,978
Net cash provided by (used in) operating activities	2,649	(5,795)	(8,346)

Investing activities:
Purchase of investment securities	(31,722)	(85,425)	(43,228)
Proceeds from sales/maturities of investment securities	31,184	76,773	3,758
Purchase of property and equipment	(4,614)	(1,924)	(2,808)
Purchase of SonoMetric Health, Inc.	(2,070)	—	—
Net cash used in investing activities	(7,222)	(10,576)	(42,278)

Financing activities:
Net proceeds from sale of common shares	—	—	42,611
Exercise of stock options	9,435	3,794	954
Repayment of long-term obligations	(88)	(136)	(92)
Net cash provided by financing activities	9,347	3,658	43,473

Effect of exchange rate changes on cash and cash equivalents	(1,185)	15	416
Net change in cash and cash equivalents	3,589	(12,698)	(6,735)
Cash and cash equivalents at beginning of year	13,683	26,381	33,116
Cash and cash equivalents at end of year	$17,272	$13,683	$26,381

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$(23)	$(36)
Cash paid for income taxes	$28	$—	$—

See accompanying notes to the consolidated financial statements

SONOSITE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except shares)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2001	11,363,231	$114	$133,470	$(77,901)	$—	$55,683
Comprehensive loss:
Net loss	—	—	—	(7,731)	—	(7,731)
Net unrealized gain on investment securities	—	—	—	—	272	272
Less reclassification adjustment for losses included in net loss	—	—	—	—	37	37
Foreign currency translation adjustment	—	—	—	—	788	788
Comprehensive loss						(6,634)
Sales of common shares, net of issuance costs of $3,964	2,700,000	27	42,584	—	—	42,611
Exercise of stock options	132,049	1	953	—	—	954
Balance at December 31, 2002	14,195,280	142	177,007	(85,632)	1,097	92,614
Comprehensive loss:
Net loss	—	—	—	(1,784)	—	(1,784)
Net unrealized loss on investment securities	—	—	—	—	(91)	(91)
Less reclassification adjustment for gains included in net loss	—	—	—	—	(117)	(117)
Foreign currency translation adjustment	—	—	—	—	872	872
Comprehensive loss						(1,120)
Exercise of stock options	377,244	4	3,790	—	—	3,794
Stock-based non-employee compensation	—	—	42	—	—	42
Balance at December 31, 2003	14,572,524	146	180,839	(87,416)	1,761	95,330
Comprehensive income:
Net income	—	—	—	22,972	—	22,972
Net unrealized loss on investment securities	—	—	—	—	(320)	(320)
Less reclassification adjustment for gains included in net income	—	—	—	—	(36)	(36)
Foreign currency translation adjustment	—	—	—	—	(196)	(196)
Comprehensive income						22,420
Exercise of stock options	678,259	6	9,429	—	—	9,435
Tax benefit from exercise of stock options			5,911			5,911
Stock-based non-employee compensation	—	—	139	—	—	139
Balance at December 31, 2004	15,250,783	$152	$196,318	$(64,444)	$1,209	$133,235

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

Initially, we sold our products primarily through medical product distributors worldwide. In February 2000, we established a contract direct sales force focused exclusively on selling our products within the U.S. In the first quarter of 2001, we elected to convert our contract selling force to direct employees and to expand the number of direct sales people domestically.

During 2001, we established wholly-owned subsidiaries, SonoSite, Ltd., in the United Kingdom, and SonoSite France SARL in France. During 2002, we established wholly-owned subsidiaries, SonoSite GmbH in Germany and SonoSite Iberica, S.L. in Spain. During 2004, we established wholly-owned subsidiaries, SonoSite Japan KK in Japan, SonoSite Australasia Pty Limited in Australia and SonoSite Canada, Inc. in Canada. Each subsidiary is chartered to develop direct selling operations within their assigned territories.

2.  Summary of Significant Accounting Policies

Basis of presentation and use of estimates

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of SonoSite, Inc., and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management must make estimates and make assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts receivable

In the ordinary course of business, we grant credit to a broad customer base. Of the accounts receivable balance at December 31, 2004, 61% and 39% were receivable from international and domestic parties, prior to any allowance for doubtful accounts. The same percentages as of December 31, 2003 were 52% and 48% prior to any allowance for doubtful accounts.

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

Depreciation and amortization are calculated using the straight-line method over estimated useful lives as follows:

Asset	Estimated Useful Lives
Equipment and computers	3–5 years
Software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of estimated useful life or expected remaining lease term

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Direct internal and external costs for computer software developed for internal use are capitalized in accordance with American Institute of Certified Public Accountants Statement of Position, or SOP, 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized costs are amortized using the straight-line method over the estimated useful lives beginning when each module is complete and ready for use. Such costs totaled approximately $858,000 in 2004 and were insignificant in 2003 and 2002.

The carrying value of long-lived assets is evaluated for impairment when events or changes in circumstances occur, which may indicate the carrying amount of the asset may not be recoverable. We evaluate the carrying value of the assets by comparing the estimated future undiscounted cash flows generated from the use of the asset and its eventual disposition with the assets’ reported net book value. If the estimated future undiscounted cash flows from an asset group are less than the reported net book value of the asset group, we record an impairment loss equal to the excess of the net book value over the estimated fair market value of the asset group.

Goodwill and other intangible assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we perform goodwill impairment tests annually in the fourth quarter of each year, and more frequently if facts and circumstances indicate reporting unit carrying values exceed estimated reporting unit fair values. Intangibles subject to amortization, which consist mainly of acquired software technology and non-compete agreements, are amortized using the straight-line basis over their estimated useful lives of three to seven years. Indefinite-lived intangible assets are tested for impairment annually, and more frequently if facts and circumstances indicate that the asset might be impaired.

Investment in and receivable from affiliates

When we have investments in companies where we have the ability to exercise influence over, but not control, operating and financial policies, these investments are accounted for under the equity method. Accordingly, our share in the net income or loss in these investees is included in other income or loss.

We have a 40% ownership interest in a joint venture in China that is currently inactive and is in the process of being dissolved. At December 31, 2004, our carrying values for both our investment in this joint venture and receivable from this joint venture were zero. In 2003, we entered into a new joint venture in China with a new partner in which we have a 30% ownership interest. At December 31, 2004, the carrying value of this investment was approximately $91,000, which is included in other long-term assets, and the receivable from this investee was approximately $160,000, which is included in accounts receivable.

Concentration of credit and supply risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and accounts receivable.

We depend on some single-source suppliers to provide highly specialized parts and other components, and may experience an interruption of supply if a supplier is unable or unwilling to meet our time, quantity and quality requirements. There are relatively few alternative sources of supply for some of these items. A change in demand for some parts by other companies in our industry could also interrupt our supply of components. For example, in March 2003, one of our component suppliers, Philips Semiconductor, or Philips, informed us that, commencing in September 2003, it would discontinue production of certain integrated circuit chips used in some of our products. In the second quarter of 2003, we entered into a purchase commitment totaling approximately $3.6 million for supplies of these chips from Philips for our anticipated manufacturing needs. In the fourth quarter of 2004, we entered into another purchase commitment with Philips totaling approximately $1.9 million for additional supplies of these same chips. As of December 31, 2004, our remaining total purchase commitment under both commitments was approximately $3.6 million and we are required to take possession of, and pay for, the balance of the undelivered chips during the first six months of 2005. Demand for our products, however, may exceed our forecasts, in which

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

case we would require additional quantities of these chips to manufacture additional products. Conversely, if demand for our products falls short of our forecasts, we may experience excess inventory of these chips. If our actual demand for these chips varies significantly from our forecasted demand, we may experience delays in manufacturing, lost sales, a write-down of inventory or a deterioration in gross margin.

In addition, we have transferred the production of our main circuit board to one of the world’s largest electronic manufacturing services suppliers who produces the board in their Thailand manufacturing facility. If, as a result of this transfer, we experience delays in the receipt of this component, a deterioration in product yields or an increase in costs, we may experience delays in manufacturing, lost sales or a deterioration in gross margin.

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

Our sales arrangements may contain multiple elements, which include hardware and software products. Revenue from the sale of software-related elements in these arrangements is recognized in accordance with SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.” We have vendor specific objective evidence, or VSOE, of fair value for our hardware and software products. Accordingly, for transactions that have undelivered elements for which we have VSOE of the elements, revenue equal to the total fair value of the undelivered elements is deferred and is not recognized until the element is delivered to the customer.

Research and development

Research and development costs are expensed as incurred. We have determined that technological feasibility for our software-related products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, we expense all software-related research and development costs when incurred.

Advertising costs

We expense costs for advertising and promotional activities as incurred. Advertising and promotional expenses for the years ended December 31, 2004, 2003 and 2002 were $5.9 million, $5.0 million and $4.7 million.

Income taxes

Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards arising subsequent to the Distribution Date.

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-based compensation

At December 31, 2004, we had five stock-based employee compensation plans, which are described in Note 10. We account for those plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that the fair market value of the stock exceeds the exercise price of the stock option at the date of the grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	2004	2003	2002
Net income (loss), as reported	$22,972	$(1,784)	$(7,731)
Adjustment for stock-based employee compensation expense determined under fair value based method and related tax effects	8,803	(5,508)	(7,429)
Pro forma net income (loss)	$31,775	$(7,292)	$(15,160)
Basic net income (loss) per share:
As reported	$1.55	$(0.12)	$(0.59)
Pro forma	$2.14	$(0.51)	$(1.16)
Diluted net income (loss) per share:
As reported	$1.46	$(0.12)	$(0.59)
Pro forma	$2.04	$(0.51)	$(1.16)

We account for non-employee stock-based compensation in accordance with SFAS No. 123 and FASB Emerging Issues Task Force, or EITF, Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

The income tax benefit from stock compensation expense in excess of the amounts recognized for financial reporting purposes is credited to additional paid-in capital.

Net income (loss) per share

Basic net income (loss) per share was computed by dividing the net income (loss) by the weighted average common shares outstanding. Diluted net income (loss) per share reflects the potential dilution that could occur if dilutive stock options were exercised.

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the numerator and denominator of the basic and diluted income (loss) per share calculations (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Net income (loss)	$22,972	$(1,784)	$(7,731)
Weighted average common shares outstanding used in computing basic net income (loss) per share	14,829	14,335	13,075
Effect of dilutive stock options	908	—	—
Weighted average common and potential common shares outstanding used in computing diluted net income (loss) per share	15,737	14,335	13,075
Net income (loss) per share:
Basic	$1.55	$(0.12)	$(0.59)
Diluted	$1.46	$(0.12)	$(0.59)

The diluted share base calculation for the years ended December 31, 2004, 2003 and 2002 excludes 69,900, 2,920,000 and 2,902,000 stock options outstanding because their effect on net income (loss) per share would be anti-dilutive.

Accumulated other comprehensive income

Unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments are included in accumulated other comprehensive income.

The following are the components of accumulated other comprehensive income at December 31 (in thousands):

	2004	2003
Net unrealized gain (loss) on investments	$(255)	$101
Cumulative translation adjustments	1,464	1,660
	$1,209	$1,761

Foreign currency translation

The functional currencies of our international subsidiaries are the local currency of the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses of international operations are translated at average rates of exchange prevailing during the period. Net realized and unrealized losses on currency transactions included in other income (loss) in the consolidated statements of operations were $560,000 for the year-ended December 31, 2004 compared to net gains of $346,000 for the year-ended December 31, 2003 and none for the year ended December 31, 2002.

Recent accounting pronouncements

We adopted the provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, or FIN 46R, as of April 1, 2004. FIN 46R addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of this interpretation did not have a material effect on our consolidated financial statements.

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2004, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’ ” (FSP EITF 03-01-1). FSP EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-01. During the period of the delay, FSP EITF 03-1 states that companies should continue to apply relevant “other-than-temporary” guidance. The adoption of EITF 03-1, excluding paragraphs 10-20, did not have a significant impact on the Company’s consolidated financial statements. The Company will assess the impact of paragraphs 10-20 of EITF 03-1 once the guidance has been finalized.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs—An Amendment of ARB No. 43, Chapter 4”. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS 151 will have a significant effect on our future consolidated financial statements.

In November 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29”. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance—that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. We do not believe that the adoption of FAS S153 will have a significant effect on our future consolidated financial statements.

In November 2004, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 03-13, or EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”. The guidance should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods that began after December 15, 2004. We do not believe that the adoption of EITF 03-13 will have a significant effect on our future consolidated financial statements.

In December 2004, the FASB issued Staff Position No. SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. SFAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. We do not believe that the adoption of SFAS 109-2 will have a significant effect on our future consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-based Payment”. SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Under SFAS 123R, the Company will be required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. The deferred compensation amount calculated under the fair value method will then be recognized over the respective vesting period of the stock option. The Company will adopt the provisions of SFAS 123R during the third quarter of 2005. The adoption of SFAS 123R is expected to have a material impact on the Company’s

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

results of operations. Also, SFAS 123R will require us to reflect the tax savings resulting from tax deductions in excess of expense reflected in our financial statements as a financing cash flow, which may have a material impact on our future reported cash flows from operating activities.

3.  Arrangements with ATL

We entered into several agreements with ATL effective as of the Distribution Date. These agreements were negotiated between our chief executive officer and the chief executive officer of ATL. Both parties considered the terms of these agreements competitive with the cost of obtaining such rights and services in arm’s-length negotiations with third parties. The following is a summary of the remaining significant agreement still in effect:

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

Our license from ATL bears a royalty equivalent to a percentage of the net sales of ultrasound products under fifteen pounds that use ATL technology. A reduction in the royalty percentage owed to ATL became effective in September 2004. Royalty payments are required through September 2007. If prior to April 6, 2006, any single person or entity engaged in the medical diagnostic imaging business, other than through the sale or manufacture of our products, obtains, directly or indirectly, voting control of a majority of our common stock or the power to elect our entire board of directors, we will be required to pay $75 million to ATL. For the years ended December 31, 2004, 2003 and 2002, we incurred a royalty expense to ATL of $2.6 million, $2.2 million and $1.8 million, which is included in cost of revenue.

4.  Cash, cash equivalents and investment securities

The following table summarizes our cash, cash equivalents and investment securities at fair value (in thousands):

	As of December 31,
	2004	2003
Cash	$7,115	$4,147
Cash equivalents:
Money market accounts	10,157	9,536
Total cash and cash equivalents	$17,272	$13,683
Investment securities:
Short-term	$14,319	$13,094
Long-term	$32,490	$34,239

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost, gross unrealized holding gains and losses and fair value of investment securities classified as available-for-sale securities as of December 31, 2004 were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Short-term:
U.S. Government and agencies	$13,370	$—	$(73)	$13,297
Corporate bonds	1,030	—	(8)	1,022
Total short-term investments	$14,400	$—	$(81)	$14,319
Long-term:
Asset-backed securities	$25,346	$6	$(88)	$25,264
Corporate bonds	4,805	—	(61)	4,744
U.S. Government and agencies	2,513	—	(31)	2,482
Total long-term investments	$32,664	$6	$(180)	$32,490

The following table summarizes our realized gains and losses on investments for the years ended December 31 (in thousands):

	2004	2003	2002
Gains	$55	$169	$7
Losses	(19)	(52)	(44)
Net gains (losses)	$36	$117	$(37)

Short-term and long-term investments with unrealized losses as of December 31, 2004, consisted of the following (in thousands):

Less than 12 months:	Gross unrealized losses	Fair value
Asset-backed securities	$(88)	$19,771
U.S. Government and agencies	(104)	15,779
Corporate bonds	(69)	5,766
Total	$(261)	$41,316

The $0.3 million of gross unrealized losses as of December 31, 2004, which pertains to 33 securities, was generated within the past 12 months and was primarily caused by changes in interest rates. There were no realized losses generated from other-than-temporary impairment for these securities during 2004, 2003 or 2002.

Long-term investments generally mature in less than three years.

5.  Financial statement detail as of December 31, 2004 and 2003

Inventories consisted of the following (in thousands):

	2004	2003
Raw material	$5,965	$4,479
Work-in-process	—	48
Demonstration inventory	4,112	2,578
Finished goods	7,913	7,043
Total inventories	$17,990	$14,148

At December 31, 2003, finished goods included approximately $0.2 million of inventory whose title had passed to the customer and for which revenue had not yet been recognized.

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment consisted of the following (in thousands):

	2004	2003
Equipment, other than computer	$9,810	$7,517
Software	4,746	3,657
Computer equipment	3,540	3,115
Furniture and fixtures	2,035	1,391
Leasehold improvements	1,175	932
	21,306	16,612
Less accumulated depreciation and amortization	(13,674)	(11,048)
Total property and equipment, net	$7,632	$5,564

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $2.6 million, $2.5 million and $2.6 million.

Accrued expenses consisted of the following (in thousands):

	2004	2003
Payroll and related	$6,828	$3,641
Outside services	1,023	935
Warranty	561	381
Royalties	524	706
Other	1,811	840
Total accrued expenses	$10,747	$6,503

The warranty liability is summarized as follows (in thousands):

	Beginning of year	Charged to cost of revenue	Applied to liability	End of year
Year ended December 31, 2004	$381	$709	$(529)	$561
Year ended December 31, 2003	$331	$351	$(301)	$381
Year ended December 31, 2002	$281	$300	$(250)	$331

6.  Acquisition

On May 20, 2004, we acquired 100% of the outstanding common shares of SonoMetric Health, Inc. (“SonoMetric”). The results of SonoMetric’s operations have been included in our consolidated financial statements since that date. SonoMetric is a medical software company whose primary product is designed to be used with ultrasound technology to measure the intima media thickness, or IMT, of the carotid artery. Increased thickness of the IMT in the carotid artery is associated with an increased risk of developing atherosclerosis, which is a leading cause of heart disease. We currently sell a stand-alone version of SonoMetric’s software, SonoCalc™, and plan to incorporate SonoMetric’s software into our products. We believe this acquisition will enhance the sales of our products in the cardiovascular disease diagnostic market.

We purchased all of SonoMetric’s outstanding common shares for an immediate cash payment of $1.5 million, plus future cash payments of up to $4.5 million contingent upon the amount of revenue recognized from the sale of SonoMetric’s software over the five-year period following the closing date of the acquisition. In addition to the immediate cash payment, we also incurred $388,000 in acquisition-related expenses, bringing the initial aggregate purchase price to $1,888,000. This business combination was not material to our operations.

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. As part of the consideration paid to SonoMetric, the company paid off the assumed liabilities upon closing.

(in thousands)	At May 20, 2004
Intangible assets	$1,770
Goodwill	300
Total assets acquired	2,070
Other assets and liabilities, net	(182)
Net assets acquired	$1,888

Of the $1.77 million of acquired intangible assets, $1.3 million was assigned to existing software technology that is amortized using the straight-line basis over seven years and $470,000 was assigned to non-compete agreements with former shareholders of SonoMetric that is amortized using the straight-line basis over three years. Any future contingent payments that are made will be recorded as additional goodwill.

In the fourth quarter of 2004, in connection with the reduction of our valuation allowance related to U.S. income taxes, we recorded additional goodwill of $672,000 related to the SonoMetric acquisition.

7.  Goodwill and other intangible assets

As of December 31, 2004, goodwill was $972,000 and intangible assets subject to amortization, which collectively had a remaining weighted average useful life of approximately five years, were $1,768,000, net of accumulated amortization of $266,000. Amortization expense of approximately $266,000 related to intangible assets was recorded for the years ended December 31, 2004. No amortization expense related to intangible assets was recorded for the years ended December 31, 2003 and 2002. Amortization expense of intangible assets is estimated to be approximately $430,000 per year in 2005 and 2006, $273,000 in 2007, and $186,000 per year in 2008 and 2009. We have no indefinite-lived intangible assets.

8.  Investments in and receivables from affiliates

In 1999, we made an initial capital contribution of $400,000 in the form of inventory into SonoSite China Limited (“SonoSite China”) for a 40% ownership interest. We accounted for this investment under the equity method of accounting. SonoSite China is currently in the process of being dissolved. As of December 31, 2004, our net investment balance in SonoSite China was zero. For the years ended December 31, 2004, 2003 and 2002, we recognized revenue from sales to SonoSite China in the amount of $0, $0 and $262,000.

In 2003 and 2004, we invested a total of $183,000 into SonoSite China Medical Limited (“SonoSite China Medical”) for a 30% ownership interest. We account for this investment under the equity method of accounting. As of December 31, 2004, our net investment balance in SonoSite China Medical was approximately $91,000. For the years ended December 31, 2004 and 2003, we recognized revenue from sales to SonoSite China Medical in the amount of $316,000 and $329,000.

9.  Hedging activities

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

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The currencies hedged during 2004 were the British pound, Euro, Japanese yen, Australian dollar and Canadian dollar. On December 31, 2004, we had no foreign currency forward contracts outstanding.

Net recognized losses from foreign currency forward contracts for the years ended December 31, 2004 and 2003 totaled $2.0 million and $0.7 million, and are included in other income (loss) in the consolidated statements of operations. These losses are substantially offset by foreign exchange gains on intercompany balances recorded by our subsidiaries. We did not enter into any derivative instruments in 2002.

10.  Shareholders’ equity

Stock option plans

As of December 31, 2004, we had the following stock compensation plans: the 1998 Nonofficer Employee Stock Option Plan (“1998 NOE Plan”), the 1998 Stock Option (“1998 Plan”), the Nonemployee Director Stock Option Plan (“Director Plan”), the Management Incentive Compensation Plan (“MIC Plan”), and the Adjustment Plan. Additionally, through 2004, we granted a total of 165,000 options outside of these plans to corporate officers, which are included within the information presented herein and contain similar provisions to our 1998 Plan. We account for stock options issued to employees under provisions of APB 25 and therefore, to the extent the fair value of the underlying stock is equal to or less than the exercise price on the measurement date, no compensation expense is recognized for employee stock option grants.

The pro forma effect on our net income (loss) if we accounted for the costs relating to all option grants under the provisions of SFAS No. 123 is reported in Note 2.

Pro forma compensation expense is recognized for the fair value of each option estimated on the date of grant using the Black-Scholes multiple option pricing model. The following assumptions were used for option grants in 2004, 2003 and 2002: expected volatility of 57%, 58% and 60%; risk-free interest rates of 3.5%, 2.7% and 3.8%; expected terms of 6.5 years; and zero dividend yield.

Under the 1998 NOE Plan, 1998 Plan, MIC Plan and option grants outside our stock option plans, as of December 31, 2004, 2,475,000 total shares of common stock were authorized primarily for issuance upon exercise of stock options at prices equal to the fair market value of our common shares at the date of grant. As of December 31, 2004, 303,000 shares were available for grant under these stock option plans. In most cases, stock options issued prior to October 22, 2002 are exercisable at 25% each year over a four-year vesting period and have a ten-year term from the grant date. In October 2002, our Board of Directors approved a change in the vesting schedule for employee option grants made after October 22, 2002 so that first-time grants issued to new employees vest 25% after one year of employment and then monthly over the next three years, and grants made to employees after their first year of employment vest monthly over four years.

Under the Director Plan, as of December 31, 2004, 100,000 shares of common stock were authorized for issuance of stock options at prices equal to the fair market value of our common shares at the date of grant. At December 31, 2004, there were no shares available for grant under this Plan. Stock options are exercisable and vest in full one year following their grant date provided the optionee has continued to serve as our director. Each option expires on the earlier of ten years from the grant date or 90 days following the termination of a director’s service as our director.

We also have an Adjustment Plan, which includes options granted in connection with the dividend distribution occurring on April 6, 1998. As part of this distribution, existing ATL option holders received one of our options for every six ATL options held. There was no change to the intrinsic value of the option grant, ratio of exercise price to market value, vesting provisions or option period as a result of the distribution. As of December 31, 2004, 33,000 shares of common stock were authorized primarily for issuance upon exercise of stock options at prices equal to the fair market value of our common shares at the date of grant.

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the Distribution Date, we had no stock option plans specifically identified as our plans. All stock options granted through that date were part of ATL option plans.

In 2003, we granted 10,000 options to a non-employee and, in accordance with the provisions of SFAS No. 123, calculated the fair value of the options using the Black-Scholes valuation model based on the following assumptions for the years ended December 31, 2004 and 2003: expected volatility of 60%, risk-free interest rate of 4.2%, expected terms of 9.1 years and 10 years, and zero dividend yield. For the years ended December 31, 2004 and 2003, we recorded stock-based compensation expense related to these options of $139,000 and $42,000 in accordance with the accelerated methodology described in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

Summary of stock option activity

The following table presents summary stock option activity for the years ended December 31 (shares presented in thousands):

	2004		2003		2002
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding, beginning of year	2,920	$16.09	2,902	$15.18	2,621	$14.49
Granted	225	$21.92	628	$17.50	530	$16.91
Exercised	(678)	$13.91	(377)	$10.06	(132)	$ 7.23
Cancelled	(161)	$19.45	(233)	$18.31	(117)	$16.64
Outstanding, end of year	2,306	$17.07	2,920	$16.09	2,902	$15.18
Exercisable, end of year	1,576	$16.33	1,734	$15.33	1,456	$13.24
Weighted average fair value of options granted during the period		$14.10		$11.39		$11.41

The following is a summary of stock options outstanding as of December 31, 2004 (shares presented in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 5.25 – $12.26	468	4.29	$8.48	414	$ 8.08
$12.28 – $14.57	395	6.22	$13.96	316	$13.88
$14.72 – $17.62	429	7.18	$15.95	284	$15.90
$17.75 – $20.68	544	8.06	$19.30	247	$19.04
$20.71 – $34.97	470	6.61	$26.69	315	$27.89
	2,306	6.52	$17.07	1,576	$16.33

Stock purchase rights

On April 6, 1998, we and First Chicago Trust Company of New York (“First Chicago”) entered into a Rights Agreement. The Rights Agreement was subsequently amended on October 24, 2001 to reflect that EquiServe Trust Company, N.A. had succeeded First Chicago as the rights agent, and on August 25, 2003, to reflect certain changes

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approved by our Board of Directors. The Rights Agreement has certain anti-takeover provisions, which will cause substantial dilution to a person or group that attempts to acquire us. Under the Rights Agreement, each of our shareholders has one share purchase right for each share of common stock held, with each right having an exercise price approximating our board of directors’ estimate of the long-term value of one share of our common stock. The rights are triggered if an acquiror acquires, or successfully makes a tender offer for, 20% or more of our outstanding common stock. In such event, each shareholder other than the acquiror would have the right to purchase, at the exercise price, a number of newly issued shares of our capital stock at a 50% discount. If the acquiror were to acquire 50% or more of our assets or earning power, each shareholder would have the right to purchase, at the exercise price, a number of shares of acquiror’s stock at a 50% discount. Our board of directors may redeem the rights at a nominal cost at any time before a person acquires 20% or more of our outstanding common stock, which allows board-approved transactions to proceed. In addition, our board of directors may exchange all or part of the rights (other than rights held by the acquiror) for such number of shares of our common stock equal in value to the exercise price. Such an exchange produces the desired dilution without actually requiring our shareholders to purchase shares.

11.  Financing

In May 2002, we sold 2,700,000 shares of common stock at a price of $17.25 per share. Net proceeds from this sale were $42.6 million.

12.  Income taxes

For income tax purposes, our results through the Distribution Date were included in the consolidated federal income tax return of ATL and, accordingly, the net operating loss generated prior to the Distribution Date is not available to us for use in periods subsequent to the Distribution Date. During the period from the Distribution Date through December 31, 2004, we accumulated U.S. federal income tax net operating loss carryforwards of approximately $59.2 million, foreign net operating loss carryforwards of approximately $15.6 million, research and experimentation tax credit carryforwards of approximately $2.4 million, and alternative minimum tax credits of approximately $0.2 million. These carryforwards begin expiring in 2018 and will be fully expired in 2024. Approximately $17.1 million of the domestic net operating loss carryforwards result from stock option deductions, which resulted in a tax benefit of approximately $5.9 million that was credited to shareholders’ equity in 2004 because of the removal of the deferred tax valuation allowance discussed below.

Because we have incurred losses in the past, a valuation allowance entirely offsetting deferred tax assets had been established, thereby eliminating any deferred tax benefit. The increase in the valuation allowance of $0.2 million in 2003 and $2.1 million in 2002 was primarily the result of net operating loss carryforwards. The valuation allowance on the U.S. deferred tax assets was eliminated in 2004 because current operations and recent earnings history indicate that realization of the related deferred tax assets are now more likely than not to occur. We have not reduced the valuation allowance for net operating loss carryovers related to foreign operations, and will not do so until it is more likely than not the deferred assets will be realized. The effect of the removal of the valuation allowance on the U.S. deferred tax assets in 2004, partially offset by an increase in the valuation allowance on foreign net operating loss carryovers, was a reduction in the deferred tax asset valuation allowance in 2004 of $23.7 million.

Under certain provisions of the Internal Revenue Code of 1986, as amended, the availability and utilization of our net operating loss and tax credit carryforwards may be subject to limitation if it should be determined that there has been a change in ownership of more than 50%.

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of income tax benefit are as follows:

	2004	2003	2002
Federal:
Current	$(134)	$—	$—
Deferred	19,169	—	—
Total federal	19,035	—	—
State:
Current	(100)	—	—
Deferred	377	—	—
Total state	277	—	—
Total income tax benefit	$19,312	$—	$—

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the net income or loss. The sources and tax effects of the differences are as follows for the years ended December 31 are as follows (in thousands):

	2004	2003	2002
Income tax provision (benefit) at the federal statutory rate	34.0%	(34.0)%	(34.0)%
Other	6.3%	(0.5)%	(5.2)%
Valuation allowance changes affecting the provision for income taxes	(568.0)%	34.5%	39.2%
Effective tax rate	(527.7)%	0.0%	0.0%

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31 are as follows (in thousands):

	2004	2003
Deferred tax assets:
Domestic net operating loss carryforwards	$20,507	$22,065
Foreign net operating loss carryforwards	4,921	3,011
Research and experimentation tax credit carryforwards	2,378	2,517
Allowances and accruals not recognized for tax purposes	1,876	649
Capital loss carryforwards	—	88
Other	211	494
Gross deferred tax assets	29,893	28,824
Valuation allowance	(4,921)	(28,634)
	24,972	190
Deferred tax liabilities:
Depreciation and amortization	(187)	(190)
Net deferred tax assets	$24,785	$—

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.  Employee Benefit Plan

401(k) Retirement Savings Plan

All our employees in the U.S. are eligible to participate in our 401(k) Plan. Terms of the 401(k) Plan permit an employee to contribute up to a maximum of 16% of an employee’s annual compensation on a post-tax or pre-tax basis, up to the maximum permissible by the Internal Revenue Service (IRS) during any plan year. We match each employee’s contribution in increments equivalent to 100% for the first 3% and 50% for the second 3% of the employee’s contribution percentage. In 2004, 2003, 2002 and 2001, we contributed $923,000, $859,000 and $802,000 in matching contributions to the 401(k) Plan in accordance with the plan’s terms. Employees immediately vest in the contributions the employee makes. Vesting in our contribution on behalf of the employee occurs at equal increments at the end of each year of the first five years of an employee’s service with us.

14.  Commitments and contingencies

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

Operating leases

We currently lease office, manufacturing space and automobiles under operating leases. As of December 31, 2004, future minimum lease payments are as follows (in thousands):

2005	$2,039
2006	1,911
2007	1,230
2008	409
2009	248
Thereafter	773
$6,610

Rent expense for the years ended December 31, 2004, 2003, and 2002 was $2.2 million, $1.4 million, and $1.1 million.

Other commitments

As part of our agreements with our suppliers, suppliers may procure resources and material expected to be used for the manufacture of our product in accordance with our production schedule provided to them. In the event these items are not used in the quantities submitted as part of the production schedule or material becomes obsolete

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as a result of production timing, material changes or design changes, we may be responsible for compensating our suppliers for these procurements. As of December 31, 2004, these commitments were not significant.

As part of obtaining our lease for our current facility, we were required to deposit approximately $350,000, representing restricted cash with our bank. Also, we were required to maintain a deposit of approximately $980,000 with our bank in the United Kingdom as security for payment of customs and duties charges. Both amounts are included in other long-term assets.

In March 2003, one of our component suppliers, Philips Semiconductor, or Philips, informed us that, commencing in September 2003, it would discontinue production of certain integrated circuit chips used in some of our products. In the second quarter of 2003, we entered into a purchase commitment totaling approximately $3.6 million for supplies of these chips from Philips for our anticipated manufacturing needs. In the fourth quarter of 2004, we entered into an additional purchase commitment with Philips totaling approximately $1.9 million for supplies of these same chips. As of December 31, 2004, our remaining total purchase commitment was approximately $3.6 million and we are required to take possession of, and pay for, the balance of the undelivered chips during the first six months of 2005.

In the U.S., we have complemented our direct sales efforts by entering into group purchasing agreements with major healthcare group purchasing organizations, or GPOs. Typically, a GPO negotiates with medical suppliers, such as us, on behalf of the GPO’s member healthcare facilities, providing such members with uniform pricing and terms and conditions. In exchange, the GPO identifies us as a preferred supplier for its members. Member facilities participating in the GPO’s purchasing program can consist of hospitals, medical group practices, nursing homes, surgery centers, managed care organizations, long term care facilities, clinics and integrated delivery networks. Currently, we have GPO supply agreements with various groups including AmeriNet, Inc., Premier, Inc., Broadlane, Inc. (includes Kaiser Permanente, Tenet Healthcare and others) and Consorta, Inc. These agreements require us to pay fees based on the amount of sales generated from these agreements. We recorded fees related to these agreements as sales and marketing expenses in the amounts of approximately $477,000 in 2004, $568,000 in 2003 and $512,000 in 2002.

Contingencies

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

On August 20, 2003, the U.S. District Court in the Southern District of Texas issued a decision interpreting certain terms used in the ‘021 patent. This decision does not discuss whether the patent is valid or whether the patent would apply to any of our products. In the order, the court, in resolving disputed terms in the Markman hearing, adopted our construction of the term “a portable body designed to be hand held”, and adopted Neutrino’s construction of the terms “the moveably connected transducer mounting assembly” and “ultrasound emitter”. The court denied our motion for summary judgment. We subsequently filed a new summary judgment motion using the court’s construction of the claim language that the ‘021 patent is invalid based on prior art. Neutrino filed a summary judgment motion based on its allegations of infringement.

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 30, 2004, the Texas court issued its rulings on the summary judgment motions. First, the court denied our motion for summary judgment based on invalidity, finding that there are issues of fact in dispute that must be resolved by a jury at trial. Second, the court granted Neutrino’s motion for summary judgment of infringement, finding that the SonoSite products infringe the ‘021 patent as the court has construed the claims in the Markman hearing. As a result, the court ordered us and Neutrino to enter into mediation, which was required to be completed by January 31, 2005. Mediation was unsuccessful and the court has set a jury trial date for the fall of 2005. The parties are currently engaged in pretrial motions, discovery, depositions and preparation of expert reports.

Neutrino also filed suit in the Middle District of Florida on August 19, 2003 against a former SonoSite distributor alleging that the sale of our products by such distributor infringes the ‘021 patent. SonoSite assumed the defense of the distributor in accordance with our contractual obligations under the distribution agreement. In December 2004, Neutrino agreed to dismissal of all claims in this suit in return for SonoSite’s consent to Neutrino’s filing of a Second Amended Complaint in the Texas proceeding to add the SonoSite TITAN, SonoHeart ELITE and iLook systems to the Texas suit. Neutrino had also previously filed a similar suit in the Middle District of Tennessee against another medical device distributor for selling a SonoSite product. The Tennessee case was dismissed based on a final judgment and permanent injunction filed a month after the case was filed. The Florida action and the Tennessee judgment have no effect on the Texas proceedings.

We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in these matters. If we are not successful in our defense of these claims, we could be forced to pay damages related to past product sales, modify or discontinue selling our products or may enter into royalty or licensing agreements for future product sales, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represented the majority of our revenue for the years ended December 31, 2004, 2003 and 2002.

In late 2004, Products Group International (“PGI”), a former distributor of our products to the veterinarian market, sent us a demand to arbitrate several issues arising out of two distribution agreements covering the U.S. and certain international markets. PGI claims that we wrongfully terminated those agreements and that oral modifications of those agreements resulted in PGI having the exclusive right to sell our products in North America through December 31, 2006 and in certain foreign countries through December 31, 2007. PGI is seeking future lost profits as well as consequential damages. We have counterclaimed against PGI for full payment of outstanding invoices and lost profits due to PGI’s actions.

In February 2005, PGI and we attempted to mediate a settlement in this case, but were unsuccessful. The arbitration is currently scheduled for May 2005. We believe that PGI’s claims are without merit, and that we have good and sufficient defenses to the claims asserted against us by PGI. We intend to defend the case vigorously. If, however, we are not successful in our defense of these claims, we could be ordered to pay damages to PGI. Such an outcome could adversely affect our financial condition, results of operation and cash flow.

We have not accrued any amounts for potential losses related to the above matters. Because of uncertainties related to the potential outcome and any range of loss on these matters, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to these matters. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations, financial position and cash flow.

15.  Segment reporting

We currently have one reporting segment. We market our products in the United States and internationally through our direct sales force and our indirect distribution channels. Our chief operating decision maker evaluates resource allocation decisions and our performance based upon revenue recorded in geographic regions and does

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not receive financial information about expense allocation on a disaggregated basis. Geographic regions are determined by the shipping destination. Revenue by geographic location for the years ended December 31 is as follows (in thousands):

	2004	2003	2002
United States	$61,253	$52,369	$42,586
Europe, Africa and the Middle East	35,016	21,327	14,849
Japan	9,731	1,622	7,464
Canada, Australia, South America and Latin America	5,508	5,085	3,668
Other Asia (a)	4,309	4,367	4,468
Total revenue	$115,817	$84,770	$73,035

________________________

(a)	Other Asia includes primarily China, Taiwan, Korea, and Singapore.

Long-lived assets, excluding financial instruments and deferred tax assets, by geographic location as of December 31 are as follows (in thousands):

	2004	2003
Long-lived assets:
United States	$9,724	$5,374
International	1,114	520
Total long-lived assets	$10,838	$5,894

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.  Quarterly results—unaudited

For the three months ended,
March 31	June 30	September 30	December 31
(in thousands, except per share amounts)

2004:
Revenue	$23,514	$26,076	$29,124	$37,103
Cost of revenue	8,285	8,746	9,601	11,123
Gross margin	15,229	17,330	19,523	25,980
Operating expenses	16,890	17,357	18,281	22,236
Other income (loss)	261	(37)	342	(204)
Income tax benefit (provision for income taxes)	—	—	(169)	19,481
Net income (loss)	$(1,400)	$(64)	$1,415	$23,021
Basic net income (loss) per share	$(0.10)	$(0.00)	$0.10	$1.53
Diluted net income (loss) per share	$(0.10)	$(0.00)	$0.09	$1.42
Shares used in computation of basic net income (loss) per share	14,631	14,757	14,837	15,089
Shares used in computation of diluted net income (loss) per share	14,631	14,757	15,738	16,157
2003:
Revenue	$17,158	$20,120	$20,225	$27,267
Cost of revenue	6,367	7,494	7,391	9,666
Gross margin	10,791	12,626	12,834	17,601
Operating expenses	13,728	14,232	13,415	15,593
Other income (loss)	373	309	420	230
Net income (loss)	$(2,564)	$(1,297)	$(161)	$2,238
Basic net income (loss) per share	$(0.18)	$(0.09)	$(0.01)	$0.15
Diluted net income (loss) per share	$(0.18)	$(0.09)	$(0.01)	$0.15
Shares used in computation of basic net income (loss) per share	14,206	14,268	14,391	14,470
Shares used in computation of diluted net income (loss) per share	14,206	14,268	14,391	15,250

The quarterly information presented above reflects, in the opinion of management, all adjustments necessary (which are of a normal and recurring nature, except for the tax benefit recorded in the quarter ended December 31, 2004) for a fair presentation of the results for the interim period presented.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including our principal executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004, and they have concluded that, for the reason set forth below, our disclosure controls and procedures were not adequate to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)  Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency (within the meaning of the Public Company Accounting Oversight Board’s (PCAOB) Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 as required by Exchange Act Rule 13a-15(c). Our management’s evaluation and assessment of our internal control over financial reporting identified the following material weakness.

As of December 31, 2004, we did not have the appropriate level of expertise to properly calculate and review our accounting for income taxes. As a result of this deficiency in our internal control over financial reporting, we did not detect errors in the measurement of income tax amounts as of and for the year ended December 31, 2004. Specifically, the deferred state income tax benefit was misstated due to an error in the calculation of the amount of the state tax net operating loss carryforwards and was subsequently corrected to reflect the proper measurement of income taxes in accordance with U.S. generally accepted accounting principles. The adjustments and material weakness were limited to income tax calculations and did not impact our revenue, cash flow, or pre-tax income.

In making this assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Because of the material weakness described above, our management concluded that, as of December 31, 2004, our internal control over financial reporting was not effective based on those criteria.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the company’s internal control over financial reporting. Their report is included below in the section titled “Report of independent registered public accounting firm.”

(c)  Changes in internal control over financial reporting

In connection with our implementation of the provisions of Section 404 of Sarbanes-Oxley, we have made various improvements to our system of internal control. We continue to review, revise and improve the effectiveness of our internal controls including strengthening our income tax provision review control procedure noted above. We have made no significant changes in the Company’s internal controls over financial reporting in connection with our fourth quarter evaluation that would materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders,
SonoSite, Inc.:

We have audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting (Item 9A(b)), that SonoSite, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness in the controls over income tax reporting, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SonoSite, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of SonoSite, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment.

As of December 31, 2004, the Company did not have the appropriate level of expertise to properly calculate and review its accounting for income taxes. As a result of this deficiency in the Company’s internal control over financial reporting, the Company did not detect errors in the measurement of income tax amounts as of and for the year ended December 31, 2004. Specifically, the deferred state income tax benefit was misstated due to an error in the calculation of the amount of the state tax net operating loss carryforwards and was subsequently corrected to reflect the proper measurement of income taxes in accordance with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SonoSite, Inc and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and shareholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2004. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 15, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that SonoSite, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, SonoSite, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Seattle, Washington
March 15, 2005

ITEM 9B.  OTHER INFORMATION

For each of the executive officers named in the 2005 proxy statement under the heading “Executive Officers,” we have entered into change-in-control agreements. These agreements are substantially similar to each other. Also, effective January 1, 2005, these same named executive officers received salary increases. Further details about these items can be found in our proxy statement for our 2005 annual meeting of shareholders. We will file the proxy statement within 120 days of December 31, 2004.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included in our proxy statement for our 2005 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the headings “Election of Directors” and “Executive Officers.” We will file the proxy statement within 120 days of December 31, 2004.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is included in our proxy statement for our 2005 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Executive Compensation.” We will file the proxy statement within 120 days of December 31, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is included in our proxy statement for our 2005 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management.” We will file the proxy statement within 120 days of December 31, 2004.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities may be issued to employees, directors, consultants, advisors or other persons in exchange for consideration in the form of services.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,221,000	(1)	$15.80	193,000
Equity compensation plans not approved by security holders	1,085,000	(2)	$18.50	110,000
Total	2,306,000		$17.07	303,000

(1)	Issuable under our 1998 Plan, Management Incentive Compensation Plan, Nonemployee Director Stock Option Plan and Adjustment Plan.

(2)	Issuable under our 1998 Nonofficer Employee Stock Option Plan as described in Note 10 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Also includes 130,000 options outside of all plans issued to corporate officers.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in our proxy statement for our 2005 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Certain Relationships and Related Transactions.” We will file the proxy statement within 120 days of December 31, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included in our proxy statement for our 2005 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Fee Disclosures.” We will file the proxy statement within 120 days of December 31, 2004.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Documents filed as part of this report:

(1)	Financial Statements—See “Index to Financial Statements” under Item 8 of this Report.

(2)	Financial Statement Schedule.

Schedule II
Valuation and Qualifying Accounts

	Balance at beginning of year	Additions charged to general and administrative expense or revenue	Deductions	Balance at end of year
	(in thousands)
Year ended December 31, 2004:
Accounts receivable allowances	$933	$501	$492	$942

Year ended December 31, 2003:
Accounts receivable allowances	$832	$141	$40	$933

Year ended December 31, 2002:
Accounts receivable allowances	$1,034	$412	$614	$832

(3)	Exhibits.

Exhibit No.	Description
3.1 (A)	Restated Articles of Incorporation of the registrant (exhibit 3.1)
3.3 (E)	Amended and Restated Bylaws of the registrant (exhibit 3.1)
4.1 (A)	Rights Agreement between First Chicago Trust Company and the registrant, dated April 6, 1998 (exhibit 4.1)
4.2 (E)	Amendment to Rights Agreement, dated August 8, 2001 (exhibit 4.2)
4.3 (F)	Amendment to Rights Agreement, dated October 24, 2001 (exhibit 4.3)
4.4 (I)	Amendment to Rights Agreement, dated August 25, 2003 (exhibit 4.1)
10.1 (G)	1998 Stock Option, as amended and restated (exhibit 10.1)
10.2 (A)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 1998 Stock Option Plan (exhibit 10.2)
10.3 (H)	1998 Nonofficer Employee Stock Option Plan, as amended and restated (exhibit 10.1)
10.4 (E)	Nonemployee Director Stock Option Plan, as amended and restated (exhibit 10.3)
10.5 (C)	Management Incentive Compensation Plan (exhibit 10.5)
10.6 (B)	Adjustment Plan (exhibit 10.6)
10.7 (A)	Form of Senior Management Employment Agreement between the registrant and each of Kevin M. Goodwin, Michael J. Schuh and Bradley G. Garrett (exhibit 10.7)
10.8 (A)	Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended (exhibit 10.9)
10.9 (F)	Third Amendment to Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, dated as of March 10, 2000 (exhibit 10.9)

Exhibit No.	Description
10.10 (D)	Lease Agreement between Riggs & Company, a division of Riggs Bank N.A., and the registrant, dated December 28, 1999 (exhibit 10.14)
10.11 (D)*	Distribution Agreement between Olympus Optical Co. Ltd. and the registrant, dated August 1, 1999 (exhibit 10.15)
10.12 (F)	Assignment of Distribution Agreement by and among Olympus Optical Co., Ltd., Olympus Promarketing, Inc. and the registrant, dated effective September 28, 2001 (exhibit 10.12)
10.13 (J)	Option Notice Agreement, dated July 17, 2000, between the registrant and Michael J. Schuh (exhibit 99.1)
10.14 (J)	Option Notice Agreement, dated July 24, 2000, between the registrant and Daniel Walton (exhibit 99.2)
10.15 (K)	Option Notice Agreement, dated September 11, 2003, between the registrant and Henry (Skip) Krause (exhibit 99.1)
10.16 (K)	Option Notice Agreement, dated September 22, 2003, between the registrant and Marla Koreis (exhibit 99.2)
10.17 (L)*	Distribution Agreement between Boston Scientific Corporation and the registrant, dated August 4, 2004 (exhibit 10.1)
10.18 (M)	SonoSite, Inc. FY2005 Variable Incentive Bonus Plan (exhibit 10.1)
10.19 (N)	2005 Stock Incentive Plan (appendix A)
10.20 (N)	2005 Employee Stock Purchase Plan (appendix B)
21.1†	Subsidiaries of the registrant
23.1†	Consent of KPMG LLP, independent registered public accounting firm
24.1†	Power of attorney (contained on signature page)
31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

†	Filed herewith.

*	Confidential treatment requested.

(A)	Incorporated by reference to the designated exhibit included in SonoSite’s Registration Statement on Form S-1 (Registration No. 333-714157) filed on October 3, 1999.

(B)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10 (SEC File No. 000-23791) filed on March 19, 1998.

(C)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 1998 (SEC File No. 000-23791) filed on March 22, 1999.

(D)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 1999 (SEC File No. 000-23791) filed on March 30, 2000.

(E)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-23791) filed on November 13, 2001.

(F)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 2001 (SEC File No. 000-23791) filed on February 22, 2002.

(G)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 000-23791) filed on May 13, 2002.

(H)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 000-23791) filed on August 13, 2002.

(I)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on August 26, 2003 (SEC File No. 000-23791) filed on August 26, 2003.

(J)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333-51820) filed on December 14, 2000.

(K)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333-110913) filed on December 4, 2003.

(L)	Incorporated by reference to the designated exhibit included in SonoSite’s report on 10-Q for the quarter ended September 30, 2004 (SEC File No. 000-23791) filed on November 9, 2004.

(M)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K (SEC File No. 000-23791) filed on December 20, 2004.

(N)	Incorporated by reference to the designated appendix included in SonoSite’s Schedule 14A filed on March 16, 2005 (SEC File NO. 000-23791) filed on March 16, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONOSITE, INC.
By                   /S/ Michael J. Schuh

Michael J. Schuh
Vice President-Finance, Chief Financial
Officer, and Treasurer

Date: March 15, 2005

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 15th day of March 2005.

/S/ Kirby L. Cramer Kirby L. Cramer	Chairman of the Board

/S/ Kevin M. Goodwin Kevin M. Goodwin	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ Micheal J. Schuh Michael J. Schuh	Vice President-Finance, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

/S/ Edward V. Fritzky Edward V. Fritzky	Director

/S/ Steven R. Goldstein, M.D. Steven R. Goldstein, M.D.	Director

Robert G. Hauser, M.D.	Director

/S/ William G. Parzybok, Jr. William G. Parzybok, Jr.	Director

/S/ Jeffrey Pfeffer, Ph.D. Jeffrey Pfeffer, Ph.D.	Director

/S/ Richard S. Schneider, Ph.D. Richard S. Schneider, Ph.D.	Director

Jacques Souquet, Ph.D.	Director

INDEX TO EXHIBITS

Exhibit No.	Description
3.1 (A)	Restated Articles of Incorporation of the registrant (exhibit 3.1)
3.3 (E)	Amended and Restated Bylaws of the registrant (exhibit 3.1)
4.1 (A)	Rights Agreement between First Chicago Trust Company and the registrant, dated April 6, 1998 (exhibit 4.1)
4.2 (E)	Amendment to Rights Agreement, dated August 8, 2001 (exhibit 4.2)
4.3 (F)	Amendment to Rights Agreement, dated October 24, 2001 (exhibit 4.3)
4.4 (I)	Amendment to Rights Agreement, dated August 25, 2003 (exhibit 4.1)
10.1 (G)	1998 Stock Option, as amended and restated (exhibit 10.1)
10.2 (A)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 1998 Stock Option Plan (exhibit 10.2)
10.3 (H)	1998 Nonofficer Employee Stock Option Plan, as amended and restated (exhibit 10.1)
10.4 (E)	Nonemployee Director Stock Option Plan, as amended and restated (exhibit 10.3)
10.5 (C)	Management Incentive Compensation Plan (exhibit 10.5)
10.6 (B)	Adjustment Plan (exhibit 10.6)
10.7 (A)	Form of Senior Management Employment Agreement between the registrant and each of Kevin M. Goodwin, Michael J. Schuh and Bradley G. Garrett (exhibit 10.7)
10.8 (A)	Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended (exhibit 10.9)
10.9 (F)	Third Amendment to Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, dated as of March 10, 2000 (exhibit 10.9)
10.10 (D)	Lease Agreement between Riggs & Company, a division of Riggs Bank N.A., and the registrant, dated December 28, 1999 (exhibit 10.14)
10.11 (D)*	Distribution Agreement between Olympus Optical Co. Ltd. and the registrant, dated August 1, 1999 (exhibit 10.15)
10.12 (F)	Assignment of Distribution Agreement by and among Olympus Optical Co., Ltd., Olympus Promarketing, Inc. and the registrant, dated effective September 28, 2001 (exhibit 10.12)
10.13 (J)	Option Notice Agreement, dated July 17, 2000, between the registrant and Michael J. Schuh (exhibit 99.1)
10.14 (J)	Option Notice Agreement, dated July 24, 2000, between the registrant and Daniel Walton (exhibit 99.2)
10.15 (K)	Option Notice Agreement, dated September 11, 2003, between the registrant and Henry (Skip) Krause (exhibit 99.1)
10.16 (K)	Option Notice Agreement, dated September 22, 2003, between the registrant and Marla Koreis (exhibit 99.2)
10.17 (L)*	Distribution Agreement between Boston Scientific Corporation and the registrant, dated August 4, 2004 (exhibit 10.1)
10.18 (M)	SonoSite, Inc. FY2005 Variable Incentive Bonus Plan (exhibit 10.1)
10.19 (N)	2005 Stock Incentive Plan (appendix A)
10.20 (N)	2005 Employee Stock Purchase Plan (appendix B)

Exhibit No.	Description
21.1†	Subsidiaries of the registrant
23.1†	Consent of KPMG LLP, independent registered public accounting firm
24.1†	Power of attorney (contained on signature page)
31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

†Filed herewith.

*	Confidential treatment requested.

(A)	Incorporated by reference to the designated exhibit included in SonoSite’s Registration Statement on Form S-1 (Registration No. 333-714157) filed on October 3, 1999.

(B)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10 (SEC File No. 000-23791) filed on March 19, 1998.

(C)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 1998 (SEC File No. 000-23791) filed on March 22, 1999.

(D)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 1999 (SEC File No. 000-23791) filed on March 30, 2000.

(E)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-23791) filed on November 13, 2001.

(F)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 2001 (SEC File No. 000-23791) filed on February 22, 2002.

(G)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 000-23791) filed on May 13, 2002.

(H)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 000-23791) filed on August 13, 2002.

(I)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on August 26, 2003 (SEC File No. 000-23791) filed on August 26, 2003.

(J)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333-51820) filed on December 14, 2000.

(K)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333-110913) filed on December 4, 2003.

(L)	Incorporated by reference to the designated exhibit included in SonoSite’s report on 10-Q for the quarter ended September 30, 2004 (SEC File No. 000-23791) filed on November 9, 2004.

(M)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K (SEC File No. 000-23791) filed on December 20, 2004.

(N)	Incorporated by reference to the designated appendix included in SonoSite’s Schedule 14A filed on March 16, 2005 (SEC File NO. 000-23791) filed on March 16, 2005.