Form 10-Q
period 2005-03-31
SONOSITE INC
filed 2005-05-10
CIK 1055355

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2005

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X  No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	15,409,079 (Outstanding as of May 5, 2005)

SonoSite, Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2005

PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

SonoSite, Inc.

Condensed Consolidated Balance Sheets
(unaudited)

(In thousands, except share data)	March 31,	December 31,
Assets	2005	2004

Current assets:
Cash and cash equivalents	$15,356	$17,272
Short-term investment securities	15,539	14,319
Accounts receivable, less allowances of $923 and $942	34,851	33,586
Inventories	20,608	17,990
Deferred income taxes	4,665	3,596
Prepaid expenses and other current assets	2,070	2,476

Total current assets	93,089	89,239

Property and equipment, net	7,655	7,632
Investment securities	30,557	32,490
Deferred income taxes	20,135	21,189
Goodwill	972	972
Identifiable intangible assets, net	1,660	1,768
Other assets	1,171	1,802

Total assets	$155,239	$155,092

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$6,075	$6,360
Accrued expenses	7,918	10,747
Deferred revenue	4,747	4,522

Total current liabilities	18,740	21,629

Deferred rent	254	228

Total liabilities	18,994	21,857

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1.00 par value
Authorized shares--6,000,000
Issued and outstanding shares--none	--	--
Common stock, $.01 par value
Authorized shares--50,000,000
Issued and outstanding shares:
As of March 31, 2005--15,392,556
As of December 31, 2004--15,250,783	154	152
Additional paid-in-capital	199,394	196,318
Deferred stock compensation	(374)	--
Accumulated deficit	(63,719)	(64,444)
Accumulated other comprehensive income	790	1,209

Total shareholders' equity	136,245	133,235

Total liabilities and shareholders' equity	$155,239	$155,092

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 31,
	2005	2004

Revenue	$33,965	$23,514
Cost of revenue	10,120	8,285

Gross margin	23,845	15,229

Operating expenses:
Research and development	3,782	3,073
Sales and marketing	15,702	11,585
General and administrative	2,748	2,232

Total operating expenses	22,232	16,890

Other income (loss):
Interest income	327	218
Interest expense	--	(1)
Other	(551)	44

Total other income (loss)	(224)	261

Income (loss) before income taxes	1,389	(1,400)

Provision for income taxes	664	--

Net income (loss)	$725	$(1,400)

Basic net income (loss) per share	$0.05	$(0.10)

Diluted net income (loss) per share	$0.05	$(0.10)

Weighted average common shares used in computing:
Basic net income (loss) per share	15,318	14,631

Diluted net income (loss) per share	15,961	14,631

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,

(In thousands)	2005	2004

Operating activities:
Net income (loss)	$725	$(1,400)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	771	670
Equity in losses of affiliates	49	57
Net loss (gain) on investments	10	(52)
Amortization of premiums on investment securities	163	148
Stock-based compensation	(83)	19
Deferred income taxes	617	--

Changes in operating assets and liabilities:
Accounts receivable	(1,721)	3,025
Inventories	(2,757)	1,044
Prepaid expenses and other assets	962	(1,269)
Accounts payable	(273)	239
Accrued expenses	(2,755)	309
Deferred liabilities	265	(26)

Net cash provided by (used in) operating activities	(4,027)	2,764

Investing activities:
Purchases of investment securities	(6,413)	(16,868)
Proceeds from sales/maturities of investment securities	6,831	14,248
Purchases of property and equipment	(710)	(1,106)

Net cash used in investing activities	(292)	(3,726)

Financing activities:
Exercise of stock options	2,155	1,690
Repayment of long-term obligations	--	(37)

Net cash provided by financing activities	2,155	1,653

Effect of exchange rate changes on cash and cash equivalents	248	(171)

Net change in cash and cash equivalents	(1,916)	520
Cash and cash equivalents at beginning of period	17,272	13,683

Cash and cash equivalents at end of period	$15,356	$14,203

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$127	$--

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Interim Financial Information

Basis of Presentation

     The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information furnished reflects, in the opinion of SonoSite, Inc. management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of expected results for the entire year ending December 31, 2005 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004, included in our Annual Report on Form 10-K.

Stock-based compensation

     At March 31, 2005, we had five stock-based employee compensation plans. We account for those plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that the fair market value of the stock exceeds the exercise price of the stock option at the date of the grant. We recognize compensation expense for restricted stock unit grants over the applicable vesting period.

     The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended
	March 31,

	2005	2004

Net income (loss), as reported	$725	$(1,400)
Less: Stock-based employee compensation expense determined under fair value based
method and related tax effects	(658)	(1,133)

Pro forma net income (loss)	$67	$(2,533)

Basic net income (loss) per share:
As reported	$0.05	$(0.10)
Pro forma	$0.00	$(0.17)
Diluted net income (loss) per share:
As reported	$0.05	$(0.10)
Pro forma	$0.00	$(0.17)

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

Investment securities

     Investment securities consist of high-grade U.S. government or corporate debt and high-grade asset-backed securities. While our intent is to hold our securities until maturity, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis.

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

Accounts receivable

     In the ordinary course of business, we grant credit to a broad customer base. Of the accounts receivable balance at March 31, 2005, 40% and 60% were receivable from domestic and international parties, prior to any allowances.  The same percentages as of December 31, 2004 were 39% and 61% prior to any allowances.

    For the three months ended March 31, 2005, revenue was 47% domestic and 53% international, compared to 50% domestic and 50% international for the three months ended March 31, 2004.

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we determine that amounts owed from customers are uncollectible, such amounts are charged off against the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Fair value of financial instruments

     The carrying value of our financial instruments, including cash and cash equivalents, investment securities, accounts receivable, accounts payable and certain long-term other assets, approximates fair value. Cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. Other long-term assets approximate fair value as interest rates on these items approximate market. Investment securities are carried at fair value.

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

Inventories

     Inventories are stated at the lower of cost or market, on a first-in, first-out method. Included in our inventories balance are demonstration products used by our sales representatives and marketing department. Adjustments to reduce carrying costs are recorded for obsolete material, earlier generation products and refurbished products held either as saleable inventory or as demonstration product. If market conditions are less favorable than those projected by management, additional downward inventory cost adjustments may be required.

     Inventories consisted of the following, net of allowances (in thousands):

	As of
	March 31,	December 31,
	2005	2004

Raw material	$9,291	$5,965
Work-in-process	36	--
Demonstration inventory	3,632	4,112
Finished goods	7,649	7,913

Total	$20,608	$17,990

Property and equipment

     Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Maintenance and repair costs are expensed as incurred, and additions and improvements to property and equipment are capitalized.

     Depreciation and amortization are calculated using the straight-line method over estimated useful lives as follows:

Asset	Estimated Useful Lives

Equipment and computers	3-5 years
Software	3-5 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of estimated useful life or expected remaining lease term

     Direct internal and external costs for computer software developed for internal use are capitalized in accordance with Statement of Position (SOP) 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." Capitalized costs are amortized using the straight-line method over the estimated useful lives beginning when each module is complete and ready for use.

     The carrying value of long-lived assets is evaluated for impairment when events or changes in circumstances occur that may indicate the carrying amount of the asset may not be recoverable. We evaluate the carrying value of the assets by comparing the estimated future undiscounted cash flows generated from the use of the asset and its eventual disposition with the asset's reported net book value.

Warranty liability

     Our typical warranty period is one year and is included with the original purchase of our ultrasound imaging systems. The warranty liability is summarized as follows (in thousands):

	Balance at			Balance at
	beginning of	Charged to	Applied to	end of
	Period	cost of revenue	liability	period

Three months ended March 31, 2005	$ 561	$ 123	$ (123)	$ 561
Three months ended March 31, 2004	$ 381	$ 171	$ (121)	$ 431

Concentration of credit and supply risk

     Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and accounts receivable.

     We depend on some single-source suppliers to provide highly specialized parts and other components, and may experience an interruption of supply if a supplier is unable or unwilling to meet our time, quantity and quality requirements. There are relatively few alternative sources of supply for some of these items. A change in demand for some parts by other companies in our industry could also interrupt our supply of components. For example, in March 2003, one of our component suppliers, Philips Semiconductor, or Philips, informed us that, commencing in September 2003, it would discontinue production of certain integrated circuit chips used in some of our products.  In the second quarter of 2003, we entered into a purchase commitment totaling approximately $3.6 million for supplies of these chips from Philips for our anticipated manufacturing needs.  In the fourth quarter of 2004, we entered into another purchase commitment with Philips totaling approximately $1.9 million for additional supplies of these chips.  As of March 31, 2005, we have fulfilled our total purchase requirements under both commitments. Demand for our products, however, may exceed our forecasts. Conversely, if demand for our products falls short of our forecasts, we may experience excess inventory of these chips.  If our actual demand for these chips varies significantly from our forecasted demand, we may experience delays in manufacturing, lost sales, a write-down of inventory or a deterioration in gross margin.

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

     The following presents the components of comprehensive income (loss) (in thousands):

	Three Months
	Ended March 31,

	2005	2004

Net income (loss)	$725	$(1,400)
Other comprehensive income (loss):
Foreign currency translation adjustment	(298)	(165)
Unrealized holding gains (losses) arising during the period	(131)	67
Less reclassification adjustment for losses (gains) included in net income (loss)	10	(52)

Comprehensive income (loss)	$306	$(1,550)

Net income (loss) per share

     Basic net income (loss) per share was computed by dividing the net income (loss) by the weighted average common shares outstanding. Diluted net income (loss) per share reflects the potential dilution that could occur if dilutive stock options and restricted stock units were exercised. A reconciliation of the common and potential common shares used in the denominator for computing basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months
	Ended March 31,

	2005	2004

Weighted average common shares outstanding used in computing basic net income
(loss) per share	15,318	14,631
Effect of dilutive stock options	643	--

Weighted average common and potential common shares outstanding used in computing
diluted net income (loss) per share	15,961	14,631

Net income (loss) per share:
Basic	$0.05	$(0.10)
Diluted	$0.05	$(0.10)

     The diluted share base calculation for the three months ended March 31, 2005 excludes 128,000 stock options and restricted stock units outstanding because their effect on net income per share would be anti-dilutive. The diluted share base calculation for the three months ended March 31, 2004 excludes 2,794,000 stock options outstanding because their effect on net loss per share would be anti-dilutive.

Income taxes

     The provision for income taxes for the three month period ended March 31, 2005 was computed in accordance withAccounting Principles Board Opinion No. 28, "Interim Financial Reporting," and FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods," and was based on projections of total year pre-tax income and the projected total year tax provision computed in accordance with SFAS No. 109, "Accounting for Income Taxes." We are required to estimate income taxes in each of the jurisdictions in which we operate. Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards arising since our inception. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount, if any, expected to be realized.

Foreign currency translation

     The functional currencies of our international subsidiaries are the local currency of the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses of international operations are translated at average rates of exchange prevailing during the period. Net realized and unrealized losses on currency transactions were $492,000 for the three months March 31, 2005, compared with gains of $117,000 for the three months March 31, 2004, and are included in other income (loss).

Litigation

     On July 24, 2001, Neutrino Development Corporation filed a complaint against us in U.S. District Court, Southern District of Texas, Houston Division, alleging infringement of U.S. Patent 6,221,021, or the '021 patent, by SonoSite as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180PLUS, SonoHeart (R) and SonoHeart Plus devices. The complaint asserts claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorney's fees and costs, and pre- and post-judgment interest. On August 14, 2001, we filed an answer asserting affirmative defenses of non-infringement and patent invalidity, and included a counterclaim seeking a declaratory judgment of non-infringement and invalidity regarding Neutrino's patent. On October 4, 2001, the court denied a request by Neutrino for preliminary injunctive relief to prevent us from manufacturing and selling our products pending the ultimate disposition of the litigation. On February 20, 2002, in what is known as a "Markman" hearing, the parties presented their arguments regarding the proper construction of Neutrino's patent claims.

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

     Neutrino also filed suit in the Middle District of Florida on August 19, 2003 against a former SonoSite distributor alleging that the sale of our products by such distributor infringes the '021 patent. SonoSite assumed the defense of the distributor in accordance with our contractual obligations under the distribution agreement.  In December 2004, Neutrino agreed to dismissal of all claims in this suit in return for SonoSite's consent to Neutrino's filing of a Second Amended Complaint in the Texas proceeding to add the SonoSite TITAN (TM), SonoHeart ELITE (R) iLook (R) systems to the Texas suit. Neutrino had also previously filed a similar suit in the Middle District of Tennessee against another medical device distributor for selling a SonoSite product. The Tennessee case was dismissed based on a final judgment and permanent injunction filed a month after the case was filed. The Florida action and the Tennessee judgment have no effect on the Texas proceedings.

     We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in these matters. If we are not successful in our defense of these claims, we could be forced to pay damages related to past product sales, modify or discontinue selling our products or may enter into royalty or licensing agreements for future product sales, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represented the majority of our revenue for the three month periods ended March 31, 2005 and 2004.

     In late 2004, Products Group International ("PGI"), a former distributor of our products to the veterinarian market, sent us a demand to arbitrate several issues arising out of two distribution agreements covering the U.S. and certain international markets. PGI claims that we wrongfully terminated those agreements and that oral modifications of those agreements resulted in PGI having the exclusive right to sell our products in North America through December 31, 2006 and in certain foreign countries through December 31, 2007. PGI is seeking future lost profits as well as consequential damages. We have counterclaimed against PGI for full payment of outstanding invoices and lost profits due to PGI's actions.

     In February 2005, PGI and we attempted to mediate a settlement in this case, but were unsuccessful. The arbitration is currently scheduled for May 2005. We believe that PGI's claims are without merit, and that we have good and sufficient defenses to the claims asserted against us by PGI. We intend to defend the case vigorously. If, however, we are not successful in our defense of these claims, we could be ordered to pay damages to PGI. Such an outcome could adversely affect our financial condition, results of operation and cash flow.

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

	Three Months Ended March 31,
	2005	2004

United States	$15,845	$11,783
Europe, Africa and the Middle East	11,513	8,805
Japan	3,179	1,265
Canada, Australia, South and Latin America	3,283	766
Other Asia (a)	145	895

Total revenue	$33,965	$23,514

(a) Other Asia includes primarily China, Korea, and Taiwan.

Subsequent event

     As of March 31, 2005, we had a 30% ownership interest in SonoSite China Medical ("SCM"), a joint venture in China. In April 2005, we acquired the remaining 70% of SCM for approximately $400,000.

Recent accounting pronouncements

     In March 2004, the FASB's Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments' " (FSP EITF 03-01-1).  FSP EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-01. During the period of the delay, FSP EITF 03-1 states that companies should continue to apply relevant "other-than-temporary" guidance. The adoption of EITF 03-1, excluding paragraphs 10-20, did not have a significant impact on the Company's consolidated financial statements. The Company will assess the impact of paragraphs 10-20 of EITF 03-1 once the guidance has been finalized.

     In November 2004, the FASB issued SFAS No. 151 "Inventory Costs -- An Amendment of ARB No. 43, Chapter 4". SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS 151 will have a significant effect on our future consolidated financial statements.

     In November 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No. 29". The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance -- that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. We do not believe that the adoption of SFAS 153 will have a significant effect on our future consolidated financial statements.

     In November 2004, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 03-13, or EITF 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations". The guidance should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods that began after December 15, 2004. The adoption of EITF 03-13 did not have a significant effect on our consolidated financial statements.

     In December 2004, the FASB issued Staff Position No. SFAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004". The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. SFAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. The adoption of SFAS 109-2 did not have a significant effect on our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123R, "Share-based Payment". SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Under SFAS 123R, the Company will be required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the grant date of a stock-based award. The deferred compensation amount calculated under the fair value method will then be recognized over the respective vesting period of the stock-based award. We will adopt the provisions of SFAS 123R during the first quarter of 2006 and are still in the process of estimating the impact upon adoption, but it is expected to have a material impact on our results of operations. Also, SFAS 123R will require us to reflect the tax savings resulting from tax deductions in excess of expense reflected in our financial statements as a financing cash flow, which may have a material impact on our future reported cash flows from operating activities.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth;
•	statements about the level of our costs and operating expenses relative to our revenue, and about the expected composition of our revenue;
•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents and investments to meet these requirements;
•	other statements about our plans, objectives, expectations and intentions; and
•	other statements that are not historical facts.

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

Overview

     We are the world leader in hand-carried ultrasound ("HCU"). We specialize in the development of hand-carried ultrasound systems for use across medical specialties and in a range of settings. Our proprietary technologies have enabled us to design hand-carried diagnostic ultrasound systems that combine all-digital, high-resolution imaging with advanced features and capabilities typically found on cart-based ultrasound systems. We believe that the performance, mobility, durability, ease of use and cost-effectiveness of our products are expanding existing diagnostic ultrasound markets and are opening new markets by bringing ultrasound out of the imaging center to other clinical settings and to the point-of-care such as the patient's bedside or the physician's examining table.

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

     Our products are used for imaging in medical specialties, such as radiology, cardiology, obstetrics and gynecology, emergency medicine, surgery, critical care, internal medicine and vascular medicine. In addition, the U.S. Military has successfully deployed our systems in both traditional hospital settings and into field hospitals and forward surgical teams. We began shipping our first products in September 1999 and today have an installed based of more than 20,000 systems worldwide.

     Our first generation of products includes the 180 and iLook series. The SonoSite 180PLUS system is designed for general ultrasound imaging and the SonoHeart ELITE is specifically configured for cardiovascular applications. The iLook 25 imaging tool is designed to provide visual guidance for physicians and nurses while performing vascular access procedures and the iLook 15 imaging tool is designed to provide imaging of the chest and abdomen. Our second generation product, the TITAN system, began shipping in June 2003. This high performance system has both general imaging and cardiology capabilities. On April 18, 2005, we introduced our newest product, the SonoSite MicroMaxx (TM) system. The MicroMaxx system is our third generation product based on our proprietary ASIC (Application Specific Integrated Circuit) technology for high-resolution ultrasound imaging. We anticipate that the first shipments of the MicroMaxx system will occur in mid-June 2005.

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

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, investments, warranty obligations, service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     Our sales arrangements may contain multiple elements, which include hardware and software products. Revenue from the sale of software and software-related elements in these arrangements is recognized in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition," as amended. We have vendor specific objective evidence, or VSOE, of fair value for our products.  Accordingly, for transactions that have undelivered elements for which we have VSOE of the elements, revenue equal to the total fair value of the undelivered elements is deferred and is not recognized until the element is delivered to the customer.

     Valuation of inventories. Inventories are stated at the lower of cost or market on a first-in, first-out method. Included in our inventories balance are demonstration products used by our sales representatives and marketing department. Adjustments to reduce carrying costs are recorded for obsolete material, earlier generation products and used or refurbished products held either as saleable inventory or as demonstration product.

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

     Goodwill. Goodwill represents the excess of cost over the estimated fair value of net assets acquired in connection with our acquisition of SonoMetric Health, Inc. ("SonoMetric"). We used the guidance provided by the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 98-3 to determine that the acquisition of SonoMetric constituted the purchase of a business because it had the necessary inputs, processes and outputs. We test goodwill for impairment on an annual basis, or more frequently if circumstances dictate, for each reporting unit identified for purposes of accounting for goodwill. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). A component is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Discrete financial information is available only for SonoSite as a whole; there is no discrete financial information available for SonoMetric because it was incorporated into SonoSite immediately after acquisition. Therefore, SonoSite is the reporting unit to which goodwill resulting from the SonoMetric acquisition is assigned.

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

      With respect to these intangible assets, we evaluate the remaining useful lives annually. Indefinite-lived intangible assets are tested for impairment annually, or more frequently if circumstances dictate. If we conclude that any indefinite-lived intangible asset is impaired, we would record this as a loss on our statement of operations and as a reduction to the intangible asset based on the estimated fair value of the asset.

     Warranty expense. We accrue estimated warranty expenses at the time of sale for costs expected to be incurred under our product warranties. This provision for warranty expenses is made based upon our historical experience and management's judgment. We have limited history with some of our products. In addition, we will be including a five-year warranty with the MicroMaxx system when we begin shipping it, which is expected to occur by mid-June 2005. Given the length of the warranty period, the warranty liability for the MicroMaxx system will be more difficult to estimate than it has been for our other products that have a one-year warranty. We expect our warranty liability and expense to increase significantly due to the five-year warranty offered with the MicroMaxx. Should actual failure rates and repair or replacement costs for any of our products differ from estimates, revisions to the estimated warranty liability may be required and our results may be materially adversely affected.

     Income taxes. As part of the process of preparing our condensed consolidated financial statements, we are required to determine our income taxes. This process involves estimating our annual effective tax rate and the nature and measurements of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences, and our net operating loss and credit carryforwards, result in deferred tax assets and liabilities. In each period, we assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income in each jurisdiction. To the extent we believe that we do not meet the test that recovery is "more likely than not", we establish a valuation allowance. To the extent that we establish a valuation allowance or change this allowance in a period, we adjust our tax provision or tax benefit in the statement of operations. We use our judgment to determine our provision or benefit for income taxes, and any valuation allowance recorded against our deferred tax assets.

     We have accumulated U.S. federal income tax net operating loss  ("NOL") carryforwards, foreign net operating loss carryforwards and research and experimentation tax credit carryforwards. Deferred tax assets were recognized on our balance sheet in the fourth quarter of 2004. Prior to this time, we provided a full valuation allowance against our deferred tax assets. The deferred tax assets primarily represent the income tax benefit of U.S. net operating losses we have incurred. As required by SFAS No. 109, "Accounting for Income Taxes," we did not recognize any tax assets on our balance sheet until it was "more likely than not" that the tax assets related to our U.S. operations would be realized. We have retained a valuation allowance against our deferred tax asset resulting from our international operations. Based upon a review of historical operating performance and our expectation that we will generate sustainable U.S. profitability for the foreseeable future, we believe it is more likely than not that the U.S. deferred tax assets will be fully realized. We will reevaluate our ability to utilize our NOL and tax credit carryforwards in future periods and, in compliance with SFAS No. 109, record any resulting adjustments that may be required to deferred income tax expense. In addition, we will reduce the deferred income tax asset for the benefits of NOL and tax credit carryforwards actually used in future quarters. The future impact on net income may therefore be positive or negative, depending on the net result of such adjustments and charges.

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

     In addition to the option grants, we have granted restricted stock units to certain employees, which were valued at market price at the date of grant. We are recognizing the fair market value of the restricted stock units granted as compensation expense over the vesting period of the units.

     In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, "Share-based Payment". Under SFAS 123R, the Company will be required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the grant date of a stock-based award. The deferred compensation amount calculated under the fair value method will then be recognized over the respective vesting period of the stock-based award. The Company will adopt the provisions of SFAS 123R during the first quarter of 2006. The adoption of SFAS 123R is expected to have a material impact on the Company's results of operations. Also, SFAS 123R will require us to reflect the tax savings resulting from tax deductions in excess of the expense reflected in our financial statements as a financing cash flow, which may have a material impact on our future reported cash flows from operating activities.

Results of Operations for the Three Months Ended March 31, 2005 and March 31, 2004

Revenue

Overview

     Revenue increased to $34.0 million for the three months ended March 31, 2005 from $23.5 million for the three months ended March 31, 2004.  The increase was due to increased sales volume both domestically and internationally.

United States

     U.S. revenue increased to $15.8 million for the three months ended March 31, 2005, compared to $11.8 million for the three months ended March 31, 2004.  The increase was primarily due to increased U.S. government and distributor sales.

Rest of the world

     Revenue from Europe, Africa and the Middle East increased to $11.5 million for the three months ended March 31, 2005, from $8.8 million in 2004 primarily due to an increase in revenue from direct sales in France, Germany and Spain, and an increase in sales to our distributor in Italy.

     Revenue from Canada, Australia, South America, Latin America and Asia (excluding Japan) increased to $3.4 million for the three months ended March 31, 2005, from $1.7 million for the three months ended March 31, 2004 primarily due to a large government sale in Latin America, and increased sales in Canada and Australia.

     Revenue from Japan increased to $3.2 million for the three months ended March 31, 2005, from $1.3 million for the three months ended March 31, 2004.  The increase was primarily due to sales under our exclusive TITAN distribution arrangement with our distributor, Aloka Co. Ltd., sales under our exclusive iLook system distribution arrangement with our distributor, Nippon Sherwood Medical Industries Ltd., and direct sales by our Japanese subsidiary.

     We anticipate that revenue will increase in 2005 compared to prior years due to continued expansion of our direct selling efforts in the U.S. and Europe, the expansion of our new direct sales operations in Japan, Canada and Australia, the expansion of our sales operations in China, introduction of new products and features, and the overall expansion of market awareness and acceptance of our products. Our newly created wholly-owned subsidiary in Japan has licenses in its name to sell the 180 series, TITAN systems and iLook systems in Japan. However, regulatory approval of our new product introductions in Japan could be delayed, which could impact our anticipated revenue. Additionally, the expansion of our sales operations in China may not be as successful as anticipated and we may encounter regulatory and other issues in selling our products there. Our revenue may also be impacted by fluctuations in foreign exchange rates in the countries in which we sell our products in currencies other than the U.S. dollar. Increased competition may also impact the extent of the increase in our anticipated growth in revenue. We currently face competition from larger companies that manufacture cart-based and portable ultrasound systems and have greater financial and other resources. Some of these competitors are introducing hand-carried ultrasound products. We anticipate shipping the MicroMaxx system, which incorporates our third generation ultrasound technology, for selected clinical markets by mid-June 2005. Users of stationary ultrasound carts may not accept the MicroMaxx system, which could discourage widespread new users and uses for them. Our existing customers may not accept the MicroMaxx system due to pricing and functionality differences. If demand for the MicroMaxx system does not meet our projections, we may experience excess inventory levels and may be unable to generate sufficient revenue to grow our business.

Gross margin

     Gross margin increased to 70% for the three months ended March 31, 2005 compared to 65% for the three months ended March 31, 2004. The increase in gross margin was primarily due to an improved product mix, improved manufacturing efficiencies due to the increased sales volume and the reduction in the royalty owed to our former parent, ATL, which became effective in September 2004.

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

Operating expenses

     Research and development expenses were $3.8 million for the three months ended March 31, 2005, compared to $3.1 million for the three months ended March 31, 2004. Research and development expenses increased primarily due to expenses associated with the development the MicroMaxx system, which is expected to begin shipping in mid-June 2005.

     We anticipate that research and development expenses will increase in 2005 due to increased development related to the MicroMaxx system. However, should our competitors develop products with features that equal or exceed the features that exist in our products, we may incur higher than anticipated research and development costs in order to accelerate existing programs and compete more effectively.

     Sales and marketing expenses were $15.7 million for the three months ended March 31, 2005, compared to $11.6 million for the three months ended March 31, 2004.  The increase was primarily due to expansion of our international operations, marketing costs incurred to launch the MicroMaxx system and increased compensation for commissions related to the increase in revenue.

     We anticipate that sales and marketing expenses in 2005 will increase primarily due to marketing expenses associated with the introduction of the MicroMaxx system, increased compensation for commissions related to the anticipated increase in revenue, expansion of direct sales operations in Japan, Canada and Australia and continued growth in our European subsidiaries. Additionally, we may incur significant expenses in the expansion of our sales operations in China.

     General and administrative expenses were $2.7 million for the three months ended March 31, 2005, compared to $2.2 million for the three months ended March 31, 2004. The increase in general and administrative expenses was related primarily to defending our patent rights in the existing Neutrino patent infringement litigation and supporting our business growth.

     We anticipate that general and administrative expenses will increase in 2005 in order to support our increased business activity. Also, we expect to incur substantial additional legal expenses in connection with pending litigation and arbitration matters. In addition, we may incur unanticipated legal expenses if we become involved in any new litigation.

Other income (loss)

      For other income and loss, we reported a loss of $0.2 million for the three months ended March 31, 2005 compared to incomeof $0.3 million for the three months ended March 31, 2004. The decrease in 2005 compared to 2004 was primarily due to net foreign currency losses of approximately $0.5 million in 2005 compared to gains of $0.1 million in 2004.

Income tax provision

     For the three months ended March 31, 2005, we recorded income tax expense of $0.7 million compared to none for the three months ended March 31, 2004. Due to the recognition of U.S. deferred tax assets in the fourth quarter of 2004, we now record income tax expense related to the profitability of our U.S. operations. Our consolidated income tax rate during the three months ended March 31, 2005 was 47.8%, which is higher than the U.S. statutory rate because we are not able to record an income tax benefit resulting from losses in our international operations.

Liquidity and Capital Resources

     Our cash and cash equivalents balance was $15.4 million as of March 31, 2005, compared to $17.3 million as of December 31, 2004. Cash and cash equivalents were primarily invested in money market accounts. Our short-term and long-term investment securities totaled $46.1 million as of March 31, 2005, compared to $46.8 million as of December 31, 2004. Investment securities consist of high-grade U.S. government or corporate debt and high-grade asset-backed securities. While our intent is to hold our securities until maturity, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies.

     Operating activities used cash of $4.0 million for the three months ended March 31, 2005, compared to cash provided of $2.8 million for the three months ended March 31, 2004. The increase in cash used in 2005 was primarily due to an increase in receivables resulting from our increased sales, increased inventory in 2005 due to a higher sales volume and the bulk purchase of certain discontinued integrated circuit chips, and a decrease in accrued expenses due to the payment of certain compensation amounts that were accrued at December 31, 2004.  These were partially offset by net income for the three months ended March 31, 2005 compared to a net loss for the three months ended March 31, 2004, and a decrease in prepaid expenses and other assets due to, among other things, a decrease in the cash deposit for a value-added tax guarantee by our U.K subsidiary.

     We anticipate that cash provided by operations will increase in 2005 compared to 2004 primarily due to anticipated continued profitable operations. This increase will depend on our ability to successfully sell our products, collect our receivables, control our inventories and manage our expenses.

     Investing activities used cash of $0.3 million for the three months ended March 31, 2005, compared to cash used of $3.7 million for the three months ended March 31, 2004. The decrease in cash used in 2005 compared with 2004 was primarily due a decrease in net purchases of investment securities and a decrease in net purchases of property and equipment.

     We anticipate using cash to invest in high quality investment instruments in 2005, the extent of which will depend on the interest rate environment during the period and the timing of cash flows from our operations during the period.

     Financing activities provided cash of $2.2 million for the three months ended March 31, 2005, compared to $1.7 million for the three months ended March 31, 2004. The source of cash provided by financing activities in 2005 was the exercise of employee stock options totaling $2.2 million, compared to $1.7 million in 2004.

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

If our products, including our new MicroMaxx ultrasound system, do not gain market acceptance, we will fail to generate sufficient revenue to maintain our business.

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

     On April 18, 2005, we introduced our newest product, the SonoSite MicroMaxx ultrasound system.  The MicroMaxx system is based on the third generation of our proprietary ASIC, or application specific integrated circuit, technology.  We anticipate shipping the MicroMaxx system for selected clinical markets by mid-June 2005.

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

If we experience difficulties in manufacturing or selling our new MicroMaxx ultrasound system, we may fail to meet our 2005 revenue projections or we may incur greater than expected warranty expenses.

     We anticipate shipping the MicroMaxx system for selected clinical markets by mid-June 2005. We will manufacture the system at our Bothell, Washington facility incorporating components manufactured by various suppliers. If we encounter supplier, regulatory, engineering or technical difficulties in manufacturing the MicroMaxx system, we may incur delays in delivery of these products to customers that could adversely affect our revenues for 2005 and beyond.

     Users of stationary ultrasound carts may not accept the MicroMaxx system, which could discourage widespread new users and uses for them. Our existing customers may not accept the MicroMaxx system due to pricing and functionality differences. If demand for the MicroMaxx system does not meet our projections, we may experience excess inventory levels and may be unable to generate sufficient revenue to grow our business.

     We will be including a five-year warranty with the MicroMaxx system when we begin shipping it. Given the length of the warranty period, the warranty liability for the MicroMaxx system will be more difficult to estimate than it has been for our other products that have a one-year warranty. We expect our warranty liability and expense to increase significantly due to the five-year warranty offered with the MicroMaxx. Should actual failure rates and repair or replacement costs differ from estimates, additional warranty expense may be incurred and our results may be materially adversely affected.

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

     Third party payers may also attempt to reduce healthcare costs by making across-the-board reductions in the payment amount for imaging examinations or eliminating payment altogether for particular types of imaging examinations. As an example, a Medicare payment policy that became effective in January 2004 eliminated payment to the hospital for the use of ultrasound to guide the placement of a central venous catheter in Medicare patients.  These types of payment reductions could reduce discretionary purchases in settings such as doctor's offices and clinics. They could also lengthen the time during which existing, essential equipment in hospital settings is used before it is retired.

     Additionally, to the extent that the use of current or future products that SonoSite may develop is not described by existing Current Procedural Terminology, or CPT, codes or is not covered under existing coverage policies, there is a risk that reimbursement for studies performed with such products could not be attained at all or within a reasonable timeframe.  For example, carotid intima media thickness measurement, which is a performed by our SonoCalc IMT software, is not a part of any insurance company's standard benefits package.

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

     Neutrino also filed suit in the Middle District of Florida on August 19, 2003 against a former SonoSite distributor alleging that the sale of our products by such distributor infringes the '021 patent. SonoSite assumed the defense of the distributor in accordance with our contractual obligations under the distribution agreement.  In December 2004, Neutrino agreed to dismissal of all claims in this suit in return for SonoSite's consent to Neutrino's filing of a Second Amended Complaint in the Texas proceeding to add the SonoSite TITAN, SonoHeart ELITE and iLook systems to the Texas suit. Neutrino had also previously filed a similar suit in the Middle District of Tennessee against another medical device distributor for selling a SonoSite product. The Tennessee case was dismissed based on a final judgment and permanent injunction filed a month after the case was filed. The Florida action and the Tennessee judgment have no effect on the Texas proceedings.

     We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in these matters. If we are not successful in our defense of these claims, we could be forced to pay damages related to past product sales, modify or discontinue selling our products or may enter into royalty or licensing agreements for future product sales, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represented the majority of our revenue for the three month periods ended March 31, 2005 and 2004.

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

     Because substantially all of our revenue comes from the sale of hand-carried ultrasound systems and related products, our financial performance will depend upon market acceptance of, and our ability to deliver and support, new products. We have a continuing research and development program designed to develop new products and improve existing products. The life cycles of our products are difficult to estimate and can be significantly affected by technological changes that are difficult to predict. Factors which could cause delays in our product development schedules or even cancellation of our projects to produce and market these products include:

•	research and development delays;
•	competitors producing competing products;
•	other products using new technologies emerge; or
•	industry or regulatory standards exceeding our products' specifications.

     If we fail to enhance our existing products or develop and market new products, our products will become obsolete and we will be unable to compete.

Our operations are subject to currency fluctuation and other risks associated with doing business outside the United States.

     The percentage of our revenue originating outside the U.S. equaled 53% for the three months ended March 31, 2005 and 47% for the year 2004.  Total sales for the three months ended March 31, 2005 denominated in a currency other than USDs were approximately $10.7 million, or 31% of total consolidated revenues. Our revenue from international sales may be adversely affected by any of the following risks:

•	currency rate fluctuations;
•	adverse political or economic conditions;
•	reduced protection for intellectual property rights;
•	longer receivables collection periods and greater difficulty in receivables collection;
•	localizing products for foreign markets; and
•	compliance with export laws, including license requirements, trade restrictions and tariff increases.

     As of March 31, 2005, 60% of our outstanding accounts receivable balance was from international customers, of which 58%, or approximately $12.4 million, was denominated in a currency other than USDs.  We regularly review our receivable positions in foreign countries for any indication that collection may be at risk.

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

We, or our independent registered public accounting firm, may determine that we have material weaknesses in our internal controls over financial reporting. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

     Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. We dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2004 and will continue to do so for future fiscal periods.  We may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation, or any attestation at all, by our independent auditors. Additionally, management's assessment of our internal controls over financial reporting may identify deficiencies that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors.

     As a part of the annual audit of our internal controls over financial reporting and our consolidated financial statements for the year ended December 31, 2004, a material weakness was identified regarding the preparation and review of our tax provision. As of December 31, 2004, we did not have the appropriate level of expertise to properly calculate and review our accounting for income taxes. As a result of this deficiency in our internal control over financial reporting, we did not detect errors in the measurement of income tax amounts as of and for the year ended December 31, 2004. Specifically, the deferred state income tax benefit was misstated due to an error in the calculation of the amount of the state tax net operating loss carryforwards and was subsequently corrected to reflect the proper measurement of income taxes in accordance with U.S. generally accepted accounting principles. The adjustments and material weakness were limited to income tax calculations and did not impact our revenue, cash flow, or pre-tax income. The tax adjustments represent a control deficiency that constitutes a material weakness under the rules specified by PCAOB Auditing Standard No. 2. Because of this material weakness, our management concluded that, as of December 31, 2004, we did not maintain effective internal control over financial reporting based on those criteria. As a result, KPMG has issued an adverse opinion with respect to our internal controls over financial reporting and their report is included in our 2004 Annual Report on Form 10-K.

     Should we, or our independent registered public accounting firm, determine in future fiscal periods that we have additional material weaknesses in our internal controls over financial reporting, our results of operations or financial condition may be materially adversely affected and the price of our common stock may decline.

We have a history of losses, we expect future quarterly losses and we may never achieve sustained profitability.

     With the exception of the year ended December 31, 2004, we have incurred net losses in each fiscal year since we commenced operations. As of March 31, 2005, we had an accumulated deficit of approximately $63.7 million. We have achieved profitability in our last three fiscal quarters, however we may be unable to sustain or increase future profitability on a quarterly or annual basis. Additionally, we may incur losses if we cannot increase or sustain our revenue. We expect that our operating expenses will increase in the foreseeable future as we expand our sales and marketing infrastructure, our administrative support, our product development activities and our product offerings, including new products incorporating our third generation technology. Our expansion efforts, to be successful, may require more funding than we currently anticipate. Accordingly, we will need to generate significant additional revenue in the future before we will be able to sustain or increase profitability. If we cannot generate such revenue, we may not be profitable. If we fail to achieve sustained profitability, the market price for our common stock will likely fall.

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

     We depend on suppliers, including some single-source suppliers, to provide highly specialized parts, such as custom-designed integrated circuits, cable assemblies and transducer components. We also depend on single-source suppliers to provide other components, such as image displays, batteries, capacitors and cables. We do not maintain significant inventories of certain components, and may experience an interruption of supply if a supplier is unable or unwilling to meet our time, quantity and quality requirements. There are relatively few alternative sources of supply for some of these components. An increase in demand for some parts by other companies could also interrupt our supply of components. We have in the past experienced supply problems in timeliness and quality, but to date these problems have not resulted in lost sales or lower demand. Nevertheless, if we experience an interruption of supply or are required to switch suppliers, the manufacture and delivery of our products could be interrupted, our manufacturing costs could substantially increase and we could lose substantial amounts of product sales.

     In March 2003, one of our component suppliers, Philips Semiconductor, or Philips, informed us that, commencing in September 2003, it would discontinue production of certain integrated circuit chips used in some of our products. In the second quarter of 2003, we entered into a purchase commitment totaling approximately $3.6 million for supplies of these chips from Philips for our anticipated manufacturing needs. In the fourth quarter of 2004, we entered into an additional purchase commitment with Philips totaling approximately $1.9 million for supplies of these same chips. As of March 31, 2005, we have fulfilled our total purchase requirements under both commitments. Demand for our products, however, may exceed our forecasts. Conversely, if demand for our products falls short of our forecasts, we may experience excess inventory of these chips. If our actual demand for these chips varies significantly from our forecasted demand, we may experience delays in manufacturing, lost sales, a write-down of inventory or a deterioration in gross margin.

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

     In the fourth quarter of 2004, deferred tax assets relating to our U.S. operations were recognized on our balance sheet resulting in a one-time income tax benefit. Prior to this time, we provided a full valuation allowance against our deferred tax assets. The deferred tax assets primarily represent the income tax benefit of U.S. net operating losses we have incurred since inception. As required by SFAS No. 109, "Accounting for Income Taxes," we did not recognize any tax assets on our balance sheet until it was "more likely than not" that the tax assets related to our U.S. operations would be realized on future tax returns. Based upon a recent review of historical operating performance and our expectation that we will generate sustainable U.S. profitability for the foreseeable future, we now believe it is more likely than not that the U.S. deferred tax assets will be fully utilized. We have not reduced our valuation allowance against our deferred tax asset resulting from our international operations because they have sustained consistent losses and have not demonstrated sustainable profitability. Until it is "more likely than not" that the tax assets related to our international operations can be realized on future tax returns, the tax benefit of any future losses generated by our international operations will not be available to offset any income tax expense recorded for our U.S. operations. Therefore, our consolidated effective income tax rate may fluctuate if our U.S. operations continue to generate profits and our international operations continue to generate losses.

     We will reevaluate our ability to utilize our net operating loss ("NOL") and tax credit carryforwards in future periods and, in compliance with SFAS No. 109, record any resulting adjustments that may be required to deferred income tax expense. The Tax Reform Act of 1986 contains provisions under section 382 of the Internal Revenue Code that limit the federal net operating loss carryforwards that may be used in any given year in the event of specified occurrences, including significant ownership changes. If these specified events occur, we may lose some or all of the tax benefits of these carryforwards. In addition, we will reduce the deferred income tax asset for the benefits of NOL and tax credit carryforwards actually used in future quarters. Therefore, if our U.S. operations continue to generate profits, we will record the related income tax expense for financial reporting purposes based on a blended federal and state rate applied to U.S. income. While this tax expense will reduce net income, no cash will be paid for income taxes, other than required alternative minimum tax and state tax payments, until the NOL and tax credits have been fully utilized. If in the future we determine, based on our assessment of both positive and negative evidence and objective and subjective evidence, which takes into consideration our forecasted taxable income, that it is more likely than not that we will not realize all or a portion of the deferred tax assets, we will record a valuation allowance against deferred tax assets which would result in a charge to income tax expense.

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

     In addition, disagreements with our distributors or nonperformance by distributors could lead to costly and time-consuming litigation or arbitration. In late 2004, Products Group International ("PGI"), a former distributor of our products to the veterinarian market, sent us a demand to arbitrate several issues arising out of two distribution agreements covering the U.S. and certain international markets. PGI claims that we wrongfully terminated those agreements and that oral modifications of those agreements resulted in PGI having the exclusive right to sell our products in North America through December 31, 2006 and in certain foreign countries through December 31, 2007. PGI is seeking future lost profits as well as consequential damages. We have counterclaimed against PGI for full payment of outstanding invoices and lost profits due to PGI's actions.

     In February 2005, PGI and we attempted to mediate a settlement in this case, but were unsuccessful.  The arbitration is currently scheduled for May 2005. We believe that PGI's claims are without merit, and that we have good and sufficient defenses to the claims asserted against us by PGI. We intend to defend the case vigorously. If, however, we are not successful in our defense of these claims, we could be ordered to pay damages to PGI. Such an outcome could adversely affect our financial condition, results of operation and cash flow. We have not accrued any amounts for potential losses related to these proceeding. Because of uncertainties related to the outcome and potential range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from any unfavorable outcome.

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

     After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require pre-market approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer's determination. If the FDA disagrees with a manufacturer's determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or pre-market approval is obtained. We have modified aspects of some of our devices since receiving regulatory clearance. Some of those modifications we believe are not significant, and therefore, new 510(k) clearances or pre-market approvals are not required. Other modifications we believe are significant and we have obtained new 510(k) clearances from the FDA for these modifications. In the future, we may make additional modifications to our products after they have received FDA clearance or approval, and in appropriate circumstances, determine that new clearance or approval is unnecessary.  However, the FDA may disagree with our determination and if the FDA requires us to seek 510(k) clearance or pre-market approval for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain the required clearance or approval. Under these circumstances, we may also be subject to significant regulatory fines or other penalties.

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
•

Labeling regulations, which prohibit "misbranded" devices from entering the market, as well as prohibit the promotion of products for unapproved or "off-label" uses and impose other restrictions on labeling; and

•

Medical Device Reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

     In addition, we are subject to regulations in each of the foreign countries in which we sell products. Currently, our products bear a CE Mark, which indicates that our products comply with the requirements of the applicable European Union Medical Device Directive. Medical devices properly bearing the CE marking may be commercially distributed throughout the European Union. We have received certification from the British Standards Institute for conformity with certain quality system standards allowing us to place the CE mark on our product lines. The ISO quality system has been developed by the International Organization for Standardization to ensure that companies are aware of the standards of quality to which their products will be held worldwide. While no additional pre-market approvals in individual European Union countries are required prior to marketing a device bearing the CE marking, practical complications with respect to marketing introduction may occur. For example, differences among countries have arisen with regard to labeling requirements. We may not be successful in maintaining certification requirements necessary for distribution of our products in the European Union and failure to maintain the CE marking will preclude us from selling our products there.

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

Effective January 1, 2006, we will be required to account for stock-based awards to employees as a compensation expense that will significantly reduce our net income and earnings per share.

     We currently account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The notes to our financial statements, under the heading "Stock-based compensation," reflects the impact during the three months ended March 31, 2005 and 2004 on our net income (loss) and net income (loss) per share had we determined compensation cost for our stock-based compensation consistent with the method prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation." Recent accounting pronouncement SFAS No. 123R will require us to record compensation expense for stock-based awards to employees in our operations beginning in the first quarter of 2006. This pronouncement will require us to expense outstanding awards under our existing plans as well as any awards made under our 2005 equity incentive plan, which was recently approved by our shareholders. In addition, our shareholders recently approved an employee stock purchase plan ("ESPP"). Based upon the structure of the ESPP, we will be required to record compensation expense for financial statement purposes in connection with the rights to purchase our stock to employees under the ESPP as well. The recording of expenses under this pronouncement will significantly reduce our net income and earnings per share. Our cash flow from operations may also be impacted by income tax benefits on stock options, which are required to be classified as cash provided by financing activities once we adopt SFAS 123R.

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

     Our business exposes us to the risk of product liability, malpractice or warranty claims inherent in the sale and support of medical device products, including those based on claims that the use or failure of one of our products resulted in a misdiagnosis or harm to a patient. Such claims may cause financial loss, damage our reputation by raising questions about our products' safety and efficacy, and could interfere with our efforts to market our products. Although to date we have not been involved in any medical malpractice or product liability litigation, we may incur significant liability if such litigation were to occur. We may also face adverse publicity resulting from product field actions or regulatory proceedings brought against us. Although we currently maintain liability insurance in amounts we believe are commercially reasonable, any product liability we incur may exceed our insurance coverage. Liability insurance is expensive and may cease to be available on acceptable terms, if at all. A product liability or other claim or product field action not covered by our insurance or exceeding our coverage could significantly impair our financial condition. In addition, a product field action or a liability claim against us could significantly harm our reputation and make it more difficult to obtain the funding and commercial relationships necessary to maintain our business.

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

     In May 2004, we acquired 100% of the outstanding common shares of SonoMetric Health, Inc. ("SonoMetric"). The results of SonoMetric's operations have been included in our consolidated financial statements since that date. We currently sell a stand-alone version of SonoMetric's software, SonoCalc, that measures the intima media thickness, or IMT, of the carotid artery and plan to incorporate SonoMetric's software into our products. Since the acquisition, revenue from sales of this software has not been significant. At March 31, 2005, we had approximately $2.5 million of goodwill and intangible assets on our balance sheet related to the SonoMetric acquisition. Any impairment of these assets in the future could result in charges to our operating results.

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

     Additionally, our shareholders recently approved a new employee stock incentive plan totaling 1,300,000 shares and a new employee stock purchase plan totaling 1,000,000 shares, which will further dilute the ownership of our existing shareholders.

The concentrated ownership of our common stock could delay or prevent a change of control, which could cause a decline in the market price of our common stock.

     As of March 31, 2005, our executive officers, directors and affiliated entities together beneficially owned approximately 6.6% of the outstanding shares of our common stock. Based on currently available information, seven other shareholders owned in the aggregate approximately 47.8% of the outstanding shares of our common stock. Among these shareholders, the State of Wisconsin Investment Board owned approximately 10.4% of the outstanding shares of our common stock and Kopp Investment Advisors, Inc. owned approximately 8.4%. As a result, these shareholders or any other concentrated owner may be able to exert significant influence over all matters requiring shareholder approval, including the election of directors, matters relating to the attraction and retention of employees, such as stock option plans, and approval of significant corporate transactions that could include certain matters relating to future financing arrangements and unsolicited tender offers. This concentration of ownership may delay, deter or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock, which could result in a decline in our stock price.

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

     As of March 31, 2005, our portfolio consisted of $15.5 million of interest-bearing debt securities with maturities of less than one year and $30.6 million of interest-bearing debt securities with maturities of more than one year. Our intent is to hold these securities until maturity, but we have classified them as available-for-sale in the event of unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for the remainder of 2005 from a hypothetical 10% increase in market interest rates would not have a material impact on the investment portfolio.

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

     As of March 31, 2005, 60% of our outstanding accounts receivable balance was from international customers, of which 58%, or approximately $12.4 million, was denominated in a currency other than USDs.  The British pound, the euro and the Japanese yen represented the majority of financial transactions executed in a currency not denominated in USDs. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk.  In addition, we utilize letters of credit where they are warranted in order to mitigate our collection risk.

     We periodically enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. As of March 31, 2005, we did not have any foreign currency hedging contracts.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

     The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including our principal executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005, and they have concluded that our disclosure controls and procedures were adequate to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal control over financial reporting

     We continue to review, revise and improve the effectiveness of our internal controls. During the quarter ended March 31, 2005, we completed an upgrade of our enterprise resource planning system from an older software version to a more current version. We have made no other significant changes in the Company's internal controls over financial reporting in connection with our quarter ended March 31, 2005 evaluation that would materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     Neutrino also filed suit in the Middle District of Florida on August 19, 2003 against a former SonoSite distributor alleging that the sale of our products by such distributor infringes the '021 patent. SonoSite assumed the defense of the distributor in accordance with our contractual obligations under the distribution agreement.  In December 2004, Neutrino agreed to dismissal of all claims in this suit in return for SonoSite's consent to Neutrino's filing of a Second Amended Complaint in the Texas proceeding to add the SonoSite TITAN, SonoHeart ELITE and iLook systems to the Texas suit. Neutrino had also previously filed a similar suit in the Middle District of Tennessee against another medical device distributor for selling a SonoSite product. The Tennessee case was dismissed based on a final judgment and permanent injunction filed a month after the case was filed. The Florida action and the Tennessee judgment have no effect on the Texas proceedings.

     We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in these matters. If we are not successful in our defense of these claims, we could be forced to pay damages related to past product sales, modify or discontinue selling our products or may enter into royalty or licensing agreements for future product sales, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represented the majority of our revenue for the three month periods ended March 31, 2005 and 2004.

     In late 2004, Products Group International ("PGI"), a former distributor of our products to the veterinarian market, sent us a demand to arbitrate several issues arising out of two distribution agreements covering the U.S. and certain international markets. PGI claims that we wrongfully terminated those agreements and that oral modifications of those agreements resulted in PGI having the exclusive right to sell our products in North America through December 31, 2006 and in certain foreign countries through December 31, 2007. PGI is seeking future lost profits as well as consequential damages. We have counterclaimed against PGI for full payment of outstanding invoices and lost profits due to PGI's actions.

     In February 2005, PGI and we attempted to mediate a settlement in this case, but were unsuccessful. The arbitration is currently scheduled for May 2005. We believe that PGI's claims are without merit, and that we have good and sufficient defenses to the claims asserted against us by PGI. We intend to defend the case vigorously. If, however, we are not successful in our defense of these claims, we could be ordered to pay damages to PGI. Such an outcome could adversely affect our financial condition, results of operation and cash flow.

     We have not accrued any amounts for potential losses related to the above matters. Because of uncertainties related to the potential outcome and any range of loss on these matters, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to these matters. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations, financial position and cash flow

Item 6.    Exhibits

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

SONOSITE, INC. (Registrant)

Dated:	May 10, 2005	By:	/s/ MICHAEL J. SCHUH

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