Form 10-Q
period 2005-06-30
SONOSITE INC
filed 2005-08-09
CIK 1055355

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2005

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X  No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	15,592,202
(Class)	(Outstanding as of August 5, 2005)

SonoSite, Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2005

PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

SonoSite, Inc.

Condensed Consolidated Balance Sheets
(unaudited)

(In thousands, except share data)	June 30,	December 31,
Assets	2005	2004

Current assets:
Cash and cash equivalents	$14,258	$17,272
Short-term investment securities	16,694	14,319
Accounts receivable, less allowances of $965 and $942	34,846	33,586
Inventories	23,607	17,990
Deferred income taxes	5,090	3,596
Prepaid expenses and other current assets	2,386	2,476

Total current assets	96,881	89,239

Property and equipment, net	7,799	7,632
Investment securities	25,964	32,490
Deferred income taxes	21,013	21,189
Goodwill	1,008	972
Identifiable intangible assets, net	2,037	1,768
Other assets	1,020	1,802

Total assets	$155,722	$155,092

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$6,277	$6,360
Accrued expenses	7,772	10,747
Deferred revenue	5,011	4,522

Total current liabilities	19,060	21,629

Deferred rent	287	228

Total liabilities	19,347	21,857

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1.00 par value
Authorized shares--6,000,000
Issued and outstanding shares--none	--	--
Common stock, $.01 par value
Authorized shares--50,000,000
Issued and outstanding shares:
As of June 30, 2005--15,487,983
As of December 31, 2004--15,250,783	155	152
Additional paid-in-capital	201,429	196,318
Deferred stock compensation	(341)	--
Accumulated deficit	(65,771)	(64,444)
Accumulated other comprehensive income	903	1,209

Total shareholders' equity	136,375	133,235

Total liabilities and shareholders' equity	$155,722	$155,092

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Operations
(unaudited)

(In thousands, except loss per share)	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenue	$33,515	$26,076	$67,480	$49,590
Cost of revenue	10,367	8,746	20,487	17,031

Gross margin	23,148	17,330	46,993	32,559

Operating expenses:
Research and development	3,432	3,047	7,214	6,120
Sales and marketing	19,111	12,163	34,813	23,748
General and administrative	3,733	2,147	6,481	4,379

Total operating expenses	26,276	17,357	48,508	34,247

Other income (expense):
Interest income	361	221	688	439
Interest expense	--	(1)	--	(2)
Other	(239)	(257)	(790)	(213)

Total other income (expense)	122	(37)	(102)	224

Loss before income taxes	(3,006)	(64)	(1,617)	(1,464)

Income tax benefit	(954)	--	(290)	--

Net loss	$(2,052)	$(64)	$(1,327)	$(1,464)

Basic and diluted net loss per share	$(0.13)	$(0.00)	$(0.09)	$(0.10)

Weighted average common shares used in
computing basic and diluted net loss per
share	15,431	14,757	15,375	14,694

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,

(In thousands)	2005	2004

Operating activities:
Net loss	$(1,327)	$(1,464)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	1,562	1,416
Equity in losses of affiliates	49	5
Net loss (gain) on investments	15	(42)
Amortization of premiums on investment securities	316	351
Stock-based compensation	(50)	51
Deferred income taxes	(283)	--

Changes in operating assets and liabilities:
Accounts receivable	(2,346)	2,322
Inventories	(5,950)	638
Prepaid expenses and other assets	721	(1,522)
Accounts payable	(42)	383
Accrued expenses	(2,770)	1,057
Deferred liabilities	597	(11)

Net cash provided by (used in) operating activities	(9,508)	3,184

Investing activities:
Purchases of investment securities	(9,091)	(20,470)
Proceeds from sales/maturities of investment securities	12,956	19,554
Purchases of property and equipment	(1,579)	(2,174)
Purchase of SonoMetric Health, Inc.	--	(2,036)
Purchase of SonoSite China Medical Ltd.	(402)	--

Net cash provided by (used in) investing activities	1,884	(5,126)

Financing activities:
Exercise of stock options	3,647	2,738
Repayment of long-term obligations	--	(88)

Net cash provided by financing activities	3,647	2,650

Effect of exchange rate changes on cash and cash equivalents	963	(252)

Net change in cash and cash equivalents	(3,014)	456
Cash and cash equivalents at beginning of period	17,272	13,683

Cash and cash equivalents at end of period	$14,258	$14,139

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$203	$--

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Interim Financial Information

Basis of Presentation

     The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information furnished reflects, in the opinion of SonoSite, Inc. management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of expected results for the entire year ending December 31, 2005 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004, included in our Annual Report on Form 10-K.

Stock-based compensation

     At June 30, 2005, we had five stock-based employee compensation plans. We account for those plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that the fair market value of the stock exceeds the exercise price of the stock option at the date of the grant. We recognize compensation expense for restricted stock unit grants over the applicable vesting period.

     The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net loss, as reported	$(2,052)	$(64)	$(1,327)	$(1,464)
Add: Stock-based employee compensation expense,
as reported, net of related tax effects	21	--	34	--
Less: Stock-based employee compensation expense
determined under fair value based method, net of
related tax effects	(732)	(1,358)	(1,403)	(2,491)

Pro forma net loss	$(2,763)	$(1,422)	$(2,696)	$(3,955)

Basic and diluted net loss per share:
As reported	$(0.13)	$(0.00)	$(0.09)	$(0.10)
Pro forma	$(0.18)	$(0.10)	$(0.18)	$(0.27)

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

Accounts receivable

     In the ordinary course of business, we grant credit to a broad customer base. Of the accounts receivable balance at June 30, 2005, 39% and 61% were receivable from domestic and international parties, prior to any allowances.  The same percentages as of December 31, 2004 were 39% and 61% prior to any allowances.

    For the three months ended June 30, 2005, revenue was 51% domestic and 49% international, compared to 53% domestic and 47% international for the three months ended June 30, 2004. For the six months ended June 30, 2005, revenue was 49% domestic and 51% international, compared to 52% domestic and 48% international for the six months ended June 30, 2004.

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

     Inventories consisted of the following, net of valuation adjustments (in thousands):

	As of
	June 30,	December 31,
	2005	2004

Raw material	$10,260	$5,965
Work-in-process	53	--
Demonstration inventory	4,433	4,112
Finished goods	8,861	7,913

Total	$23,607	$17,990

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

Warranty liability

     Our typical warranty period is one year except for the recently introduced MicroMaxx system, which has, with certain exceptions, a five-year warranty period. The warranty is included with the original purchase of our ultrasound imaging systems. The warranty liability is summarized as follows (in thousands):

	Balance at			Balance at
	beginning of	Charged to	Applied to	end of
	Period	cost of revenue	liability	period

Three months ended June 30, 2005	$ 561	$ 190	$ (178)	$ 573
Three months ended June 30, 2004	$ 431	$ 126	$ (126)	$ 431

Six months ended June 30, 2005	$ 561	$ 313	$ (301)	$ 573
Six months ended June 30, 2004	$ 381	$ 297	$ (247)	$ 431

Concentration of credit and supply risk

     Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and accounts receivable.

     We depend on some single-source suppliers to provide highly specialized parts and other components, and may experience an interruption of supply if a supplier is unable or unwilling to meet our time, quantity and quality requirements. There are relatively few alternative sources of supply for some of these items. A change in demand for some parts by other companies in our industry could also interrupt our supply of components. For example, in March 2003, one of our component suppliers, Philips Semiconductor, or Philips, informed us that, commencing in September 2003, it would discontinue production of certain integrated circuit chips used in some of our products.  In the second quarter of 2003, we entered into a purchase commitment totaling approximately $3.6 million for supplies of these chips from Philips for our anticipated manufacturing needs.  In the fourth quarter of 2004, we entered into another purchase commitment with Philips totaling approximately $1.9 million for additional supplies of these chips.  As of June 30, 2005, we have fulfilled our total purchase requirements under both commitments. Demand for our products, however, may exceed our forecasts. Conversely, if demand for our products falls short of our forecasts, we may experience excess inventory of these chips.  If our actual demand for these chips varies significantly from our forecasted demand, we may experience delays in manufacturing, lost sales, a write-down of inventory or a deterioration in gross margin.

     In addition, our circuit boards are produced by one of the world's largest electronic manufacturing services suppliers who produces the boards in their Thailand manufacturing facility.  If we experience delays in the receipt of this component, a deterioration in product yields or an increase in costs, we may experience delays in manufacturing, lost sales or a deterioration in gross margin.

Comprehensive loss

     Unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments are included in comprehensive loss.

     The following presents the components of comprehensive loss (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Net loss	$(2,052)	$(64)	$(1,327)	$(1,464)
Other comprehensive income (loss):
Foreign currency translation adjustment	(39)	(195)	(337)	(360)
Unrealized holding gains (losses) arising during the period, net of tax	152	(360)	21	(293)
Less reclassification adjustment for losses (gains) included in net loss,
net of tax	--	10	10	(42)

Comprehensive loss	$(1,939)	$(609)	$(1,633)	$(2,159)

Net loss per share

     Basic and diluted net loss per share for all periods were computed by dividing the net loss by the weighted average common shares outstanding. Outstanding options and restricted stock units to purchase our shares were not included in the computations of diluted net loss per share because to do so would be antidilutive. At June 30, 2005 and 2004, our outstanding options and restricted stock units totaled 2,235,000 and 2,764,000.

Income taxes

     The income tax benefit for the three and six month periods ended June 30, 2005 was computed in accordance withAccounting Principles Board Opinion No. 28, "Interim Financial Reporting," and FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods," and was based on projections of total year pre-tax income and the projected total year tax provision computed in accordance with SFAS No. 109, "Accounting for Income Taxes." We are required to estimate income taxes in each of the jurisdictions in which we operate. Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards arising since our inception. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount, if any, expected to be realized.

Foreign currency translation

     The functional currencies of our international subsidiaries are the local currency of the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses of international operations are translated at average rates of exchange prevailing during the period. Net realized and unrealized losses on currency transactions were $323,000 and $815,000 for the three and six months ended June 30, 2005, compared with losses of $302,000 and $186,000 for the three and six months ended June 30, 2004, and are included in other income (expense).

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

     On September 30, 2004, the Texas court issued its rulings on the summary judgment motions. First, the court denied our motion for summary judgment based on invalidity, finding that there are issues of fact in dispute that must be resolved by a jury at trial. Second, the court granted Neutrino's motion for summary judgment of infringement, finding that the SonoSite products infringe the '021 patent as the court has construed the claims in the Markman hearing. As a result, the court ordered us and Neutrino to enter into mediation, which was required to be completed by January 31, 2005. Mediation was unsuccessful and the court has set a jury trial date for the fall of 2005. A scheduling hearing is set for late September to set a specific trial date. The parties are currently engaged in pretrial motions, discovery, depositions and preparation of expert reports.

     Neutrino also filed suit in the Middle District of Florida on August 19, 2003 against a former SonoSite distributor alleging that the sale of our products by such distributor infringes the '021 patent. SonoSite assumed the defense of the distributor in accordance with our contractual obligations under the distribution agreement.  In December 2004, Neutrino agreed to dismissal of all claims in this suit in return for SonoSite's consent to Neutrino's filing of a Second Amended Complaint in the Texas proceeding to add the SonoSite TITAN (TM), SonoHeart ELITE (R) and iLook (R) systems to the Texas suit. Neutrino had also previously filed a similar suit in the Middle District of Tennessee against another medical device distributor for selling a SonoSite product. The Tennessee case was dismissed based on a final judgment and permanent injunction filed a month after the case was filed. The Florida action and the Tennessee judgment have no effect on the Texas proceedings.

     We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in these matters. If we are not successful in our defense of these claims, we could be forced to pay damages related to past product sales, modify or discontinue selling our products or may enter into royalty or licensing agreements for future product sales, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represented the majority of our revenue for the six month periods ended June 30, 2005 and 2004.

     In late 2004, Products Group International ("PGI"), a former distributor of our products to the veterinarian market, sent us a demand to arbitrate several issues arising out of two distribution agreements covering the U.S. and certain international markets. PGI claimed that we wrongfully terminated those agreements and that oral modifications of those agreements resulted in PGI having the exclusive right to sell our products in North America through December 31, 2006 and in certain foreign countries through December 31, 2007. PGI sought future lost profits as well as consequential damages. We counterclaimed against PGI for full payment of outstanding invoices and lost profits due to PGI's actions.

     In February 2005, PGI and we attempted to mediate a settlement in this case, but were unsuccessful. The dispute was arbitrated by a 3-person panel in May 2005 and the arbitration panel unanimously found in SonoSite's favor and ordered PGI to pay its outstanding invoices in the amount of approximately $113,000, which has been received by us.  Each party paid its own legal costs and expenses.

     We have not accrued any amounts for potential losses related to the Neutrino matter. Because of uncertainties related to the potential outcome and any range of loss on this matter, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to this matter. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations, financial position and cash flow.

Acquisition

     As of March 31, 2005, we had a 30% ownership interest in SonoSite China Medical Ltd. ("SCM"), a joint venture in China to market our products there. In April 2005, we acquired the remaining 70% of SCM for approximately $402,000. The results of SCM's operations have been included in our consolidated financial statements since that date. The estimated fair value of the assets acquired and liabilities assumed at the date of acquisition was approximately $43,000 for net tangible assets and $359,000 for indefinite-lived intangible assets. The indefinite-lived intangible assets are comprised primarily of reacquired distribution rights. We have determined that they have indefinite lives because there are no legal, regulatory or contractual provisions that may limit their useful lives.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

United States	$17,047	$13,886	$32,892	$25,670
Europe, Africa and the Middle East	9,787	7,940	21,300	16,744
Japan	3,087	1,958	6,266	3,223
Canada, Australia, South and Latin America	2,747	1,274	6,030	2,040
Other Asia (a)	847	1,018	992	1,913

Total revenue	$33,515	$26,076	$67,480	$49,590

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

     In December 2004, the FASB issued SFAS No. 123R, "Share-based Payment". SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Under SFAS 123R, the Company will be required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the grant date of a stock-based award. The compensation calculated under the fair value method will then be recognized over the respective vesting period of the stock-based award. We will adopt the provisions of SFAS 123R during the first quarter of 2006 and are still in the process of estimating the impact upon adoption, but it is expected to have a material impact on our results of operations. Also, SFAS 123R will require us to reflect the tax savings resulting from tax deductions in excess of expense reflected in our financial statements as a financing cash flow, which may have a material impact on our future reported cash flows from operating activities.

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

     Our first generation of products includes the 180 and iLook series. The SonoSite 180PLUS system is designed for general ultrasound imaging and the SonoHeart ELITE is specifically configured for cardiovascular applications. The iLook 25 imaging tool is designed to provide visual guidance for physicians and nurses while performing vascular access procedures and the iLook 15 imaging tool is designed to provide imaging of the chest and abdomen. Our second generation product, the TITAN system, began shipping in June 2003. This high performance system has both general imaging and cardiology capabilities. On April 18, 2005, we introduced our newest product, the SonoSite MicroMaxx (TM) system. The MicroMaxx system is our third generation product based on our proprietary ASIC (Application Specific Integrated Circuit) technology for high-resolution ultrasound imaging. Our first shipments of the MicroMaxx system occurred in mid-June 2005.

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

     In connection with sales to distributors, sales are generally made pursuant to standard distributor agreements. We do not recognize revenue until title and risk of loss have transferred to the distributor. Our only significant post-shipment obligation to distributors is our product warranty covering materials and workmanship (see "Warranty expense" policy below). The distributor can only reject products for an obvious defect or shipping error, generally within 30 days of receipt, and in such cases, replacement products would be sent. Since the distributor's remedy is the replacement of the product and not a refund or credit, we do not defer any revenue associated with these sales. Costs associated with the repair of returned, defective products are captured in our warranty accrual. Our standard arrangements with distributors do not have any other return provisions.

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

     Intangible Assets. Our intangible assets are comprised primarily of acquired technology and non-compete agreements related to the SonoMetric acquisition and reacquired distribution rights related to the SonoSite China Medical acquisition. We use our judgment to estimate the fair value of each of these intangible assets. Our judgment about fair value is based on our expectation of future cash flows and an appropriate discount rate. We also use our judgment to estimate the useful lives of each intangible asset.

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

     Warranty expense. We accrue estimated warranty expenses at the time of sale for costs expected to be incurred under our product warranties. This provision for warranty expenses is made based upon our historical experience and management's judgment. We have limited history with some of our products. In addition, we provide, with certain exceptions, a five-year warranty with the MicroMaxx product, which we began shipping in mid-June 2005. Given the length of the warranty period, the warranty liability for the MicroMaxx product is more difficult to estimate than it has been for our other products that have a one-year warranty. However, given the similarity of the components used in the MicroMaxx as compared with our other systems and the long-term repair rates of those other systems, we believe that we can reasonably estimate the amount of the warranty liability for this product. We expect our warranty liability and expense to increase significantly due to the five-year warranty offered with this product. Should actual failure rates and repair or replacement costs for any of our products differ from estimates, revisions to the estimated warranty liability may be required and our results may be materially affected.

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

     In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, "Share-based Payment". Under SFAS 123R, the Company will be required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the grant date of a stock-based award. The compensation calculated under the fair value method will then be recognized over the respective vesting period of the stock-based award. The Company will adopt the provisions of SFAS 123R during the first quarter of 2006. The adoption of SFAS 123R is expected to have a material impact on the Company's results of operations. Also, SFAS 123R will require us to reflect the tax savings resulting from tax deductions in excess of the expense reflected in our financial statements as a financing cash flow, which may have a material impact on our future reported cash flows from operating activities.

Results of Operations for the Three Months and Six Months Ended June 30, 2005 and June 30, 2004

Revenue

Overview

     Revenue increased to $33.5 million for the three months ended June 30, 2005 from $26.1 million for the three months ended June 30, 2004.  Revenue increased to $67.5 million for the six months ended June 30, 2005 from $49.6 million for the six months ended June 30, 2004.  The increases in both periods were due to increased sales volumes, both domestically and internationally.

United States

     U.S. revenue increased to $17.0 million for the three months ended June 30, 2005, compared to $13.9 million for the three months ended June 30, 2004.  This increase was primarily due to increased direct and distributor sales.  U.S. revenue increased to $32.9 million for the six months ended June 30, 2005 from $25.7 million for the six months ended June 30, 2004.  This increase was due to increased direct, U.S. government and distributor sales.

Rest of the world

     Revenue from Europe, Africa and the Middle East increased to $9.8 million for the three months ended June 30, 2005, from $7.9 million in 2004 primarily due to an increase in revenue from direct sales in Spain, and an increase in sales to our distributors in Italy and India.   Revenue increased to $21.3 million for the six months ended June 30, 2005 from $16.7 million for the six months ended June 30, 2004.  This increase was due primarily due to an increase in revenue from direct sales in France and Spain, and an increase in sales to our distributors in Italy and India.

     Revenue from Canada, Australia, South America, Latin America and Asia (excluding Japan) increased to $3.6 million for the three months ended June 30, 2005, from $2.3 million for the three months ended June 30, 2004 primarily due to an increase in sales to our distributors in Argentina and Brazil.  Revenue increased to $7.0 million for the six months ended June 30, 2005 from $4.0 million for the six months ended June 30, 2004.  This increase was primarily due to a large government sale in Latin America and an increase in sales to our distributors in Argentina and Brazil.

     Revenue from Japan increased to $3.1 million for the three months ended June 30, 2005, from $2.0 million for the three months ended June 30, 2004.  Revenue from Japan increased to $6.3 million for the six months ended June 30, 2005 from $3.2 million for the six months ended June 30, 2004.  The increases in both periods were primarily due to sales under our exclusive TITAN distribution arrangement with our distributor, Aloka Co. Ltd., sales under our exclusive iLook system distribution arrangement with our distributor, Nippon Sherwood Medical Industries Ltd., and other direct sales by our Japanese subsidiary.

     We anticipate that revenue will increase in 2005 compared to 2004 due to continued expansion of our direct selling efforts in the U.S. and Europe, the expansion of our new direct sales operations in Japan, Canada and Australia, the expansion of our sales operations in China, introduction of new products and features, and the overall expansion of market awareness and acceptance of our products. Our subsidiary in Japan has licenses in its name to sell the 180 series, TITAN systems, MicroMaxx systems and iLook systems in Japan. However, regulatory approval of new product introductions in Japan could be delayed, which could impact our anticipated revenue. Additionally, the expansion of our sales operations in China may not be as successful as anticipated and we may encounter regulatory and other issues in selling our products there. Our revenue may also be impacted by fluctuations in foreign exchange rates in the countries in which we sell our products in currencies other than the U.S. dollar. Increased competition may also impact the extent of the increase in our anticipated growth in revenue. We currently face competition from larger companies that manufacture cart-based and portable ultrasound systems and have greater financial and other resources. Some of these competitors are introducing hand-carried ultrasound products. We began shipping the MicroMaxx system, which incorporates our third generation ultrasound technology, for selected clinical markets in mid-June 2005. Users of stationary ultrasound carts may not accept the MicroMaxx system, which could discourage widespread new users and uses for them. Our existing customers may not accept the MicroMaxx system due to pricing and functionality differences. If demand for the MicroMaxx system does not meet our projections, we may experience excess inventory levels and may be unable to generate sufficient revenue to grow our business.

Gross margin

     Gross margin increased to 69.1% and 69.6% for the three and six months ended June 30, 2005 compared to 66.5% and 65.7% for the three and six months ended June 30, 2004. The increase in gross margin was primarily due to an improved product mix, improved manufacturing efficiencies due to the increased sales volume and the reduction in the royalty owed to our former parent, ATL, which became effective in September 2004.

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

Operating expenses

     Research and development expenses were $3.4 million for the three months ended June 30, 2005, compared to $3.0 million for the three months ended June 30, 2004.  Research and development expenses were $7.2 million for the six months ended June 30, 2005, compared to $6.1 million for the six months ended June 30, 2004.  Research and development expenses increased primarily due to expenses associated with the development of the MicroMaxx system, which began shipping in mid-June 2005.

     We anticipate that research and development expenses will increase in 2005 compared to 2004 due to development related to the MicroMaxx system. However, should our competitors develop products with features that equal or exceed the features that exist in our products, we may incur higher than anticipated research and development costs in order to accelerate existing programs and compete more effectively.

     Sales and marketing expenses were $19.1 million for the three months ended June 30, 2005, compared to $12.2 million for the three months ended June 30, 2004.  Sales and marketing expenses were $34.8 million for the six months ended June 30, 2005, compared to $23.7 million for the six months ended June 30, 2004.  The increases in both periods were primarily due to marketing costs incurred to launch the MicroMaxx system, expansion of our international operations and increased compensation for commissions related to the increase in revenue.

     We anticipate that sales and marketing expenses will increase in 2005 compared to 2004 primarily due to marketing expenses associated with the MicroMaxx system, increased compensation for commissions related to the anticipated increase in revenue, expansion of direct sales operations in Japan, Canada and Australia and continued growth in our European subsidiaries. Additionally, we may incur significant expenses in the expansion of our sales operations in China.

     General and administrative expenses were $3.7 million for the three months ended June 30, 2005, compared to $2.1 million for the three months ended June 30, 2004. General and administrative expenses were $6.5 million for the six months ended June 30, 2005, compared to $4.4 million for the six months ended June 30, 2004. The increases in general and administrative expenses in both periods were related primarily to defending our patent rights in the existing Neutrino patent infringement litigation, defending ourselves in a dispute with a former distributor and supporting our business growth.

     We anticipate that general and administrative expenses will increase in 2005 compared to 2004 in order to support our increased business activity. Also, we expect to incur substantial additional legal expenses in connection with pending litigation. In addition, we may incur unanticipated legal expenses if we become involved in any new litigation.

Other income (expense)

     For other income and expense, we reported income of $0.1 million for the three months ended June 30, 2005 compared to none for the three months ended June 30, 2004. The increase in 2005 compared to 2004 was primarily due to an increase in interest income, which was caused by an increase in the return on our investments. We reported expense of $0.1 million for the six months ended June 30, 2005 compared to income of $0.2 million for the six months ended June 30, 2004.  This decrease was primarily due to net foreign currency losses of approximately $0.8 million in 2005 compared to $0.2 million in 2004, partially offset by an increase in interest income.

Income tax benefit

     For the three and six months ended June 30, 2005, we recorded an income tax benefit of $1.0 million and $0.3 million, compared to none for the three and six months ended June 30, 2004. Due to the recognition of U.S. deferred tax assets in the fourth quarter of 2004, we now record income tax expense or benefit related to the profitability or loss of our U.S. operations. Our consolidated income tax benefit rate during the three and six months ended June 30, 2005 was 31.7% and 17.9%, which is lower than the U.S. statutory rate because of the tax aspects of our international operations. During the three months ended June 30, 2005, we reevaluated the cost structure of our international business and made adjustments to their transfer prices. As a result, we expect the overall corporate income tax rate to now be more consistent from quarter to quarter.

Liquidity and Capital Resources

     Our cash and cash equivalents balance was $14.3 million as of June 30, 2005, compared to $17.3 million as of December 31, 2004. Cash and cash equivalents were primarily invested in money market accounts. Our short-term and long-term investment securities totaled $42.7 million as of June 30, 2005, compared to $46.8 million as of December 31, 2004. Investment securities consist of high-grade U.S. government or corporate debt and high-grade asset-backed securities. While our intent is to hold our securities until maturity, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies.

     Operating activities used cash of $9.5 million for the six months ended June 30, 2005, compared to cash provided of $3.2 million for the six months ended June 30, 2004. The increase in cash used in 2005 was primarily due to an increase in receivables resulting from our increased sales, increased inventory in 2005 due to a higher sales volume, a build-up of MicroMaxx-related inventories related to its introduction and the bulk purchase of certain discontinued integrated circuit chips, and a decrease in accrued expenses due to the payment of certain compensation amounts that were accrued at December 31, 2004.  These were partially offset by a decrease in prepaid expenses and other assets due to, among other things, a decrease in the cash deposit for a value-added tax guarantee by our U.K subsidiary.

     We anticipate that cash provided by operations will increase in 2005 compared to 2004 primarily due to anticipated profitable operations. This increase will depend on our ability to successfully sell our products, collect our receivables, control our inventories and manage our expenses.

     Investing activities provided cash of $1.9 million for the six months ended June 30, 2005, compared to cash used of $5.1 million for the six months ended June 30, 2004. The increase in cash provided in 2005 compared with 2004 was primarily due to $3.9 million of net sales/maturities of investment securities in 2005 compared to $0.9 million of net purchases of investment securities 2004. The increase in cash provided was also due to a decrease in net purchases of property and equipment.

     We anticipate using cash to invest in high quality investment instruments in 2005, the extent of which will depend on the interest rate environment during the period and the timing of cash flows from our operations during the period.

     Financing activities provided cash of $3.6 million for the six months ended June 30, 2005, compared to $2.7 million for the six months ended June 30, 2004. The source of cash provided by financing activities in 2005 was the exercise of employee stock options totaling $3.6 million, compared to $2.7 million in 2004.

     We believe that our existing cash and cash generated from operations will be sufficient to fund our operations and planned capital expenditures in 2005. Nevertheless, we may experience an increased need for additional cash due to:

•	any significant decline in our revenue or gross margin;
•	any delay or inability to collect accounts receivable;
•	any acquisition or strategic investment in another business;
•	any significant increase in expenditures as a result of expansion of our sales and marketing infrastructure, our manufacturing capability, or our product development activities;
•	any significant increase in our sales and marketing expenditures as a result of our introduction of new products; and
•	any significant increase in expenditures related to pending patent infringement litigation.

Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price

Our results of operations are subject to significant quarterly variation and periodic fluctuation.

     Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control.  These factors include:

•	the timing of new product introductions by us or our competitors;
•	legal and regulatory costs;
•	the timing of orders from major customers and distributors;
•	development and promotional expenses relating to new product introductions;
•	the revenue mix by product and geography;
•	changes in pricing policies by us or our competitors;
•	foreign exchange rates;
•	our ability to meet demand for our products;
•	the market acceptance of our products;
•	changes in distribution channels; and
•	the ability of our sales force to effectively market and sell our products.

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

     In mid-June 2005, we began shipping our newest product, the SonoSite MicroMaxx ultrasound system.  The MicroMaxx system is based on the third generation of our proprietary ASIC, or application specific integrated circuit, technology.

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

     We began shipping the MicroMaxx system in mid-June 2005. We will manufacture the system at our Bothell, Washington facility incorporating components manufactured by various suppliers. If we encounter supplier, regulatory, engineering or technical difficulties in manufacturing the MicroMaxx system, we may incur delays in delivery of these products to customers that could adversely affect our revenues for 2005 and beyond.

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

     Except for certain items that may be shipped with the MicroMaxx, we include a five-year warranty with the MicroMaxx product. Given the length of the warranty period, the warranty liability for the MicroMaxx product is more difficult to estimate than it has been for our other products that have a one-year warranty. We expect our warranty liability and expense to increase significantly due to the five-year warranty offered with this product. Should actual failure rates and repair or replacement costs differ from estimates, additional warranty expense may be incurred and our results may be materially affected.

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

     In addition, as the market for high-performance, hand-carried ultrasound develops, we expect competition to increase as potential and existing competitors enter the portable market or modify their existing products to more closely approximate the combined portability, quality, performance and cost of our products. Our current competitors in the portable market include Siemens, GE Healthcare, Philips Medical Systems, Biosound Esaote, Inc., Medison America Inc., a subsidiary of Medison Company, Ltd., Terason, a division of TeraTech Corporation, and ZONARE Medical Systems, Inc. GE Healthcare has recently introduced the Vividi, a compact cardiac ultrasound system, and previously introduced the LOGIQ Book XP, a general-purpose compact ultrasound system. These competitors may develop highly portable or point-of-care ultrasound systems that offer the same or greater reliability and quality, perform greater or more useful functions or are more cost-effective than our products. Some of these competitors may also be able to use their marketing resources to gain a competitive advantage by more effectively building brand awareness of their products. If we are unable to compete effectively with current or new entrants to the high-performance, hand-carried ultrasound market, we will be unable to generate sufficient revenue to maintain our business.

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

     On September 30, 2004, the Texas court issued its rulings on the summary judgment motions. First, the court denied our motion for summary judgment based on invalidity, finding that there are issues of fact in dispute that must be resolved by a jury at trial. Second, the court granted Neutrino's motion for summary judgment of infringement, finding that the SonoSite products infringe the '021 patent as the court has construed the claims in the Markman hearing. As a result, the court ordered us and Neutrino to enter into mediation, which was required to be completed by January 31, 2005. Mediation was unsuccessful and the court has set a jury trial date for the fall of 2005. A scheduling hearing is set for late September to set a specific trial date. The parties are currently engaged in pretrial motions, discovery, depositions and preparation of expert reports.

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

     We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in these matters. If we are not successful in our defense of these claims, we could be forced to pay damages related to past product sales, modify or discontinue selling our products or may enter into royalty or licensing agreements for future product sales, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represented the majority of our revenue for the six month periods ended June 30, 2005 and 2004.

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

     The percentage of our revenue originating outside the U.S. equaled 51% for the six months ended June 30, 2005 and 47% for the year 2004.  Total sales for the six months ended June 30, 2005 denominated in a currency other than USDs were approximately $17.5 million, or 26% of total consolidated revenues. Our revenue from international sales may be adversely affected by any of the following risks:

•	currency rate fluctuations;
•	adverse political or economic conditions;
•	reduced protection for intellectual property rights;
•	longer receivables collection periods and greater difficulty in receivables collection;
•	localizing products for foreign markets; and
•	compliance with export laws, including license requirements, trade restrictions and tariff increases.

     As of June 30, 2005, 61% of our outstanding accounts receivable balance was from international customers, of which 48%, or approximately $10.5 million, was denominated in a currency other than USDs.  We regularly review our receivable positions in foreign countries for any indication that collection may be at risk.

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

     We have eight wholly-owned sales subsidiaries located in United Kingdom, France, Germany, Spain, Japan, Canada, Australia and China. Establishing, maintaining and expanding these operations will require us to:

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

     As a part of the annual audit of our internal controls over financial reporting and our consolidated financial statements for the year ended December 31, 2004, a material weakness was identified regarding the preparation and review of our tax provision. As of December 31, 2004, we did not have the appropriate level of expertise to properly calculate and review our accounting for income taxes. As a result of this deficiency in our internal control over financial reporting, we did not detect errors in the measurement of income tax amounts as of and for the year ended December 31, 2004. Specifically, the deferred state income tax benefit was misstated due to an error in the calculation of the amount of the state tax net operating loss carryforwards and was subsequently corrected to reflect the proper measurement of income taxes in accordance with U.S. generally accepted accounting principles. The adjustments and material weakness were limited to income tax calculations and did not impact our revenue, cash flow, or pre-tax income. The tax adjustments represent a control deficiency that constitutes a material weakness under the rules specified by PCAOB Auditing Standard No. 2. Because of this material weakness, our management concluded that, as of December 31, 2004, we did not maintain effective internal control over financial reporting based on those criteria. As a result, KPMG LLP has issued an adverse opinion with respect to our internal controls over financial reporting and their report is included in our 2004 Annual Report on Form 10-K.

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

     With the exception of the year ended December 31, 2004, we have incurred net losses in each fiscal year since we commenced operations. As of June 30, 2005, we had an accumulated deficit of approximately $65.8 million. We may be unable to sustain or increase future profitability on a quarterly or annual basis. Additionally, we may incur losses if we cannot increase or sustain our revenue. We expect that our operating expenses will increase in the foreseeable future as we expand our sales and marketing infrastructure, our administrative support, our product development activities and our product offerings, including new products incorporating our third generation technology. Our expansion efforts, to be successful, may require more funding than we currently anticipate. Accordingly, we will need to generate significant additional revenue in the future before we will be able to sustain or increase profitability. If we cannot generate such revenue, we may not be profitable. If we fail to achieve sustained profitability, the market price for our common stock will likely fall.

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

     In March 2003, one of our component suppliers, Philips Semiconductor, or Philips, informed us that, commencing in September 2003, it would discontinue production of certain integrated circuit chips used in some of our products. In the second quarter of 2003, we entered into a purchase commitment totaling approximately $3.6 million for supplies of these chips from Philips for our anticipated manufacturing needs. In the fourth quarter of 2004, we entered into an additional purchase commitment with Philips totaling approximately $1.9 million for supplies of these same chips. As of June 30, 2005, we have fulfilled our total purchase requirements under both commitments. Demand for our products, however, may exceed our forecasts. Conversely, if demand for our products falls short of our forecasts, we may experience excess inventory of these chips. If our actual demand for these chips varies significantly from our forecasted demand, we may experience delays in manufacturing, lost sales, a write-down of inventory or a deterioration in gross margin.

     In addition, our circuit boards are produced by one of the world's largest electronic manufacturing services suppliers who produces the boards in their Thailand manufacturing facility.  If we experience delays in the receipt or a deterioration in product yields of these components, we may experience delays in manufacturing or an increase in costs resulting in lost sales or a deterioration in gross margin. The recent tsunami affecting some parts of Thailand has not affected our supply of components. We have attempted to, but have not been able to, secure business interruption insurance for this facility on terms acceptable to us. We are continuing our efforts to find business interruption insurance on economically acceptable terms.

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

     In addition, disagreements with our distributors or nonperformance by distributors could lead to costly and time-consuming litigation or arbitration. In late 2004, Products Group International ("PGI"), a former distributor of our products to the veterinarian market, sent us a demand to arbitrate several issues arising out of two distribution agreements covering the U.S. and certain international markets. PGI claimed that we wrongfully terminated those agreements and that oral modifications of those agreements resulted in PGI having the exclusive right to sell our products in North America through December 31, 2006 and in certain foreign countries through December 31, 2007. PGI sought future lost profits as well as consequential damages. We counterclaimed against PGI for full payment of outstanding invoices and lost profits due to PGI's actions.

     In February 2005, PGI and we attempted to mediate a settlement in this case, but were unsuccessful.  The dispute was arbitrated by a 3-person panel in May 2005 and the arbitration panel unanimously found in SonoSite's favor and ordered PGI to pay its outstanding invoices in the amount of approximately $113,000, which has been received by us.  Each party paid its own legal costs and expenses.

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

     We currently hold 29 patents relating to our technology. A number of other patents are pending in the United States and in foreign jurisdictions. Additionally, we have a license from our former parent, ATL, to use certain ATL technology and ATL technological developments in our hand-carried products. This license was exclusive through April 5, 2003, and became nonexclusive after that date. We also enter into confidentiality and invention ownership agreements with our employees, consultants and corporate partners, and generally control access to, and the distribution of, our product designs, documentation and other proprietary information, as well as the designs, documentation and other information that we license from others.

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

     We currently account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The notes to our financial statements, under the heading "Stock-based compensation," reflects the impact during the three and six months ended June 30, 2005 and 2004 on our net loss and net loss per share had we determined compensation cost for our stock-based compensation consistent with the method prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation." Recent accounting pronouncement SFAS No. 123R will require us to record compensation expense for stock-based awards to employees in our operations beginning in the first quarter of 2006. This pronouncement will require us to expense outstanding awards under our existing plans as well as any awards made under our 2005 equity incentive plan, which was recently approved by our shareholders. In addition, our shareholders recently approved an employee stock purchase plan ("ESPP"). Based upon the structure of the ESPP, we will be required to record compensation expense for financial statement purposes in connection with the rights to purchase our stock to employees under the ESPP as well. The recording of expenses under this pronouncement will significantly reduce our net income and earnings per share. Our cash flow from operations may also be impacted by income tax benefits on stock options, which are required to be classified as cash provided by financing activities once we adopt SFAS 123R.

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

     In May 2004, we acquired 100% of the outstanding common shares of SonoMetric Health, Inc. ("SonoMetric"). The results of SonoMetric's operations have been included in our consolidated financial statements since that date. We currently sell a stand-alone version of SonoMetric's software, SonoCalc, that measures the intima media thickness, or IMT, of the carotid artery and have incorporated SonoMetric's software into our newest product, the MicroMaxx system. Since the acquisition, revenue from sales of this software has not been significant. At June 30, 2005, we had approximately $2.4 million of goodwill and intangible assets on our balance sheet related to the SonoMetric acquisition. Because of future contingent payments of up to $4.5 million associated with the SonoMetric acquisition, the total amount of these assets may increase significantly. Any impairment of these assets in the future could result in charges to our operating results.

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

     As of June 30, 2005, our executive officers, directors and affiliated entities together beneficially owned approximately 6.6% of the outstanding shares of our common stock. Based on currently available information, seven other shareholders owned in the aggregate approximately 45% of the outstanding shares of our common stock. Among these shareholders, Kopp Investment Advisors LLC owned approximately 9.7% of the outstanding shares of our common stock and Amaranth Advisors LLC owned approximately 8.6%. As a result, these shareholders or any other concentrated owner may be able to exert significant influence over all matters requiring shareholder approval, including the election of directors, matters relating to the attraction and retention of employees, such as stock option plans, and approval of significant corporate transactions that could include certain matters relating to future financing arrangements and unsolicited tender offers. This concentration of ownership may delay, deter or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock, which could result in a decline in our stock price.

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

     As of June 30, 2005, our portfolio consisted of $16.7 million of interest-bearing debt securities with maturities of less than one year and $26.0 million of interest-bearing debt securities with maturities of more than one year. Our intent is to hold these securities until maturity, but we have classified them as available-for-sale in the event of unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for the remainder of 2005 from a hypothetical 10% increase in market interest rates would not have a material impact on the investment portfolio.

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

     As of June 30, 2005, 61% of our outstanding accounts receivable balance was from international customers, of which 48%, or approximately $10.5 million, was denominated in a currency other than USDs.  The British pound, the euro and the Japanese yen represented the majority of financial transactions executed in a currency not denominated in USDs. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk.  In addition, we utilize letters of credit where they are warranted in order to mitigate our collection risk.

     We periodically enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. As of June 30, 2005, we did not have any foreign currency hedging contracts.

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

     Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005, and they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal control over financial reporting

     We continue to review, revise and improve the effectiveness of our internal controls. We have made no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Material weaknesses had been previously identified in our accounting for income taxes. The errors that were made in the initial income tax provision calculation were limited to a few specific areas and we have since been more diligent in our review of those areas. Additionally, we have begun the process of hiring an employee dedicated solely to the area of taxes, who will have the background and expertise to strengthen our tax provision preparation process. We expect that this person will be hired within the next 90 days. We also expect to continue to use an independent third party tax firm in the preparation of our tax provision.

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

     On September 30, 2004, the Texas court issued its rulings on the summary judgment motions. First, the court denied our motion for summary judgment based on invalidity, finding that there are issues of fact in dispute that must be resolved by a jury at trial. Second, the court granted Neutrino's motion for summary judgment of infringement, finding that the SonoSite products infringe the '021 patent as the court has construed the claims in the Markman hearing. As a result, the court ordered us and Neutrino to enter into mediation, which was required to be completed by January 31, 2005. Mediation was unsuccessful and the court has set a jury trial date for the fall of 2005.  A scheduling hearing is set for late September to set a specific trial date. The parties are currently engaged in pretrial motions, discovery, depositions and preparation of expert reports.

     Neutrino also filed suit in the Middle District of Florida on August 19, 2003 against a former SonoSite distributor alleging that the sale of our products by such distributor infringes the '021 patent. SonoSite assumed the defense of the distributor in accordance with our contractual obligations under the distribution agreement.  In December 2004, Neutrino agreed to dismissal of all claims in this suit in return for SonoSite's consent to Neutrino's filing of a Second Amended Complaint in the Texas proceeding to add the SonoSite TITAN (TM), SonoHeart ELITE (R) and iLook (R) systems to the Texas suit. Neutrino had also previously filed a similar suit in the Middle District of Tennessee against another medical device distributor for selling a SonoSite product. The Tennessee case was dismissed based on a final judgment and permanent injunction filed a month after the case was filed. The Florida action and the Tennessee judgment have no effect on the Texas proceedings.

     We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in these matters. If we are not successful in our defense of these claims, we could be forced to pay damages related to past product sales, modify or discontinue selling our products or may enter into royalty or licensing agreements for future product sales, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represented the majority of our revenue for the six month periods ended June 30, 2005 and 2004.

     In late 2004, Products Group International ("PGI"), a former distributor of our products to the veterinarian market, sent us a demand to arbitrate several issues arising out of two distribution agreements covering the U.S. and certain international markets. PGI claimed that we wrongfully terminated those agreements and that oral modifications of those agreements resulted in PGI having the exclusive right to sell our products in North America through December 31, 2006 and in certain foreign countries through December 31, 2007. PGI sought future lost profits as well as consequential damages. We counterclaimed against PGI for full payment of outstanding invoices and lost profits due to PGI's actions.

     In February 2005, PGI and we attempted to mediate a settlement in this case, but were unsuccessful.  The dispute was arbitrated by a 3-person panel in May 2005 and the arbitration panel unanimously found in SonoSite's favor and ordered PGI to pay its outstanding invoices in the amount of approximately $113,000, which has been received by us.  Each party paid its own legal costs and expenses.

     We have not accrued any amounts for potential losses related to the Neutrino matter. Because of uncertainties related to the potential outcome and any range of loss on this matter, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to this matter. We will record accruals for losses if and when we determine the negative outcome of such matter to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations, financial position and cash flow.

Item 4.    Submission of Matters to a Vote of Security Holders

     On April 26, 2005, we held our annual meeting of shareholders. As of the record date, March 8, 2005, there were 15,422,281 shares of common stock outstanding and entitled to vote at the meeting. At the meeting, 14,418,841 shares were represented, either in person or by proxy.  The following proposals were adopted by the margins indicated:

1. To elect nine directors to our board of directors to serve until the 2006 annual meeting of shareholders.

	Number of Shares

	For	Withheld

Kirby L. Cramer	14,346,977	71,864
Kevin M. Goodwin	14,344,859	73,982
Edward V. Fritzky	14,348,344	70,497
Steven R. Goldstein M.D.	12,562,954	1,855,887
Robert G. Hauser, M.D.	12,652,835	1,793,006
William G. Parzybok, Jr.	14,348,450	70,391
Jeffrey Pfeffer, Ph.D.	14,348,165	70,676
Richard S. Schneider, Ph.D.	12,562,700	1,856,141
Jacques Souquet, Ph.D.	12,249,417	2,169,424

2. To ratify the appointment of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2005.

For	Against	Abstain

13,647,162	111,750	17,652

3. To approve the 2005 Stock Incentive Plan.

For	Against	Abstain

8,242,064	2,789,625	18,883

4. To approve the 2005 Employee Stock Purchase Plan.

For	Against	Abstain

10,313,309	722,292	14,971

Item 6.    Exhibits

Exhibit
No.	Description

10.1	SonoSite, Inc. 1998 Stock Option Plan Stock Award Agreement
10.2	SonoSite, Inc. 2005 Stock Incentive Plan Restricted Stock Unit Agreement
10.3	SonoSite, Inc. 2005 Stock Incentive Plan Stock Option Agreement (Nonstatutory)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOSITE, INC. (Registrant)

Dated:	August 9, 2005	By:	/s/ MICHAEL J. SCHUH

Michael J. Schuh
Vice President-Finance, Chief Financial Officer
and Treasurer
(Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

10.1	SonoSite, Inc. 1998 Stock Option Plan Stock Award Agreement
10.2	SonoSite, Inc. 2005 Stock Incentive Plan Restricted Stock Unit Agreement
10.3	SonoSite, Inc. 2005 Stock Incentive Plan Stock Option Agreement (Nonstatutory)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)