Form 10-Q/A
period 2005-06-30
SONOSITE INC
filed 2005-08-26
CIK 1055355

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY PARAGRAPH

This report on Form 10-Q/A constitutes an amendment to the quarterly report on Form 10-Q for the quarterly period ended June 30, 2005 of SonoSite, Inc. This amendment is being filed solely to correct the Section 302 certifications filed as Exhibits 31.1 and 31.2, respectively, to the Form 10-Q filed on August 9, 2005, to include the language required by Title 17 C.F.R. 229.601(b)(31). Accordingly, we are filing new currently dated Section 302 certifications attached to this Form 10-Q/A as Exhibits 31.1 and 31.2, respectively, revised to contain the correct Section 302 certification language. No other changes were made to the original filing.

PART II:  OTHER INFORMATION

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

SONOSITE, INC. (Registrant)

Dated:	August 26, 2005	By:	/s/ MICHAEL J. SCHUH

Michael J. Schuh
Vice President-Finance, Chief Financial Officer
and Treasurer
(Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002