Form 10-Q
period 2005-09-30
SONOSITE INC
filed 2005-11-09
CIK 1055355

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2005

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X  No

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes    No X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	15,776,269
(Class)	(Outstanding as of November 3, 2005)

SonoSite, Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2005

PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

SonoSite, Inc.

Condensed Consolidated Balance Sheets
(unaudited)

(In thousands, except share data)	September 30,	December 31,
Assets	2005	2004

Current assets:
Cash and cash equivalents	$21,224	$17,272
Short-term investment securities	19,944	14,319
Accounts receivable, less allowances of $927 and $942	34,114	33,586
Inventories	23,583	17,990
Deferred income taxes	5,532	3,596
Prepaid expenses and other current assets	2,870	2,476

Total current assets	107,267	89,239

Property and equipment, net	7,654	7,632
Investment securities	22,869	32,490
Deferred income taxes	21,332	21,189
Goodwill	1,008	972
Identifiable intangible assets, net	1,929	1,768
Other assets	1,388	1,802

Total assets	$163,447	$155,092

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$4,569	$6,360
Accrued expenses	10,318	10,747
Deferred revenue	4,865	4,522

Total current liabilities	19,752	21,629

Deferred rent	288	228

Total liabilities	20,040	21,857

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1.00 par value
Authorized shares--6,000,000
Issued and outstanding shares--none	--	--
Common stock, $.01 par value
Authorized shares--50,000,000
Issued and outstanding shares:
As of September 30, 2005--15,747,167
As of December 31, 2004--15,250,783	157	152
Additional paid-in-capital	208,614	196,318
Deferred stock compensation	(1,809)	--
Accumulated deficit	(64,325)	(64,444)
Accumulated other comprehensive income	770	1,209

Total shareholders' equity	143,407	133,235

Total liabilities and shareholders' equity	$163,447	$155,092

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Operations
(unaudited)

(In thousands, except loss per share)	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenue	$34,809	$29,124	$102,289	$78,714
Cost of revenue	10,297	9,601	30,784	26,632

Gross margin	24,512	19,523	71,505	52,082

Operating expenses:
Research and development	3,803	2,943	11,017	9,063
Sales and marketing	15,464	12,652	50,277	36,400
General and administrative	3,175	2,686	9,656	7,065

Total operating expenses	22,442	18,281	70,950	52,528

Other income (expense):
Interest income	459	241	1,147	680
Interest expense	--	--	--	(2)
Other	(5)	101	(795)	(112)

Total other income (expense)	454	342	352	566

Income before income taxes	2,524	1,584	907	120

Provision for income taxes	1,078	169	788	169

Net income (loss)	$1,446	$1,415	$119	$(49)

Basic net income (loss) per share	$0.09	$0.10	$0.01	$(0.00)

Diluted net income (loss) per share	$0.09	$0.09	$0.01	$(0.00)

Weighted average common and potential
common shares used in computing:
Basic net income (loss) per share	15,630	14,837	15,461	14,742

Diluted net income (loss) per share	16,285	15,738	16,100	14,742

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,

(In thousands)	2005	2004

Operating activities:
Net income (loss)	$119	$(49)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	2,355	2,200
Equity in losses of affiliates	49	7
Net loss (gain) on investments	20	(39)
Amortization of premiums on investment securities	379	548
Stock-based compensation	65	76
Deferred income taxes	795	--

Changes in operating assets and liabilities:
Accounts receivable	(1,714)	860
Inventories	(5,966)	(532)
Prepaid expenses and other assets	(144)	(2,474)
Accounts payable	(1,749)	2,177
Accrued expenses	(210)	2,485
Deferred liabilities	458	40

Net cash provided by (used in) operating activities	(5,543)	5,299

Investing activities:
Purchases of investment securities	(33,321)	(25,868)
Proceeds from sales/maturities of investment securities	36,825	23,772
Purchases of property and equipment	(2,126)	(3,652)
Purchase of SonoMetric Health, Inc.	--	(2,070)
Purchase of SonoSite China Medical Ltd.	(402)	--

Net cash provided by (used in) investing activities	976	(7,818)

Financing activities:
Exercise of stock options	7,461	3,693
Repayment of long-term obligations	--	(88)

Net cash provided by financing activities	7,461	3,605

Effect of exchange rate changes on cash and cash equivalents	1,058	(249)

Net change in cash and cash equivalents	3,952	837
Cash and cash equivalents at beginning of period	17,272	13,683

Cash and cash equivalents at end of period	$21,224	$14,520

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$276	$--

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Interim Financial Information

Basis of Presentation

     The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information furnished reflects, in the opinion of SonoSite, Inc. management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of expected results for the entire year ending December 31, 2005 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004, included in our Annual Report on Form 10-K.

     Certain prior year amounts have been reclassified to conform to current period presentation.

Stock-based compensation

     At September 30, 2005, we had seven stock-based employee compensation plans. We account for those plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that the fair market value of the stock exceeds the exercise price of the stock option at the date of the grant. We recognize compensation expense for restricted stock unit grants over the applicable vesting period.

     The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income (loss), as reported	$1,446	$1,415	$119	$(49)
Add: Stock-based employee compensation expense,
as reported, net of related tax effects	76	--	110	--
Less: Stock-based employee compensation expense
determined under fair value based method, net of
related tax effects	(804)	(1,068)	(2,207)	(3,559)

Pro forma net income (loss)	$718	$347	$(1,978)	$(3,608)

Basic net income (loss) per share:
As reported	$0.09	$0.10	$0.01	$(0.00)
Pro forma	$0.05	$0.02	$(0.13)	$(0.24)
Diluted net income (loss) per share:
As reported	$0.09	$0.09	$0.01	$(0.00)
Pro forma	$0.04	$0.02	$(0.13)	$(0.24)

          For the nine months ended September 30, 2005 and 2004, we excluded equity instruments from the calculation of diluted pro forma net loss per share because the effect of including such instruments is antidilutive.

          We account for non-employee stock-based compensation in accordance with SFAS 123 and FASB Emerging Issues Task Force ("EITF"), Issue No. 96-18,  "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

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

Accounts receivable

     In the ordinary course of business, we grant credit to a broad customer base. Of the accounts receivable balance at September 30, 2005, 44% and 56% were receivable from domestic and international parties, prior to any allowances.  The same percentages as of December 31, 2004 were 39% and 61% prior to any allowances.

    For the three months ended September 30, 2005, revenue was 59% domestic and 41% international, compared to 56% domestic and 44% international for the three months ended September 30, 2004. For the nine months ended September 30, 2005, revenue was 52% domestic and 48% international, compared to 53% domestic and 47% international for the nine months ended September 30, 2004.

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

Fair value of financial instruments

     The carrying value of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain long-term other assets, approximates fair value. Cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. Other long-term assets approximate fair value as interest rates on these items approximate market. Our investment securities, which consist of high-grade debt securities, are carried at fair value. We may incur unrealized losses due to changes in market value attributable to changes in interest rates and not credit quality. We have the ability and intent to hold our investments until a recovery of fair value, which may be maturity. Accordingly, we view any unrealized losses as temporary at September 30, 2005.

     We utilize foreign currency forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable denominated in foreign currencies. We recognize all derivative financial instruments (foreign currency forward contracts) in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. For derivative instruments designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivative instruments designed as cash flow and net investment hedges, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income. The ineffective portions are recognized in earnings. As of September 30, 2005, we had $28.9 million in foreign currency forward contracts that expire on December 30, 2005.

Inventories

     Inventories are stated at the lower of cost or market, on a first-in, first-out method. Included in our inventories balance are demonstration products used by our sales representatives and marketing department. Adjustments to reduce carrying costs are recorded for obsolete material, shrinkage, earlier generation products and refurbished products held either as saleable inventory or as demonstration product. If market conditions are less favorable than those projected by management, additional downward inventory cost adjustments may be required.

     Inventories consisted of the following, net of valuation adjustments (in thousands):

	As of
	September 30,	December 31,
	2005	2004

Raw material	$10,586	$5,965
Work-in-process	104	--
Demonstration inventory	5,108	4,112
Finished goods	7,785	7,913

Total	$23,583	$17,990

Property and equipment

     Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Maintenance and repair costs are expensed as incurred, and additions and improvements to property and equipment are capitalized.

     Depreciation and amortization are calculated using the straight-line method over estimated useful lives as follows:

Asset	Estimated Useful Lives

Equipment and computers	3-5 years
Software	3-5 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

     Direct internal and external costs for computer software developed for internal use are capitalized in accordance with Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." Capitalized costs are amortized using the straight-line method over the estimated useful lives beginning when each module is complete and ready for use.

     The carrying value of long-lived assets is evaluated for impairment when events or changes in circumstances occur that may indicate the carrying amount of the asset may not be recoverable. For definite-lived intangible assets, we evaluate the carrying value of the assets by comparing the estimated future undiscounted cash flows generated from the use of the asset and its eventual disposition with the asset's reported net book value. For indefinite-lived intangible assets, we evaluate the carrying value of the asset by comparing its estimated fair market value with its reported net book value.

Warranty liability

     Our typical warranty period is one year except for the recently introduced SonoSite MicroMaxx (TM) system ("MicroMaxx system"), which has, with certain exceptions, a five-year warranty period. The warranty is included with the original purchase. The warranty liability is summarized as follows (in thousands):

	Balance at			Balance at
	beginning of	Charged to	Applied to	end of
	period	cost of revenue	liability	period

Three months ended September 30, 2005	$ 573	$ 365	$ (141)	$ 797
Three months ended September 30, 2004	$ 431	$ 155	$ (155)	$ 431

Nine months ended September 30, 2005	$ 561	$ 678	$ (442)	$ 797
Nine months ended September 30, 2004	$ 381	$ 452	$ (402)	$ 431

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

     The following presents the components of comprehensive income (loss) (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

Net income (loss)	$1,446	$1,415	$119	$(49)
Other comprehensive income (loss):
Foreign currency translation adjustment	(44)	81	(381)	(279)
Unrealized holding gains (losses) arising during the period, net of tax	(92)	87	(71)	(206)
Less reclassification adjustment for losses (gains) included in net
income (loss), net of tax	3	3	13	(39)

Comprehensive income (loss)	$1,313	$1,586	$(320)	$(573)

Net income (loss) per share

     Basic net income (loss) per share is based on the weighted average of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic net income (loss) per share calculation plus the number of common shares that would be issued assuming exercise of all potentially dilutive common shares outstanding using the treasury stock method.

     The following is a reconciliation of the numerator and denominator of the basic and diluted income (loss) per share calculations (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

Net income (loss)	$1,446	$1,415	$119	$(49)

Weighted average common shares outstanding used in
computing basic net income (loss) per share	15,630	14,837	15,461	14,742
Effect of dilutive stock options and restricted stock units	655	901	639	--

Weighted average common shares outstanding used in
computing diluted net income (loss) per share	16,285	15,738	16,100	14,742

     We exclude equity instruments from the calculation of diluted weighted average shares outstanding if the effect of including such instruments is antidilutive to net income (loss) per share. Accordingly, certain employee stock options and restricted stock units totaling 10,000 and 374,000 shares for the three months ended September 30, 2005 and 2004 and 148,000 and 2,686,000 shares for the nine months ended September 30, 2005 and 2004 have been excluded from the calculation of diluted weighted average shares.

Income taxes

     The income tax provision for the three and nine month periods ended September 30, 2005 was computed in accordance withAPB Opinion No. 28, "Interim Financial Reporting," and FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods," and was based on projections of total year pre-tax income and the projected total year tax provision computed in accordance with SFAS No. 109, "Accounting for Income Taxes." We are required to estimate the effective income tax rate in each of the jurisdictions in which we operate. Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards arising since our inception. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount, if any, expected to be realized.

Foreign currency translation

     The functional currencies of our international subsidiaries consisting primarily of the British pound, the European Union euro and the Japanese yen, are the local currency of the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses of international operations are translated at average rates of exchange prevailing during the period. Net realized and unrealized gains on currency transactions were $9,000 and $116,000 for the three months ended September 30, 2005 and 2004, compared with losses of $806,000 and $70,000 for the nine months ended September 30, 2005 and 2004, and are included in other income (expense).

Indemnification Obligations and Guarantees

     We apply the disclosure provisions of FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") to our agreements that contain guarantee or indemnification clauses. We provide (i) indemnifications of varying scope and size to our customers and distributors against claims of intellectual property infringement made by third parties arising from the use of our products; (ii) indemnifications of varying scope and size to our customers against third party claims arising as a result of defects in our products; (iii) indemnifications of varying scope and size to consultants against third party claims arising from the services they provide to us; and (iv) guarantees to support obligations of some of our subsidiaries such as lease payments. These indemnifications and guarantees give rise only to the disclosure provisions of FIN 45.

     To date, we have not incurred material costs as a result of these obligations and do not expect to incur material costs in the future.  Accordingly, we have not accrued any liabilities in our financial statements related to these indemnifications or guarantees.

Litigation

    On July 24, 2001, Neutrino Development Corporation ("Neutrino") filed a complaint against us in U.S. District Court, Southern District of Texas, Houston Division, alleging infringement of U.S. Patent 6,221,021, ("the '021 patent"), by SonoSite as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180PLUS, SonoHeart and SonoHeart Plus devices. Subsequently, the SonoHeart ELITE, iLook, TITAN and MicroMaxx systems were also added to the lawsuit. The complaint asserts claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorney's fees and costs, and pre- and post-judgment interest. On August 14, 2001, we filed an answer asserting affirmative defenses of non-infringement and patent invalidity, and included a counterclaim seeking a declaratory judgment of non-infringement and invalidity regarding Neutrino's patent. On October 4, 2001, the court denied a request by Neutrino for preliminary injunctive relief to prevent us from manufacturing and selling our products pending the ultimate disposition of the litigation. On February 20, 2002, in what is known as a "Markman" hearing, the parties presented their arguments regarding the proper construction of Neutrino's patent claims.

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

     On September 30, 2004, the Texas court issued its rulings on the summary judgment motions. First, the court denied our motion for summary judgment based on invalidity, finding that there are issues of fact in dispute that must be resolved by a jury at trial. Second, the court granted Neutrino's motion for summary judgment of infringement, finding that the SonoSite products infringe the '021 patent as the court has construed the claims in the Markman hearing. As a result, the court ordered us and Neutrino to enter into mediation, which was required to be completed by January 31, 2005. Mediation was unsuccessful and the court set a jury trial date for the fall of 2005. However, as of the date of this filing, no specific trial date has yet been set. The parties have completed the filing of pretrial motions and expert reports, discovery, and depositions. Prior to the start of trial, the court must rule on numerous motions filed by the parties that are pending before it.

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

     We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in these matters. If we are not successful in our defense of these claims, we could be forced to pay damages related to past product sales, modify or discontinue selling our products or may enter into royalty or licensing agreements for future product sales, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represented the majority of our revenue for the nine-month periods ended September 30, 2005 and 2004.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

United States	$20,390	$16,236	$53,282	$41,906
Europe, Africa and the Middle East	7,672	6,999	28,972	23,743
Japan	3,103	3,105	9,369	6,328
Canada, South and Latin America	1,754	1,233	7,233	2,925
Asia Pacific	1,890	1,551	3,433	3,812

Total revenue	$34,809	$29,124	$102,289	$78,714

Recent accounting pronouncements

     In November 2004, the FASB issued SFAS No. 151 "Inventory Costs -- An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"), which clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS 151 will have a significant effect on our future consolidated financial statements.

     In November 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No. 29" ("SFAS 153"). The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance -- that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The adoption of SFAS 153 did not have a significant effect on our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123R, "Share-based Payment" ("SFAS 123R"). SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Under SFAS 123R, we will be required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the grant date of a stock-based award. The compensation calculated under the fair value method will then be recognized over the respective vesting period of the stock-based award. We will adopt the provisions of SFAS 123R during the first quarter of 2006 and are still in the process of estimating the impact upon adoption, but it is expected to have a material impact on our results of operations. Also, SFAS 123R will require us to reflect the tax savings resulting from tax deductions in excess of expense reflected in our financial statements as a financing cash flow, which may have a material impact on our future reported cash flows from operating activities.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154").  SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.  SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.  We are required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2006.

     In March 2005, the FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations, An Interpretation of FASB Statement No. 143," ("FIN 47") which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated.  We are required to adopt FIN 47 by the end of 2005.  We do not expect that the adoption of FIN 47 will have significant effect on our future consolidated financial statements.

     In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, " The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP"). The FSP addresses determining when an investment is considered impaired, whether that impairment is other than temporary, and measuring an impairment loss. The FSP also addresses the accounting after an entity recognizes an other-than-temporary impairment, and requires certain disclosures about unrealized losses that the entity did not recognize as other-than-temporary impairments. We are required to adopt the FSP at the beginning of fiscal 2006 and do not believe the adoption will have a significant effect on our future consolidated financial statements.

     In June 2005, the FASB issued FSP FAS 143-1, "Accounting for Electronic Equipment Waste Obligations" ("FSP 143-1"), which provides guidance on the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment (the "Directive"), which was adopted by the European Union. Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive's adoption into law by the applicable European Union member countries in which we have significant operations. We are evaluating the effect that the adoption of FSP 143-1 will have on our consolidated results of operations and financial condition. Such effects will depend on the respective laws adopted by the European Union member countries.

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

Overview

     We are the world leader in hand-carried ultrasound. We specialize in the development of hand-carried ultrasound systems for use across medical specialties and in a range of settings. Our proprietary technologies have enabled us to design hand-carried diagnostic ultrasound systems that combine all-digital, high-resolution imaging with advanced features and capabilities typically found on cart-based ultrasound systems. We believe that the performance, mobility, durability, ease of use and cost-effectiveness of our products are expanding existing diagnostic ultrasound markets and are opening new markets by bringing ultrasound out of the imaging center to other clinical settings and to the point-of-care such as the patient's bedside or the physician's examining table.

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

     Our first generation of products includes the 180 and iLook series. The SonoSite 180PLUS system is designed for general ultrasound imaging and the SonoHeart ELITE is specifically configured for cardiovascular applications. The iLook 25 imaging tool is designed to provide visual guidance for physicians and nurses while performing vascular access procedures and the iLook 15 imaging tool is designed to provide imaging of the chest and abdomen. Our second generation product, the TITAN system, began shipping in June 2003. This high performance system has both general imaging and cardiology capabilities. On April 18, 2005, we introduced our newest product, the MicroMaxx system. The MicroMaxx system is our third generation product based on our proprietary Application Specific Integrated Circuit ("ASIC") technology for high-resolution ultrasound imaging. Our first shipments of the MicroMaxx system occurred in mid-June 2005.

     We were formerly a division of ATL Ultrasound, Inc., ("ATL"). On April 6, 1998, we were spun-off as an independent, publicly owned Washington corporation. ATL retained no ownership in us following the spin-off. We entered into a technology transfer and license agreement with ATL pursuant to which we took ownership of certain ultrasound technology developed as part of a government grant and also patent rights, which had been established or were being pursued for that technology.  As part of this agreement, we also entered into a cross-license whereby we had the exclusive right to use certain ATL technology existing on April 6, 1998 or developed by ATL during the three-year period following April 6, 1998 in ultrasound systems weighing 15 pounds or less, and ATL had the exclusive right to use our technology existing on April 6, 1998 or developed by us during the same three-year period in ultrasound systems weighing more than 15 pounds. On April 6, 2003, this cross-license became nonexclusive and, except for the patented technology of each party, now extends to all ultrasound systems regardless of weight.

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, goodwill, intangible assets, warranty obligations, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     Sales to distributors are generally made pursuant to standard distributor agreements. We recognize revenue when title and risk of loss have transferred to the distributor. Our only significant post-shipment obligation to distributors is our product warranty covering materials and workmanship (see "Warranty expense" below). The distributor can only reject products for an obvious defect or shipping error, generally within 30 days of receipt, and in such cases, replacement products would be sent. Since the distributor's remedy is the replacement of the product and not a refund or credit, we do not defer any revenue associated with these sales. Costs associated with the repair of returned, defective products are captured in our warranty accrual. Our standard arrangements with distributors do not have any other return provisions.

     Our sales arrangements may contain multiple elements, which include hardware and software products. Revenue from the sale of software, software-related elements, and hardware when the software elements are more than incidental to the product as a whole, is recognized in accordance with SOP 97-2, "Software Revenue Recognition," as amended. We have vendor specific objective evidence, ("VSOE") of fair value for our products.  Accordingly, for transactions that have undelivered elements for which we have VSOE of the elements, revenue equal to the total fair value of the undelivered elements is deferred and is not recognized until the element is delivered to the customer.

     Valuation of inventories. Inventories are stated at the lower of cost or market on a first-in, first-out method. Included in our inventories balance are demonstration products used by our sales representatives and marketing department. Adjustments to reduce carrying costs are recorded for obsolete material, shrinkage, earlier generation products and used or refurbished products held either as saleable inventory or as demonstration product.

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

     Intangible Assets. Our intangible assets are comprised primarily of acquired technology and non-compete agreements related to the SonoMetric acquisition and reacquired distribution rights related to the SCM acquisition. We use our judgment to estimate the fair value of each of these intangible assets. Our judgment about fair value is based on our expectation of future cash flows and an appropriate discount rate. We also use our judgment to estimate the useful lives of each intangible asset.

      With respect to definite lived intangible assets, we evaluate the remaining useful lives annually. Indefinite-lived intangible assets are tested for impairment annually, or more frequently if circumstances dictate. If we conclude that any indefinite-lived intangible asset is impaired, we would record this as a loss on our statement of operations and as a reduction to the intangible asset.

     Warranty expense. We accrue estimated warranty expense at the time of sale for costs expected to be incurred under our product warranties. This provision for warranty expense is made based upon our historical experience and management's judgment. We have limited history with some of our products. In addition, we provide, with certain exceptions, a five-year warranty with the MicroMaxx system, which we began shipping in mid-June 2005. Given the length of the warranty period, the warranty liability for the MicroMaxx system is more difficult to estimate than it has been for our other products that have a one-year warranty. However, given the similarity of the components used in the MicroMaxx system compared with our other systems and the long-term repair rates of those other systems, we believe that we can reasonably estimate the amount of the warranty liability for this product. We expect our warranty liability and expense to increase significantly due to the five-year warranty offered with this product. Should actual failure rates and repair or replacement costs for any of our products differ from estimates, revisions to the estimated warranty liability may be required and our results may be materially affected.

     Income taxes. As part of the process of preparing our condensed consolidated financial statements, we are required to determine our income taxes. This process involves estimating our annual effective tax rate by jurisdiction and the nature and measurements of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences, and our net operating loss and credit carryforwards, result in deferred tax assets and liabilities. In each period, we assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income in each jurisdiction. To the extent we believe that we do not meet the test that recovery is "more likely than not", we establish a valuation allowance. To the extent that we establish a valuation allowance or change this allowance in a period, we adjust our tax provision or tax benefit in the statement of operations. We use our judgment to determine our provision or benefit for income taxes, and any valuation allowance recorded against our deferred tax assets.

     We have accumulated U.S. federal income tax net operating loss  ("NOL") carryforwards, foreign NOL carryforwards and research and experimentation tax credit carryforwards. Deferred tax assets were recognized on our balance sheet in the fourth quarter of 2004. Prior to this time, we provided a full valuation allowance against our deferred tax assets. The deferred tax assets primarily represent the income tax benefit of U.S. NOL's we have incurred. As required by SFAS No. 109, "Accounting for Income Taxes," ("SFAS 109") we did not recognize any tax assets on our balance sheet until it was "more likely than not" that the tax assets related to our U.S. operations would be realized. We have retained a valuation allowance against our deferred tax asset resulting from our international operations. Based upon a review of historical operating performance and our expectation that we will generate sustainable U.S. profitability for the foreseeable future, we believe it is more likely than not that the U.S. deferred tax assets will be fully realized. We will reevaluate our ability to utilize our NOL and tax credit carryforwards in future periods and, in compliance with SFAS 109, record any resulting adjustments that may be required to deferred income tax expense. In addition, we will reduce the deferred income tax asset for the benefits of NOL and tax credit carryforwards actually used in future quarters. The future impact on net income may therefore be positive or negative, depending on the net result of such adjustments and charges.

     Stock-Based Compensation. We have elected to measure our stock-based compensation expense relating to option grants to employees under our stock-based compensation plans using the intrinsic value method. Under this method, we record no compensation expense when we grant stock options to employees if the exercise price for a fixed stock option award granted to an employee is equal to the fair value of the underlying common stock at the date we grant the stock option.

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

     In addition to option grants, we have granted restricted stock units to certain employees, which were valued at market price at the date of grant. We are recognizing the fair market value of the restricted stock units granted as compensation expense over the vesting period of the units.

     In December 2004, FASB issued SFAS 123R. Under SFAS 123R, we will be required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the grant date of a stock-based award. The compensation calculated under the fair value method will then be recognized over the respective vesting period of the stock-based award. We will adopt the provisions of SFAS 123R during the first quarter of 2006. The adoption of SFAS 123R is expected to have a material impact on our results of operations. Also, SFAS 123R will require us to reflect the tax savings resulting from tax deductions in excess of the expense reflected in our financial statements as a financing cash flow, which may have a material impact on our future reported cash flows from operating activities.

Results of Operations for the Three Months and Nine Months Ended September 30, 2005 and September 30, 2004

Revenue

Overview

     Revenue increased to $34.8 million for the three months ended September 30, 2005 from $29.1 million for the three months ended September 30, 2004.  Revenue increased to $102.3 million for the nine months ended September 30, 2005 from $78.7 million for the nine months ended September 30, 2004.  The increases in both periods were due to increased sales volumes, both domestically and internationally.

United States

     U.S. revenue increased to $20.4 million for the three months ended September 30, 2005 from $16.2 million for the three months ended September 30, 2004.  U.S. revenue increased to $53.3 million for the nine months ended September 30, 2005 from $41.9 million for the nine months ended September 30, 2004.  The increases in both periods were due to increased direct, U.S. government and distributor sales.

Rest of the world

     Revenue from Europe, Africa and the Middle East increased to $7.7 million for the three months ended September 30, 2005, from $7.0 million for the three months ended September 30, 2004 primarily due to an increase in revenue from direct sales in France, an increase in sales to our distributors in Europe and our distributor in India that was partially offset by a decrease in direct sales in Germany.  We are taking steps to improve the situation in Germany, including hiring a highly respected and experienced ultrasound executive who we expect will be able to address the issues that have hindered us in Europe's largest market. Revenue increased to $29.0 million for the nine months ended September 30, 2005 from $23.7 million for the nine months ended September 30, 2004.  This increase was due primarily due to an increase in sales to our distributors in Italy and India, and an increase in revenue from direct sales in France and Spain that was partially offset by decreases in direct sales in Germany.

     Revenue from Canada, South America, Latin America and Asia Pacific (excluding Japan) increased to $3.6 million for the three months ended September 30, 2005 from $2.8 million for the three months ended September 30, 2004 primarily due to an increase in direct sales in Latin America and Australia.  Revenue increased to $10.7 million for the nine months ended September 30, 2005 from $6.7 million for the nine months ended September 30, 2004.  This increase was primarily due to an increase in sales to our distributors in Latin America and South America, large government sales in South America and an increase in direct sales in Australia and Canada.

     Revenue from Japan was $3.1 million for the three months ended September 30, 2005 and September 30, 2004.  Revenue from Japan increased to $9.4 million for the nine months ended September 30, 2005 from $6.3 million for the nine months ended September 30, 2004.  The increase in the nine-month period was primarily due to sales under our exclusive TITAN distribution arrangement with our distributor, Aloka Co. Ltd., sales under our exclusive iLook system distribution arrangement with our distributor, Nippon Sherwood Medical Industries Ltd., and other direct sales by our Japanese subsidiary.

     We anticipate that revenue will increase in 2005 compared to 2004 due to continued expansion of our direct selling efforts in the U.S. and Europe, the expansion of our direct sales operations in Japan, Canada and Australia, the expansion of our sales operations in China, introduction of new products and features, and the overall expansion of market awareness and acceptance of our products. Our subsidiary in Japan has licenses in its name to sell the 180 series, TITAN systems, MicroMaxx systems and iLook systems in Japan. Additionally, the expansion of our sales operations in China may not be as successful as anticipated and we may encounter regulatory and other issues in selling our products there. Our revenue may also be impacted by fluctuations in foreign exchange rates in the countries in which we sell our products in currencies other than the U.S. dollar. Increased competition may also impact the extent of the increase in our anticipated growth in revenue. We currently face competition from larger companies that manufacture cart-based and portable ultrasound systems and have greater financial and other resources. Some of these competitors have introduced hand-carried ultrasound products. We began shipping the MicroMaxx system, which incorporates our third generation ultrasound technology, in mid-June 2005 and it accounted for 33% of total system revenues during the three-month period ended September 30, 2005. Users of cart-based systems may not accept the MicroMaxx system, which could discourage widespread new users and uses for them. Our existing customers may not accept the MicroMaxx system due to pricing and functionality differences. If demand for the MicroMaxx system does not meet our projections, we may experience excess inventory levels and may be unable to generate sufficient revenue to grow our business.

Gross margin

     Gross margin increased to 70% for both the three and nine months ended September 30, 2005 from 67% and 66% for the three and nine months ended September 30, 2004. The increase in gross margin was primarily due to an improved product mix, improved manufacturing efficiencies due to the increased sales volume and the reduction in the royalty owed to ATL, which became effective in September 2004.

     We expect our gross margin percentage in 2005 to increase slightly from 2004 due to increased average selling prices, increased manufacturing efficiencies and also due to a reduction in the royalty owed to ATL. Nevertheless, increased competition from existing and new competitors in the portable ultrasound system market could result in lower average realized prices and could lower our gross margin. Our gross margin can be expected to fluctuate in future periods based on the mix of business between direct, government and distributor sales and our product and accessories sales mixes. Changes in our cost of inventory also may impact our gross margin. Adjustments to reduce carrying costs are recorded for obsolete material, earlier generation products and used or refurbished products held either as saleable inventory or as demonstration product. If market conditions change or the introduction of new products by us impacts the market for our previously released products, we may be required to write down the carrying value of our inventory, resulting in a negative impact on gross margins. Additionally, we rely on our sales forecasts by product to determine production volume. To the extent our sales forecasts or product mix estimates are inaccurate, we may produce excess inventory or experience inventory shortages, which may result in an increase in our costs of revenue, a decrease in our gross margin or lost sales. Our gross margin may also be impacted by fluctuations in foreign exchange rates in the countries in which we sell our products in currencies other than the U.S. dollar.

Operating expenses

     Research and development expenses were $3.8 million for the three months ended September 30, 2005, compared to $2.9 million for the three months ended September 30, 2004.  Research and development expenses were $11.0 million for the nine months ended September 30, 2005, compared to $9.1 million for the nine months ended September 30, 2004.  The increases in both periods were primarily due to expenses associated with the development of and enhancements to the MicroMaxx system, which began shipping in mid-June 2005.

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

     Sales and marketing expenses were $15.5 million for the three months ended September 30, 2005, compared to $12.7 million for the three months ended September 30, 2004.  Sales and marketing expenses were $50.3 million for the nine months ended September 30, 2005, compared to $36.4 million for the nine months ended September 30, 2004.  The increases in both periods were primarily due to increased compensation for commissions related to the increase in revenue, marketing costs incurred to promote the MicroMaxx system, and expansion of our international operations.

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

     General and administrative expenses were $3.2 million for the three months ended September 30, 2005, compared to $2.7 million for the three months ended September 30, 2004. General and administrative expenses were $9.7 million for the nine months ended September 30, 2005, compared to $7.1 million for the nine months ended September 30, 2004. The increases in general and administrative expenses in the three-month period were related primarily to defending our patent rights in the existing Neutrino patent infringement litigation.  The increases in the nine-month period were related primarily to defending our patent rights in the existing Neutrino patent infringement litigation, defending ourselves in a dispute with a former distributor and supporting our business growth.

     We anticipate that general and administrative expenses will increase in 2005 compared to 2004 in order to support our increased business activity. Also, we expect to incur substantial additional legal expenses in connection with pending litigation. In addition, we may incur unanticipated legal expenses if we become involved in any new litigation.

Other income (expense)

     For other income and expense, we reported income of $0.5 million for the three months ended September 30, 2005 compared to income of $0.3 for the three months ended September 30, 2004. The increase in 2005 compared to 2004 was primarily due to an increase in interest income, which was caused by an increase in the return on our investments. We reported other income of $0.4 million for the nine months ended September 30, 2005 compared to income of $0.6 million for the nine months ended September 30, 2004.  The decrease was primarily due to a $0.7 million increase in net foreign currency losses that were partially offset by an increase in interest income.

Income tax provision

     For the three and nine months ended September 30, 2005, we recorded an income tax provision of $1.1 million and $0.8 million, compared to a provision of $0.2 million for the three and nine months ended September 30, 2004. Since the recognition of U.S. deferred tax assets in the fourth quarter of 2004, we record an income tax provision or benefit related to the profitability or loss of our U.S. operations. Our consolidated income tax provision rate during the three and nine months ended September 30, 2005 was 42.7% and 86.9%, which is higher than the expected annual rate of approximately 35% due to the impact of elimination of inter-company profit in consolidation for shipments made to our international subsidiaries, which has the affect of lowering pre-tax income without a corresponding reduction in taxable income. We record a tax provision on U.S. income, but do not record a tax provision or benefit on foreign results because of the 100% valuation allowance on foreign net operating losses. We anticipate that the consolidated tax rate in the fourth quarter will be lower than the consolidated tax rate in the third quarter.

Liquidity and Capital Resources

     Our cash and cash equivalents balance was $21.2 million as of September 30, 2005, compared to $17.3 million as of December 31, 2004. Cash and cash equivalents were primarily invested in money market accounts. Our short-term and long-term investment securities totaled $42.8 million as of September 30, 2005, compared to $46.8 million as of December 31, 2004. Investment securities consist of high-grade U.S. government or corporate debt and high-grade asset-backed securities. While our intent is to hold our securities until maturity, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies.

     Operating activities used cash of $5.5 million for the nine months ended September 30, 2005, compared to cash provided of $5.3 million for the nine months ended September 30, 2004. The cash used in 2005 was primarily due to increased inventory in 2005 needed to support higher sales activity, a build-up of MicroMaxx system related inventories related to its introduction and the bulk purchase of certain discontinued integrated circuit chips, which are currently used in our products, an increase in receivables resulting from our increased sales, and a decrease in accounts payable.

     We anticipate that cash provided from operations will decrease in 2005 compared to 2004 primarily due to increased inventory in 2005 needed to support higher sales activity, a build-up of MicroMaxx system related inventories related to its introduction and the bulk purchase of certain discontinued integrated circuit chips and an increase in receivables resulting from increased sales.

     Investing activities provided cash of $1.0 million for the nine months ended September 30, 2005, compared to cash used of $7.8 million for the nine months ended September 30, 2004. The increase in cash provided in 2005 compared with 2004 was primarily due to $3.5 million of net sales/maturities of investment securities in 2005 compared to $2.1 million of net purchases of investment securities 2004. Additionally, cash provided by investing activities increased as a result of a reduction in purchases of property and equipment and a reduction in acquisition activities.

     We anticipate using cash to invest in high quality investment instruments in 2005, the extent of which will depend on the interest rate environment during the period and the timing of cash flows from our operations during the period.

     Financing activities provided cash of $7.5 million for the nine months ended September 30, 2005, compared to $3.6 million for the nine months ended September 30, 2004. The source of cash provided by financing activities in 2005 was the exercise of employee stock options totaling $7.5 million, compared to $3.7 million in 2004.

     We believe that our existing cash and cash generated from operations will be sufficient to fund our operations and planned capital expenditures in 2005. Nevertheless, we may experience an increased need for additional cash due to:

•	any significant decline in our revenue or gross margin;
•	any delay or inability to collect accounts receivable;
•	any acquisition or strategic investment in another business;
•	any significant increase in expenditures as a result of expansion of our sales and marketing infrastructure, our manufacturing capability, or our product development activities;
•	any significant increase in our sales and marketing expenditures as a result of our introduction of new products; and
•	any significant increase in expenditures related to pending patent infringement litigation.

Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price

Our results of operations are subject to significant quarterly variation and periodic fluctuation.

     Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control.  These factors include:

•	the timing of new product introductions by us or our competitors;
•	legal and regulatory costs;
•	the timing of orders from major customers and distributors, including bulk orders from governmental entities and demo orders for new distributors;
•	seasonal buying patterns of our customers;
•	development and promotional expenses relating to new product introductions;
•	the revenue mix by product and geography;
•	changes in pricing policies by us or our competitors;
•	foreign exchange rates;
•	fluctuations in our consolidated tax rates;
•	our ability to meet demand for our products;
•	the market acceptance of our products;
•	changes in distribution channels; and
•	the ability of our sales force to effectively market and sell our products.

     Accordingly, our quarterly sales and operating results may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as indications of future performance.

If our products, including our new MicroMaxx system, do not gain market acceptance, we will fail to generate sufficient revenue to maintain our business.

     The market for high-performance, hand-carried ultrasound systems is relatively new. We seek to sell our products to current users of ultrasound, as well as to physicians and other healthcare providers who do not currently use ultrasound. The success of our products depends on their acceptance by the medical community, patients and third-party payers as medically useful, safe and cost-effective.

     In mid-June 2005, we began shipping our newest product, the MicroMaxx system.  The MicroMaxx system is based on the third generation of our proprietary ASIC technology.

     Competing portable or traditional cart-based ultrasound devices may be more accepted or cost-effective than our products. Physicians and other healthcare providers may adopt our products at a slow rate, if at all. Although customers who are experienced in ultrasound procedures will need little, if any, specialized training to use our products, any new users of ultrasound will require training and education to properly administer ultrasound examinations. If these potential customers are unable or unwilling to be trained due to cost, time constraints, unavailability of courses or other reasons, we could experience limited demand for our products. If the market fails to accept our products, we will be unable to generate sufficient revenue to maintain our business.

If we experience difficulties in manufacturing or selling our new MicroMaxx system, we may fail to meet our 2005 revenue projections or we may incur greater than expected warranty expense.

     We began shipping the MicroMaxx system in mid-June 2005 and it accounted for 33% of total system revenue during the three-month period ended September 30, 2005. We will manufacture the MicroMaxx system at our Bothell, Washington facility incorporating components manufactured by various suppliers. If we encounter supplier, regulatory, engineering or technical difficulties in manufacturing the MicroMaxx system, we may incur delays in delivery of these products to customers that could adversely affect our revenues for 2005 and beyond.

     Users of cart-based ultrasound systems may not accept the MicroMaxx system, which could discourage widespread new users and uses for them. Our existing customers may not accept the MicroMaxx system due to pricing and functionality differences. If demand for the MicroMaxx system does not meet our projections, we may experience excess inventory levels and may be unable to generate sufficient revenue to grow our business.

     Except for certain items that may be shipped with the MicroMaxx system, we include a five-year warranty with the MicroMaxx system. Given the length of the warranty period, the warranty liability for the MicroMaxx system is more difficult to estimate than it has been for our other products that have a one-year warranty. We expect our warranty liability and expense to increase significantly due to the five-year warranty offered with this product. Should actual failure rates and repair or replacement costs differ from estimates, additional warranty expense may be incurred and our results may be materially affected.

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

     These manufacturers of cart-based and portable ultrasound systems could use their greater resources to increase and withstand competition through various means, including price and payment terms, marketing strategies that bundle the sale of portable systems with other medical products, technological innovation, market penetration, employee compensation, hospital systems integration and complementary services such as warranty protection, maintenance and product training. Existing product supply relationships between these competitors and our potential customers could discourage widespread adoption of our products due to brand loyalty or preferred customer discounts. Competition from these companies for employees with experience in the primary point-of-care market could result in higher turnover of our employees. If we are unable to respond to competitive pressures within the cart-based and hand-carried ultrasound markets, we could experience delayed or reduced market acceptance of our products, higher expenses and lower revenue.

     In addition, as the market for high-performance, hand-carried ultrasound develops, we expect competition to increase as potential and existing competitors enter the portable market or modify their existing products to more closely approximate the combined portability, quality, performance and cost of our products. Our current competitors in the portable market include Siemens, GE Healthcare, Philips Medical Systems, Biosound Esaote, Inc., Medison America Inc., a subsidiary of Medison Company, Ltd., Terason, a division of TeraTech Corporation, and ZONARE Medical Systems, Inc. GE Healthcare has recently introduced the Vividi, a portable cardiac ultrasound system, and previously introduced the LOGIQ Book XP, a general-purpose portable ultrasound system. These competitors may develop highly portable or point-of-care ultrasound systems that offer the same or greater reliability and quality, perform greater or more useful functions or are more cost-effective than our products. Some of these competitors may also be able to use their marketing resources to gain a competitive advantage by more effectively building brand awareness of their products. If we are unable to compete effectively with current or new entrants to the high-performance, hand-carried ultrasound market, we will be unable to generate sufficient revenue to maintain our business.

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

If healthcare reimbursement policies place limits on which providers may receive payment for imaging services or substantially reduce reimbursement amounts or coverage for specific procedures, we may experience limited market acceptance of our products.

     Market acceptance of our products depends in part on the extent to which our customers receive reimbursement for the use of our products from third party payers such as Medicare, Medicaid and private health insurers. Presently, payment policies for physician-performed diagnostic imaging are fairly unrestricted. The continuing efforts of governmental authorities, private health insurers and other third party payers to contain or reduce the costs of healthcare through various means could, however, result in more restricted payment policies for diagnostic imaging.  Additionally, traditional providers of imaging examinations in the U.S. have a professional and financial interest in retaining their status as the principal providers of imaging services.   These providers have  attempted, through legislative means,  to modify the reimbursement policies covering the provision of imaging services, including ultrasound imaging, so as to prevent potential new users from receiving payment for ultrasound and other imaging services.   If any of these various groups' efforts were to lead Congress to place significant restrictions on the provision of imaging services or the requirements necessary to provide such services, market acceptance of our products could be limited.

     As an example, in March 2005, an independent federal advisory group, the Medicare Payment Advisory Commission ("MedPAC"), recommended that the U.S. Congress direct the Secretary of Health and Human Services to set standards for providers wishing to receive reimbursement from the Medicare program for diagnostic imaging services. To date the U.S. Congress has not taken such action.  However, the possibility that it could do so in the future remains.

          Additionally, commercial insurers have also taken steps to control utilization of imaging services. For example, Highmark Blue Cross Blue Shield, a commercial insurer operating in Pennsylvania, has recently required that providers meet specific requirements in order to be privileged to provide imaging services to its subscribers in 29 counties in the western part of the state.  Proliferation of policies similar to these has the potential to limit acceptance of our products in office markets.

     Third party payers may also attempt to reduce healthcare costs by making across-the-board reductions in the payment amount for imaging examinations or eliminating payment altogether for particular types of imaging examinations. As an example, a Medicare payment policy covering physician services effective January 2006 will institute a multiple procedure payment reduction for a select number of ultrasound services when performed in a single session.  Payment for the technical component of second and subsequent services performed in the same session on contiguous body parts will be cut by 25% in 2006 and 50% in 2007.  In this particular case, the list of procedures covered under this new policy is so small that it is likely to have a negligible impact on total payments to the typical SonoSite customer and thus have no negative impact on demand for our products.  However, a broadening of this policy to include additional procedures or the adoption of this type of policy by commercial payers could dampen demand for our products where those purchases are discretionary.

     Additionally, to the extent that the use of current or future products that SonoSite may develop is not described by existing Current Procedural Terminology codes or is not covered under existing coverage policies, there is a risk that reimbursement for studies performed with such products could not be attained at all or within a reasonable timeframe.  For example, carotid intima media thickness measurement, which is a performed by our SonoCalc IMT software, is not a part of any insurance company's standard benefits package.

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

     We may become involved in the defense and prosecution, if necessary, of intellectual property suits, patent interferences, opposition proceedings and other administrative proceedings. For example, on July 24, 2001, Neutrino filed a complaint against us in U.S. District Court, Southern District of Texas, Houston Division, alleging infringement of the '021 patent by SonoSite as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180PLUS, SonoHeart and SonoHeart Plus devices. Subsequently, the SonoHeart ELITE, iLook, TITAN and MicroMaxx systems were also added to the lawsuit. The complaint asserts claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorney's fees and costs, and pre- and post-judgment interest. On August 14, 2001, we filed an answer asserting affirmative defenses of non-infringement and patent invalidity, and included a counterclaim seeking a declaratory judgment of non-infringement and invalidity regarding Neutrino's patent. On October 4, 2001, the court denied a request by Neutrino for preliminary injunctive relief to prevent us from manufacturing and selling our products pending the ultimate disposition of the litigation. On February 20, 2002, in what is known as a "Markman" hearing, the parties presented their arguments regarding the proper construction of Neutrino's patent claims.

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

     On September 30, 2004, the Texas court issued its rulings on the summary judgment motions. First, the court denied our motion for summary judgment based on invalidity, finding that there are issues of fact in dispute that must be resolved by a jury at trial. Second, the court granted Neutrino's motion for summary judgment of infringement, finding that the SonoSite products infringe the '021 patent as the court has construed the claims in the Markman hearing. As a result, the court ordered us and Neutrino to enter into mediation, which was required to be completed by January 31, 2005. Mediation was unsuccessful and the court set a jury trial date for the fall of 2005. However, as of the date of this filing, no specific trial date has yet been set. The parties have completed the filing of pretrial motions and expert reports, discovery, and depositions. Prior to the start of trial, the court must rule on numerous motions filed by the parties that are pending before it.

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

     We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in these matters. If we are not successful in our defense of these claims, we could be forced to pay damages related to past product sales, modify or discontinue selling our products or may enter into royalty or licensing agreements for future product sales, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represented the majority of our revenue for the nine month periods ended September 30, 2005 and 2004.

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

     The percentage of our revenue originating outside the U.S. equaled 48% for the nine months ended September 30, 2005 and 47% for the year 2004.  Total sales for the nine months ended September 30, 2005 denominated in a currency other than U.S. dollars ("USDs") were approximately $24.5 million, or 24% of total consolidated revenues. Our revenue from international sales may be adversely affected by any of the following risks:

•	currency rate fluctuations;
•	adverse political or economic conditions;
•	reduced protection for intellectual property rights;
•	longer receivables collection periods and greater difficulty in receivables collection;
•	localizing products for foreign markets; and
•	compliance with export laws, including license requirements, trade restrictions and tariff increases.

     As of September 30, 2005, 56% of our outstanding accounts receivable balance was from international customers, of which 47%, or approximately $9.3 million, was denominated in a currency other than USDs.  We regularly review our receivable positions in foreign countries for any indication that collection may be at risk.

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

     As a part of the annual audit of our internal controls over financial reporting and our consolidated financial statements for the year ended December 31, 2004, a material weakness was identified regarding the preparation and review of our tax provision. As of December 31, 2004, we did not have the appropriate level of expertise to properly calculate and review our accounting for income taxes. As a result of this deficiency in our internal control over financial reporting, we did not detect errors in the measurement of income tax amounts as of and for the year ended December 31, 2004. Specifically, the deferred state income tax benefit was misstated due to an error in the calculation of the amount of the state tax NOL carryforwards and was subsequently corrected to reflect the proper measurement of income taxes in accordance with U.S. generally accepted accounting principles. The adjustments and material weakness were limited to income tax calculations and did not impact our revenue, cash flow, or pre-tax income. The tax adjustments represented a control deficiency that constituted a material weakness under the rules specified by the Public Companies Accounting Oversight Board Auditing Standard No. 2. Because of this material weakness, our management concluded that, as of December 31, 2004, we did not maintain effective internal control over financial reporting based on those criteria. As a result, KPMG LLP has issued an adverse opinion with respect to our internal controls over financial reporting and their report is included in our 2004 Annual Report on Form 10-K.

     Should we, or our independent registered public accounting firm, determine in future fiscal periods that we have additional material weaknesses in our internal controls over financial reporting, our results of operations or financial condition may be materially adversely affected and the price of our common stock may decline.

We have a history of losses and we may incur losses in the future.

     We have incurred net losses in each fiscal year since we commenced operations, with the exception of $23.0 million of net income reported during the year ended December 31, 2004. As of September 30, 2005, we had an accumulated deficit of approximately $64.3 million. We may be unable to sustain or increase future profitability on a quarterly or annual basis. Although we expect to achieve profitability in future periods, we may incur losses if we cannot increase or sustain our revenue. We expect that our operating expenses will increase in the foreseeable future as we expand our sales and marketing infrastructure, our administrative support, our product development activities and our product offerings, including new products incorporating our third generation technology. Our expansion efforts, to be successful, may require more funding than we currently anticipate. Accordingly, we will need to generate significant additional revenue in the future before we will be able to sustain or increase profitability. If we cannot generate such revenue, we may not be profitable. If we fail to achieve sustained profitability, the market price for our common stock will likely fall.

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

     In March 2003, one of our component suppliers, Philips, informed us that, commencing in September 2003, it would discontinue production of certain integrated circuit chips used in some of our products. In the second quarter of 2003, we entered into a purchase commitment totaling approximately $3.6 million for supplies of these chips from Philips for our anticipated manufacturing needs. In the fourth quarter of 2004, we entered into an additional purchase commitment with Philips totaling approximately $1.9 million for supplies of these same chips. We have fulfilled our total purchase requirements under both commitments. Demand for our products, however, may exceed our forecasts. Conversely, if demand for our products falls short of our forecasts, we may experience excess inventory of these chips. If our actual demand for these chips varies significantly from our forecasted demand, we may experience delays in manufacturing, lost sales, a write-down of inventory or a deterioration in gross margin.

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

     In the fourth quarter of 2004, deferred tax assets relating to our U.S. operations were recognized on our balance sheet resulting in a one-time income tax benefit. Prior to this time, we provided a full valuation allowance against our deferred tax assets. The deferred tax assets primarily represent the income tax benefit of U.S. NOL's we have incurred since inception. As required by SFAS 109,  we did not recognize any tax assets on our balance sheet until it was "more likely than not" that the tax assets related to our U.S. operations would be realized on future tax returns. Based upon a recent review of historical operating performance and our expectation that we will generate sustainable U.S. profitability for the foreseeable future, we now believe it is more likely than not that the U.S. deferred tax assets will be fully utilized. We have not reduced our valuation allowance against our deferred tax asset resulting from our international operations because they have sustained consistent losses and have not demonstrated sustainable profitability. Until it is more likely than not that the tax assets related to our international operations can be realized on future tax returns, the tax benefit of any future losses generated by our international operations will not be available to offset any income tax expense recorded for our U.S. operations. Therefore, our consolidated effective income tax rate may fluctuate if our U.S. operations continue to generate profits and our international operations continue to generate losses.

    We will reevaluate our ability to utilize our NOL and tax credit carryforwards in future periods and, in compliance with SFAS No. 109, record any resulting adjustments that may be required to deferred income tax expense. The Tax Reform Act of 1986 contains provisions under section 382 of the Internal Revenue Code that limit the federal NOL carryforwards that may be used in any given year in the event of specified occurrences, including significant ownership changes. If these specified events occur, we may lose some or all of the tax benefits of these carryforwards. In addition, we will reduce the deferred income tax asset for the benefits of NOL and tax credit carryforwards actually used in future quarters. Therefore, if our U.S. operations continue to generate profits, we will record the related income tax expense for financial reporting purposes based on a blended federal and state rate applied to U.S. income. While this tax expense will reduce net income, no cash will be paid for income taxes, other than required alternative minimum tax and state tax payments, until the NOL and tax credits have been fully utilized. If in the future we determine, based on our assessment of both positive and negative evidence and objective and subjective evidence, which takes into consideration our forecasted taxable income, that it is more likely than not that we will not realize all or a portion of the deferred tax assets, we will record a valuation allowance against deferred tax assets which would result in a charge to income tax expense.

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

     In addition, disagreements with our distributors or nonperformance by distributors could lead to costly and time-consuming litigation or arbitration and disrupt distribution channels for a period of time and require us to re-establish a distribution channel.  For example, in May 2005, we arbitrated a dispute with our former distributor in the veterinary market. The arbitration panel unanimously found in our favor. We recently appointed a new distributor for the U.S. veterinary market, Aloka Co. Ltd.

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

     Our products, our manufacturing activities and the manufacturing activities of our third-party medical device manufacturers are subject to extensive regulation by a number of governmental agencies, including the Federal Drug Administration ("FDA") and comparable international agencies. Our third-party manufacturers and we are or will be required to:

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

     We currently hold 35 patents relating to our technology. A number of other patents are pending in the United States and in foreign jurisdictions. Additionally, we have a license from ATL to use certain ATL technology and ATL technological developments in our hand-carried products. This license was exclusive through April 5, 2003, and became nonexclusive after that date. We also enter into confidentiality and invention ownership agreements with our employees, consultants and corporate partners, and generally control access to, and the distribution of, our product designs, documentation and other proprietary information, as well as the designs, documentation and other information that we license from others.

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

     We currently account for stock-based awards to employees using the intrinsic value method in accordance with APB 25. The notes to our financial statements, under the heading "Stock-based compensation," reflects the impact during the three and nine months ended September 30, 2005 and 2004 on our net income (loss) and net income (loss) per share had we determined compensation cost for our stock-based compensation consistent with the method prescribed in SFAS 123. Recent accounting pronouncement SFAS 123R will require us to record compensation expense for stock-based awards to employees in our operations beginning in the first quarter of 2006. This pronouncement will require us to expense the portion of outstanding awards for which the requisite service has not been rendered as of January 1, 2006 under our existing plans as well as any awards made under our 2005 equity incentive plan, which was recently approved by our shareholders. In addition, our shareholders recently approved an employee stock purchase plan ("ESPP"). Based upon the structure of the ESPP, we will be required to record compensation expense for financial statement purposes in connection with the rights to purchase our stock to employees under the ESPP as well. The recording of expenses under this pronouncement will significantly reduce our net income and earnings per share. Our cash flow from operations may also be impacted by income tax benefits on stock options, which are required to be classified as cash provided by financing activities once we adopt SFAS 123R.

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

     In May 2004, we acquired 100% of the outstanding common shares of SonoMetric. The results of SonoMetric's operations have been included in our consolidated financial statements since that date. We currently sell a stand-alone version of SonoMetric's software, SonoCalc, that measures the intima media thickness, or IMT, of the carotid artery and have incorporated SonoMetric's software into our newest product, the MicroMaxx system. Since the acquisition, revenue from sales of this software has not been significant. At September 30, 2005, we had approximately $2.3 million of goodwill and intangible assets on our balance sheet related to the SonoMetric acquisition. Because of future contingent payments of up to $4.5 million associated with the SonoMetric acquisition, the total amount of these assets may increase significantly. Any impairment of these assets in the future could result in charges to our operating results.

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

     Additionally, in April 2005 our shareholders approved a new employee stock incentive plan totaling 1,300,000 shares and a new ESPP totaling 1,000,000 shares, which will further dilute the ownership of our existing shareholders.

The concentrated ownership of our common stock could delay or prevent a change of control, which could cause a decline in the market price of our common stock.

     As of September 30, 2005, our executive officers, directors and affiliated entities together beneficially owned approximately 5.9% of the outstanding shares of our common stock. Based on currently available information, seven other shareholders owned in the aggregate approximately 43.6% of the outstanding shares of our common stock. Among these shareholders, Kopp Investment Advisors LLC owned approximately 8.6% of the outstanding shares of our common stock and Amaranth Advisors LLC owned approximately 8.6%. As a result, these shareholders or any other concentrated owner may be able to exert significant influence over all matters requiring shareholder approval, including the election of directors, matters relating to the attraction and retention of employees, such as stock option plans, and approval of significant corporate transactions that could include certain matters relating to future financing arrangements and unsolicited tender offers. This concentration of ownership may delay, deter or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock, which could result in a decline in our stock price.

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

     Our spin-off was treated by ATL as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986. If ATL were to recognize taxable gain from the spin-off, the Internal Revenue Service ("IRS") could impose that liability on any member of the ATL consolidated group as constituted prior to the spin-off, including us. Generally, the IRS may assert that our spin-off from ATL is a taxable transaction until the expiration of the statute of limitations applicable to ATL with respect to the spin-off transaction. The expiration of the statute of limitations with respect to the spin-off transaction depends upon the actions and tax filings of ATL and the special rules applicable to spin-offs in general, which special rules could result in the extension of the general statute of limitations for an indefinite period of time. In the event of a tax liability, ATL has agreed to cover 85% of any such liability, unless the tax is imposed due to our actions solely or by ATL solely, in which case, we have agreed with ATL that the party who is solely at fault shall bear all of the tax liability. We are unaware of any actions that would result in a tax liability to us under the indemnity agreement regarding the spin-off transaction. We are aware that ATL was acquired in a transaction subsequent to the spin-off transaction, which could potentially result in the spin-off being treated as a taxable transaction, but which resulting tax liability in our view would be the sole responsibility of ATL pursuant to our agreement with ATL. ATL may refuse, however, to indemnify us for a tax liability arising out of the spin-off transaction or may argue that it did not cause the tax liability to be imposed. In such event, we may incur a significant expense for all or a portion of the taxes related to the spin-off.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

     We are exposed to market risk relating to changes in interest rates, which could adversely affect the value of our investments in marketable securities.

     As of September 30, 2005, our portfolio consisted of $19.9 million of interest-bearing debt securities with maturities of less than one year and $22.9 million of interest-bearing debt securities with maturities of more than one year. Our intent is to hold these securities until maturity, but we have classified them as available-for-sale in the event of unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for the remainder of 2005 from a hypothetical 10% increase in market interest rates would not have a material impact on the investment portfolio.

Foreign currency risk

     Except for sales transacted by our wholly-owned subsidiaries, we transact all our sales in USDs; therefore, the obligations of many of our international customers are in USDs. Our exposure to risk from fluctuations in foreign currencies relates primarily to the strengthening of the USD against the local currency of our international subsidiaries, which may result in foreign exchange losses on transactions with them, and our international customers, which may impact our ability to collect amounts owed by them.

     As of September 30, 2005, 56% of our outstanding accounts receivable balance was from international customers, of which 47%, or approximately $9.3 million, was denominated in a currency other than USDs.  The British pound, the European Union euro and the Japanese yen represented the majority of financial transactions executed in a currency not denominated in USDs. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk.  In addition, we utilize letters of credit where they are warranted in order to mitigate our collection risk.

     We periodically enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. As of September 30, 2005, we had $28.9 million in foreign currency forward contracts.  These contracts expire on December 30, 2005 and serve as hedges of a substantial portion of our intercompany balances denominated in a currency other than the USD.  These foreign currencies primarily include the British pound, the European Union euro and the Japanese yen. A sensitivity analysis of a change in the fair value of these contracts indicates that if the USD weakened by 10% against the applicable foreign currency, the fair value of these contracts would decrease by approximately $2.9 million. Conversely, if the USD strengthened by 10% against the applicable foreign currency, the fair value of these contracts would increase by approximately $2.9 million. Any gains and losses on the fair value of these contracts would be largely mitigated by offsetting losses and gains on the underlying transactions. These offsetting gains and losses are not reflected in the sensitivity analysis above. The fair value of these contracts as of September 30, 2005 was not material to our results of operations or our financial position.

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

     Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005, and they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal control over financial reporting

     We intend to regularly review and evaluate the design and effectiveness of our internal controls over financial reporting on an ongoing basis and to improve these controls and procedures over time and to correct any deficiencies that we may discover in the future. We have made no changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Material weaknesses had been previously identified in our accounting for income taxes. The errors that were made in the initial income tax provision calculation were limited to a few specific areas and we have since been more diligent in our review of those areas. Additionally, we have hired an employee dedicated solely to the area of taxes, who has the background and expertise to strengthen our tax provision preparation process. We also expect to continue to use a third party tax firm to provide tax preparation and provision guidance.

PART II:  OTHER INFORMATION

Item 1.    Legal Proceedings

    On July 24, 2001, Neutrino filed a complaint against us in U.S. District Court, Southern District of Texas, Houston Division, alleging infringement of the '021 patent by SonoSite as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180PLUS, SonoHeart and SonoHeart Plus devices. Subsequently, the SonoHeart ELITE, iLook, TITAN and MicroMaxx systems were also added to the lawsuit. The complaint asserts claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorney's fees and costs, and pre- and post-judgment interest. On August 14, 2001, we filed an answer asserting affirmative defenses of non-infringement and patent invalidity, and included a counterclaim seeking a declaratory judgment of non-infringement and invalidity regarding Neutrino's patent. On October 4, 2001, the court denied a request by Neutrino for preliminary injunctive relief to prevent us from manufacturing and selling our products pending the ultimate disposition of the litigation. On February 20, 2002, in what is known as a "Markman" hearing, the parties presented their arguments regarding the proper construction of Neutrino's patent claims.

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

     On September 30, 2004, the Texas court issued its rulings on the summary judgment motions. First, the court denied our motion for summary judgment based on invalidity, finding that there are issues of fact in dispute that must be resolved by a jury at trial. Second, the court granted Neutrino's motion for summary judgment of infringement, finding that the SonoSite products infringe the '021 patent as the court has construed the claims in the Markman hearing. As a result, the court ordered us and Neutrino to enter into mediation, which was required to be completed by January 31, 2005. Mediation was unsuccessful and the court set a jury trial date for the fall of 2005. However, as of the date of this filing, no specific trial date has yet been set. The parties have completed the filing of pretrial motions and expert reports, discovery, and depositions. Prior to the start of trial, the court must rule on numerous motions filed by the parties that are pending before it.

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

     We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in these matters. If we are not successful in our defense of these claims, we could be forced to pay damages related to past product sales, modify or discontinue selling our products or may enter into royalty or licensing agreements for future product sales, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represented the majority of our revenue for the nine month periods ended September 30, 2005 and 2004.

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

Item 5. Other Information

     As previously reported by SonoSite on a Form 8-K filed on August 1, 2005, on July 26, 2005, the Board of Directors of SonoSite approved, effective immediately, a new cash compensation package for the Company's non-employee members of the Board.  That filing contained one inadvertent error in the compensation table in which the former compensation and current compensation amounts for the Board Member "Per Meeting Fee (in person)" were transposed. The corrected table, which replaces the prior table in its entirety, is as follows:

Role	Compensation Element	Former Compensation	Current Compensation

Board Member	Annual Retainer	$20,000	$20,000
	Per Meeting Fee (in person)	$1,000 per meeting series	$1,000 per day
	Per Meeting Fee (by phone)	$0	$500 per day

Lead Independent/Chair	Additional Annual Retainer	$20,000	$20,000

Committee Chairman	Annual Retainer
	Audit	$0	$10,000
	Compensation	$0	$6,000
	Corporate Governance	$0	$2,000
	Executive	$0	$2,000

Committee Member	Annual Retainer
	Audit	$0	$5,000
	Compensation	$0	$3,000
	Corporate Governance	$0	$1,000
	Executive	$0	$1,000

	Per Meeting Fee
	Audit	$0	$0
	Compensation	$0	$0
	Corporate Governance	$0	$0
	Executive	$500	$0

     The Company pays meeting fees monthly for any meetings held each month, as well as the annual retainers in 12 monthly installments.  Equity compensation remains unchanged.  As before, directors who are employed by the Company will receive no additional compensation for their services rendered as directors of the Company.

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

SONOSITE, INC. (Registrant)

Dated:	November 9, 2005	By:	/s/ MICHAEL J. SCHUH

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