Form 10-K
SONOSITE INC
filed 2006-03-16
CIK 1055355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005

OR

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______to________.

Commission file no. 0-23791
___________________

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
Common stock, $0.01 par value

     Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act) Yes [  ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [  ]

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act)   Large accelerated filer [  ] Accelerated filer [ X ] Non-accelerated filer [  ]

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sale price of the registrant’s Common Stock on June 30, 2005 as reported on the Nasdaq National Market, was $477,107,800.

     As of February 28, 2006, there were 16,150,420 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in 2006, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SONOSITE, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

Trademarks

     SonoSite®, the stylized SonoSite logo, iLook®, SonoHeart®, and TITAN® are all registered trademarks of SonoSite, Inc. 180PLUS™, SonoCalc™, OnSite™, Imaging Physical™, and MicroMaxx™ are trademarks of SonoSite, Inc. All other brand names, trademarks or service marks referred to in this report are the property of their owners.

PART I

     Our disclosure and analysis in this report and in our 2005 Annual Report to shareholders, of which this report is a part, contain forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

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
  other statements about our plans, objectives, expectations and intentions; and
  other statements that are not historical facts.

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

     We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future quarterly reports on Form 10-Q, current reports on Form 8-K and annual reports on Form 10-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under the caption “Risk Factors” in this report. These are risks that could cause our actual results to differ materially from those anticipated in our forward-looking statements or from our expected or historical results. Other factors besides the risks, uncertainties and possibly inaccurate assumptions described in this report could also affect actual results.

ITEM 1. BUSINESS

Overview

     We are the world leader in hand-carried ultrasound (“HCU”). We specialize in the development of HCU systems for use in a variety of medical specialties and in a range of clinical settings. Our proprietary technologies have enabled us to design hand-carried diagnostic ultrasound systems that combine high resolution, all-digital, broadband imaging with advanced features and capabilities typically found on cart-based ultrasound systems. We believe that the performance, size, durability, ease of use and cost-effectiveness of our products are expanding existing ultrasound markets, and are opening new markets by bringing ultrasound out of the imaging lab to the point-of-care such as the patient’s bedside or the physician’s examining table.

     The large size, weight and complexity of traditional cart-based ultrasound systems typically require a physician or highly trained clinician to perform the examination in a centralized imaging department, such as a hospital’s radiology department. Our strategic intent is to enable clinicians to use ultrasound in a variety of clinical settings by developing each potential market based on three fundamental tenets: (i) the design of high performance system hardware, software and transducers with application-specific settings and capabilities; (ii) the provision of educational training that ensures appropriate use of the equipment in the clinical setting; and (iii) the support of professional institutions and ultrasound thought leaders in the completion of use protocols and clinical research that accelerates the adoption of HCU to improve patient outcomes. By providing ultrasound at the primary point-of-care, our systems can eliminate delays associated with the outpatient referral process or moving heavy, cart-based systems across hospital departments to scan patients. This increased accessibility is changing clinical practice, improving patient care and safety and has the potential to reduce healthcare costs through earlier and more rapid diagnosis of diseases and conditions.

     We design our products for applications where ultrasound has not typically been used such as emergency medicine, surgery, critical care, internal medicine and vascular access procedures as well as for imaging in traditional applications, such as radiology, cardiology, vascular medicine and obstetrics and gynecology (“OB/ Gyn”). In addition, the U.S. military has successfully deployed our systems in traditional hospital settings, field hospitals and forward surgical teams in Iraq and other areas of conflict. We began shipping our first products in September 1999 and today have an installed based of more than 25,000 systems worldwide.

     On April 18, 2005, we introduced our newest product, the SonoSite MicroMaxx™ system (“MicroMaxx system”). This system is our third generation product and is based on our proprietary Application Specific Integrated Circuit (“ASIC”) technology for high-resolution ultrasound imaging and offers image resolution comparable to costly, conventional cart-based ultrasound systems weighing over 200 pounds. Our first shipments of the MicroMaxx system occurred in June 2005. The system addresses both traditional and emerging ultrasound markets and includes a standard five-year warranty on the system and most of the transducers, a first in the ultrasound industry.

     Our first generation of products includes the 180™ and iLook® series. The SonoSite 180PLUS™ system was designed for general ultrasound imaging and the SonoHeart® ELITE is specifically configured for cardiovascular applications. The iLook 25 imaging tool is designed to provide visual guidance for physicians and nurses while performing vascular access procedures and the iLook 15 imaging tool is designed to provide imaging of the chest and abdomen. Our second generation product, the TITAN® system, began shipping in June 2003. This high performance system addresses both traditional and new ultrasound markets and accounted for the majority of our revenue in 2005.

     We commenced operations as a division of ATL Ultrasound, Inc. (“ATL”). On April 6, 1998, we became an independent, publicly owned company through a distribution of one new share of our stock for every three shares of ATL stock held as of that date. ATL retained no ownership in SonoSite following the spin-off.

Medical Ultrasound Imaging

     Ultrasound uses low power, high frequency sound waves to provide noninvasive, real-time images of the body’s soft tissue, organs and blood flow. Ultrasound can be cost effective by eliminating the need for more time intensive, invasive and expensive procedures and allowing for earlier diagnosis of diseases and conditions. Further, it does not expose the patient to ionizing radiation that is present in X-ray and computed tomography technology. To generate an ultrasound image, a clinician places the transducer on the skin or in a body cavity near or by the targeted area of interest. Tissues and bodily fluids reflect the sound waves emitted by the transducer, which then receives these reflections. Based on these reflections, the ultrasound system’s beamformer measures and organizes the sound waves and produces an image for visual examination, using digital or analog signal processing, or a combination of the two. Broadband digital signal processing technology, such as that used by our products, allows an ultrasound system to obtain and process greater amounts of information. Accordingly, digital ultrasound systems produce higher resolution images than analog and hybrid analog/digital ultrasound machines.

     Standard ultrasound imaging produces a two-dimensional image, known as grayscale or two-dimensional imaging, that physicians use to diagnose, stage and monitor disease states and conditions. Color Doppler technology expands standard ultrasound imaging by generating a colorized image showing the presence and direction of blood flow. Through the use of software algorithms in the ultrasound system, clinicians can provide a quantitative assessment of anatomical structures and physiological functions such as blood flow velocity and cardiac ejection fraction.

Our Markets

     According to estimates by Klein Biomedical Consultants, Inc. (“Klein”), the worldwide ultrasound market in 2005 was $3.8 billion. Radiology or general imaging is the largest clinical segment and accounts for 40% of this market. Cardiology and OB/Gyn account for 25% and 22%, respectively. Vascular medicine and other applications account for the remaining 13%. The U.S. market represents 30% of the worldwide market. An important clinical segment within the international market is the shared services market, which is comprised of systems configured to perform both radiology and cardiology examinations. Based on industry analyst reports, we estimate that this market accounts for 20% of the international market, or $530 million.

      In 2003, for the first time, industry analysts began to separately track the market for HCU. According to the 2003 estimates from Klein and Frost & Sullivan, SonoSite is recognized as the leader of the HCU market, considered to be the fastest growing product segment of the worldwide ultrasound market. HCU products are defined as laptop-sized systems weighing 15 pounds or less. Worldwide sales of HCU products have grown from $10 million in 1999, when SonoSite began shipping the first HCU products, to estimated sales of $300 million in 2005 with sales approximately evenly divided between U.S. and international markets, according to Klein. Some of the market growth in HCU has and will come at the expense of cart-based systems. Our market focus, and we believe the greatest growth opportunities, will come from new point of care clinical applications and new users of ultrasound due to mobility, durability, ease-of-use and other attributes of our HCU products.

     Our markets can be classified by location and clinical application. From a location perspective, we see our growth continuing to come from further penetration into the hospital market, the major source of our revenue today. Additionally, we see strong future growth opportunities from sales into the clinic or private office, as well as into alternate care sites. On a clinical application basis, within the hospital, we see accelerating growth in “non-traditional” or point-of-care ultrasound markets such as emergency medicine, intensive care, anesthesia and surgery. In the clinic or private practice office setting, we believe that slower growth in the more competitive markets, such as radiology, cardiology and OB/Gyn, will be balanced by accelerating growth trends and interest in outpatient surgical settings, rheumatology and the preventive cardiovascular practice. We consider the use of HCU in the military and disaster settings as promising opportunities, as well as expanded use in mobile screening services and other non-clinical sites.

Our Strategy

     Our goal is to lead in the design, development and commercialization of high-performance, innovative ultrasound technology and HCU imaging systems. We plan to increase our share in markets that we currently serve and also seek growth by entering new markets with significant opportunities. Our strategy to achieve our objectives consists of the following key elements:

  Continue to lead the HCU market by building upon and expanding product and technology leadership.

We believe our products represent the most advanced technology available in HCU systems. We are committed to continuing to expand this technological advantage by further enhancing our existing products and creating new ones. As of December 31, 2005, we employed 70 people in research and development. Since our inception in 1998, we have introduced three generations of our hand-carried ASIC technology, which have improved performance and expanded clinical capabilities of our systems. The MicroMaxx system, based on our third generation ASIC technology, provides a scalable technology platform that will enable us to customize future products for specific clinical applications that vary by size, cost and performance.

  Maximize the productivity of our direct sales force.

As of December 31, 2005, we employed over 70 direct sales representatives in the U.S., the United Kingdom, France, Germany, Spain, Japan, Australia and Canada. To further enhance the productivity of our direct sales force, we will continue to:

  invest in training and educating our sales force;
  utilize inside sales to maximize our installed base and qualify new customer leads; and
  expand our corporate account relationships.
  Broaden our sales distribution channels; enter into strategic relationships.

We believe that other markets offer opportunity for growth, but will require enhancements to our sales distribution channels. For example, in 2004 we established strategic alliances with Boston Scientific Corporation and Nippon Sherwood Medical Industries Ltd. for distribution of our iLook product in the U.S. and Japan, respectively. In 2005, we entered into an agreement with Medtronic for sales and distribution of our ultrasound technology in conjunction with Medtronic Navigation’s SonoNav™ Intraoperative Imaging system for neurosurgery and into a nonexclusive agreement with Aloka Co., Ltd. for distribution into the U.S. veterinary market. We intend to enter into new third party distributor arrangements and explore strategic relationships to develop markets within ultrasound or with ultrasound-dependent technologies. We believe that strategic relationships can accelerate market penetration to customers not served by our direct sales force.

  Drive our technology across the clinical spectrum.

We believe that the performance, mobility, durability and cost effectiveness of our products are resulting in the creation of new clinical markets for us. We are expanding the use of ultrasound beyond the imaging center to the patient point-of-care, such as the emergency room, the physician’s office and other non-traditional ultrasound settings. With the addition of our SonoCalc IMT software, which allows physicians to measure the wall thickness (known as the “IMT”) of the carotid artery, we have taken initial steps to enter the market for cardiovascular disease management. We believe that new markets like these will offer us significant potential for additional growth.

Our Products

     We offer four types of HCU imaging systems: the MicroMaxx system, TITAN system, 180 series (180PLUS and SonoHeart ELITE) and the iLook series (iLook 15 and 25). All SonoSite ultrasound systems consist of a digital beamformer, broadband imaging, an integrated color display, a control panel, an alphanumeric keyboard and multiple caliper measurement tools. With the exception of the iLook platform (which supports color power Doppler only), each of the systems provides 2/D velocity color Doppler, color power Doppler, M-mode, pulse wave and continuous wave Doppler imaging. All systems (except for the iLook 25) provide Tissue Harmonic Imaging (“THI”) capabilities, which uses high frequency imaging to optimize gray scale differentiation and optimize overall image quality. All systems (except for iLook) support basic ECG (electrocardiogram) synchronization to image gathering, essential for understanding cardiac cycle and anatomical variations. Image storage, image documentation to video printer or video recorder and direct personal computer connectivity is available on all SonoSite platforms. All systems are capable of operating on battery power when needed and are designed for the rigors of mobile use. We sell 15 different transducers to use with our systems to address a broad range of clinical applications.

     In addition to the above, the MicroMaxx and TITAN systems support dual screen imaging for vascular and small parts imaging. These systems can be used for stationary applications in a Mobile Docking Station (“MDS”), which supports connectivity to hospital PACS and HIS systems, multiple transducer connections and on-board documentation devices. Both are easily removed from the docking station to be hand-carried to the point-of-care. Unlike recently introduced convertible ultrasound products, the MDS does not contain any system electronics; the TITAN and MicroMaxx systems are fully functional in all portable exam environments, whether or not connected to the docking station.

     The following is a summary of our ultrasound product platforms:

MicroMaxx System. The MicroMaxx system weighs 7.7 pounds (with battery) and is a high performance, hand-
carried ultrasound system for use in anesthesia, cardiology, critical care, emergency medicine, OB/Gyn, preventive cardiology, radiology, surgery and vascular applications. A 5-year warranty comes standard on the system and most of the transducers. We began customer deliveries of the MicroMaxx system in
June 2005. It offers the following major features:

  10.4 inch LCD
  OB/Gyn, vascular and cardiac calculation packages (embedded)
  Embedded SonoCalc™ IMT software for the measurement and evaluation of carotid artery intima media thickness.
  Multi-plane transesophageal echocardiology scanning capability
  Ability to store up to 8,000 static images or up to 2,500 frame clips (varying lengths) for off-line review and/or printing
  Cine review up to 220 frame-by frame images
  USB or Ethernet interface from mini-dock attachment or while in the MDS
  DICOM and wireless connectivity

SonoSite TITAN. The TITAN system, first shipped in June 2003, weighs 7.5 pounds. Like the MicroMaxx system, the TITAN system features a larger display screen (8.4 inch LCD) than the 180 or iLook products and has removable memory flashcards for enhanced image or study storage. The flash card storage capability on the TITAN system is approximately 1,200 flat images. The Micro Maxx and TITAN systems may be upgraded to new software features through a standard flashcard or interchangeable hardware, and have all the product features of the SonoSite 180PLUS, plus those previously mentioned as unique to the TITAN system and/or
MicroMaxx products.

SonoSite 180 Series (includes SonoSite 180PLUS and SonoHeart Elite).
The SonoSite 180PLUS system weighs 5.4 pounds and is a point-of-care ultrasound system for general diagnostic and procedural assistance imaging. Our initial product that created the hand-carried ultrasound category, the 180PLUS stores up to 119 images for on or off-line review and printing.
The SonoHeart ELITE system is a point-of-care ultrasound system with expanded measurement tools and clinical analysis packages intended for use by cardiologists and other healthcare providers in the cardiology or bedside assessment market. The SonoHeart ELITE has all the product features of the SonoSite 180PLUS.

iLook Series.
  The iLook series consists of the iLook 15 and 25, each weighing approximately 3 pounds. The iLook 15 tool, with its fixed curved array transducer, provides imaging for focused abdominal and cardiac applications. The iLook 25 tool, with its fixed linear transducer, provides superb image quality of a patient’s vessels to aid in vascular access applications.

     We also offer the following software, accessories and educational programs:

  SonoCalc IMT Software. Patented, automatic edge-detection software provides physicians with the ability to measure the intima media thickness of a patient’s carotid artery and compare it with published population data to generate an individualized cardiovascular report.
  Accessories. We offer a wide selection of accessories for our products. These include mobile docking stations, multiple transducer connections, image transfer and management software, printers, video recorders, auxiliary monitors, storage devices, carrying cases and disposable supplies.
  Specialized training and education. We develop education programs independently and in partnership with numerous medical societies and other recognized experts in ultrasound education to provide courses for our customers through the SonoSite Institute for Training and Education (“S.I.T.E.”). We also pioneered a unique online education site, which has been developed for the benefit of existing customers in the traditional and emerging markets that are new to the routine use of ultrasound. As we develop new and emerging markets, we plan to continue to support the development of accredited and market-specific training materials, and expand the use of workshops in conjunction with recognized leaders in ultrasound.

Sales and Marketing

     We currently sell our products through sales channels comprised of direct sales representatives, clinical application specialists and their managers, independent third-party distributors managed by distribution managers, and strategic alliances. As of December 31, 2005, we employed over 70 direct sales representatives in the U.S. and in our wholly-owned subsidiaries located in the United Kingdom, Germany, France, Spain, Japan, Australia and Canada. In addition to our direct sales, we sell products in over 75 countries through a network of independent third-party distributors. In 2004, we entered into strategic alliances with Boston Scientific Corporation and Nippon Sherwood Medical Industries Ltd. for distribution of our iLook system in vascular access markets in the U.S. and Japan, respectively. In 2005, we entered into an agreement with Medtronic for sales and distribution of our ultrasound technology in conjunction with Medtronic Navigation’s SonoNav™ Intraoperative Imaging system for neurosurgery and into a nonexclusive agreement with Aloka Co., Ltd. for distribution into the U.S. veterinary market. In addition, we employ regional distribution managers responsible for Middle East and Africa, Europe, Latin America, China, India and Asia.

     In the U.S., we have complemented our direct sales efforts by entering into group purchasing agreements with major healthcare group purchasing organizations (“GPO”). Currently, we have GPO supply agreements with various groups including Amerinet, Inc., Premier, Inc., Novation LLC, MedAssets HSCA, Inc., Consorta, Inc., and Broadlane, Inc. (includes Kaiser Permanente, Tenet Healthcare and others). We also have two supply agreements with the U.S. government, specifically with the Defense Supply Center of Philadelphia and the General Services Administration. In the United Kingdom, we have a supply agreement with the Purchasing and Supply Agency of the National Health Service (“NHS”), which contracts on a national basis for products and services purchased by the NHS.

     We derived 54% of our revenue from domestic sales in 2005 compared to 53% in 2004 and 62% in 2003. We attribute revenue to a foreign country based on the location to which we ship our products. However, products sold to the U.S. government but deployed in a foreign country are attributed to domestic revenue. Our quarterly revenue is affected by seasonality from year to year with the fourth quarter having the highest revenue, and first quarter being typically the weakest. Quarterly revenue patterns may be affected somewhat by large government orders or shipment of product inventory to new distributors. We currently have one reporting segment. For information regarding revenues and long-lived assets by geography, refer to Note 13 of our consolidated financial statements.

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

     We are committed to developing and protecting our intellectual property and, where appropriate, file patent applications to protect our technology. We hold 21 U.S. patents relating to various aspects of our products, including digital beamformers, beamforming capabilities, digital conversion circuitry, transceiver circuitry and circuit integration. We hold 19 foreign patents relating to our products, and we currently have numerous patent applications pending both in the U.S. and abroad.

     We license ultrasound technology from ATL under a Technology Transfer and License Agreement executed at the time of our spin-off as a public company in 1998. Under that agreement, we took ownership of certain ultrasound technology developed as part of a government grant and also patent rights, which had been established or were being pursued for that technology. As part of this agreement, we also entered into a cross-license whereby we had the exclusive right to use certain ATL technology existing on April 6, 1998 or developed by ATL during the three-year period following April 6, 1998 in ultrasound systems weighing 15 pounds or less, and ATL had the exclusive right to use our technology existing on April 6, 1998 or developed by us during the same three-year period in ultrasound systems weighing more than 15 pounds. On April 6, 2003, this cross-license became nonexclusive and, except for the patented technology of each party, now extends to all ultrasound systems regardless of weight.

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

     On September 30, 2004, the Texas court issued its rulings on the summary judgment motions. First, the court denied our motion for summary judgment based on invalidity, finding that there are issues of fact in dispute that must be resolved by a jury at trial. Second, the court granted Neutrino’s motion for summary judgment of infringement, finding that the SonoSite products infringe the ‘021 patent as the court has construed the claims in the Markman hearing. As a result, the court ordered us and Neutrino to enter into mediation, which was required to be completed by January 31, 2005. Mediation was unsuccessful. The parties have completed pretrial motions, discovery, depositions and preparation of expert reports and are awaiting the judge’s rulings on a number of the pending pretrial motions. We expect that the judge will set a trial date after he rules on those motions.

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

     We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in this matter. If we are not successful in our defense of these claims, we could be forced to pay damages related to past product sales, modify or discontinue selling our products or may enter into royalty or licensing agreements for future product sales, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represented the majority of our revenue for the years ended December 31, 2005, 2004 and 2003.

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

Competition

     We currently face competition from companies that manufacture cart-based and portable ultrasound systems. Many of our competitors are larger and have greater resources than we do and offer a range of products broader than our products. The dominant competitors in this industry are GE Healthcare, a unit of General Electric Company (“GE Healthcare”), Siemens Medical Solutions (“Siemens”) and Philips Medical Systems, a division of Koninklijke Philips Electronics, N.V. (“Philips”). In addition, as the market for high-performance, HCU systems develops, we expect competition to increase as potential and existing competitors enter the portable market or modify their existing products to more closely approximate the combined portability, quality, performance and cost of our products. Our current competitors in the portable market include Siemens, GE Healthcare, Philips, Biosound Esaote, Inc., Medison America Inc., a subsidiary of Medison Company, Ltd. (“Medison America”), Terason, a division of TeraTech Corporation (“Terason”), and Zonare Medical Systems, Inc., a privately held company (“Zonare”).

Research and Development and Technology

     We currently employ approximately 70 people in research and development. In 2005, 2004 and 2003, expenses attributable to research and development for our business totaled $15.2 million, $12.6 million and $11.2 million. We believe our products represent the most advanced technology in high-performance, HCU imaging systems. We believe our technology gives us a competitive advantage, and we are committed to maintaining this advantage by continuing to enhance our existing products and create new ones.

Manufacturing

     Final assembly and testing of all products is done in our facility in Bothell, Washington. We depend on suppliers, including some single-source suppliers, to provide highly specialized parts and subassemblies, such as custom-designed integrated circuits, circuit boards, cable assemblies and transducer components. We also depend on single-source suppliers to provide other components, such as image displays, batteries, capacitors and cables. We maintain inventories of components to meet near-term production requirements. While our suppliers have generally produced our components with acceptable quality, quantity and cost in the past, they have experienced periodic problems that have caused us delays in production. To date, these problems have not resulted in lost sales or lower demand.

Governmental Regulation

     The manufacture and sale of our products are subject to extensive regulation by numerous governmental authorities, principally the U.S. Food and Drug Administration, (“FDA”), as well as several other state and foreign agencies. The FDA requires that we obtain a pre-market notification clearance under Section 510(k) of the Federal Food, Drug & Cosmetic Act prior to introducing our products to the market. By granting 510(k) clearance, the FDA indicates agreement with an applicant’s determination that the product for which clearance has been sought is substantially equivalent to medical devices that were on the market prior to 1976 or have subsequently received clearance. The process of obtaining 510(k) clearance typically takes approximately two to three months, but it can take significantly longer. To date, all of our products have received 510(k) clearance.

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

Reimbursement

     In the U.S., the Center for Medicare and Medicaid Services (“CMS”), establishes guidelines for the reimbursement of healthcare providers treating Medicare and Medicaid patients. Under current CMS guidelines, varying reimbursement levels have been established for ultrasound imaging and diagnostic procedures performed by our products. The actual reimbursement amounts are determined by individual state Medicare carriers and by private insurance carriers for non-Medicare and Medicaid patients. Moreover, states as well as private insurance carriers may choose not to follow the CMS reimbursement guidelines. The use of our products outside the U.S. is similarly affected by reimbursement policies adopted by foreign regulatory agencies and insurance carriers.

Service and Warranty

     Our typical warranty period is one year except for the recently introduced MicroMaxx system, which has, with certain exceptions, a five-year warranty period. The warranty is included with the original purchase. In addition to our standard warranty, we offer extended warranty agreements for maintenance beyond the standard warranty period or for coverage above what is provided under the standard warranty. We repair equipment that is out of warranty on a time and materials basis. The warranty liability is summarized as follows (in thousands):

Employees

     As of December 31, 2005, we had approximately 500 employees, of which approximately 14% were engaged in product research and development, 21% in manufacturing, 54% in sales and marketing activities and the remaining 11% in administrative capacities, including executive, finance, legal, human resources, regulatory and information services and technology. Of these, approximately 370 are U.S. employees. There has never been a work stoppage and no employees are covered by collective bargaining agreements. We believe our employee relations are good.

Available Information

     We make available, free of charge on our website, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or Exchange Act, as soon as reasonably practicable after filing or furnishing the information to the Securities and Exchange Commission. The Internet address for the information is http://www.sonosite.com and then click on “About SonoSite” then “For Investors”. Our Code of Conduct, which is our written Code of Ethics under Section 406 of the Sarbanes-Oxley Act of 2002, is also available on our website.

ITEM 1A. Risk Factors.

Our results of operations are subject to significant quarterly variation and periodic fluctuation.

     Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include:

  the timing of new product introductions by us or our competitors;
  legal costs;
  the timing of regulatory approvals;
  the timing of shipment of orders from major customers and distributors, including bulk orders from governmental entities and demo orders from new distributors;
  seasonal buying patterns of our customers;
  development and promotional expenses relating to new product introductions;
  the revenue mix by product and geography;
  changes in pricing policies by us or our competitors;
  foreign exchange rates;
  fluctuations in our consolidated tax rates;
  our ability to meet demand for our products;
  the market acceptance of our products;
  changes in distribution channels; and
  the ability of our sales force to effectively market and sell our products.

     Accordingly, our quarterly sales and operating results may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as indications of future performance.

If our products, including our new MicroMaxx system, do not gain market acceptance, we will fail to generate sufficient revenue to maintain and grow our business.

     The market for high-performance, HCU systems is relatively new. We seek to sell our products to current users of ultrasound, as well as to physicians and other healthcare providers who do not currently use ultrasound. The success of our products depends on their acceptance by the medical community, patients and third-party payers as medically useful, safe and cost-effective.

     In June 2005, we began shipping our newest product, the MicroMaxx system. Users of cart-based ultrasound systems may not accept the MicroMaxx system, which could discourage widespread new users and uses for them. Our existing customers may not accept the MicroMaxx system due to pricing and functionality differences. If demand for the MicroMaxx system does not meet our projections, we may experience excess inventory levels and may be unable to generate sufficient revenue to maintain and grow our business.

     Competing portable or traditional cart-based ultrasound devices may be more accepted or cost-effective than our products. Physicians and other healthcare providers may adopt our products, particularly our newest product, at a slow rate, if at all. Although customers who are experienced in ultrasound procedures will need little, if any, specialized training to use our products, any new users of ultrasound will require training and education to properly administer ultrasound examinations. If these potential customers are unable or unwilling to be trained due to cost, time constraints, unavailability of courses or other reasons, we could experience limited demand for our products. If the market fails to accept our products, we will be unable to generate sufficient revenue to maintain our business.

If we experience difficulties in manufacturing our new MicroMaxx system, we may fail to meet our 2006 revenue projections or we may incur greater than expected warranty expense.

     We began shipping the MicroMaxx system in June 2005 and it accounted for 38% of total system revenue during the six-month period ended December 31, 2005. The final assembly and testing of the MicroMaxx system is done at our Bothell, Washington facility incorporating components manufactured by various suppliers. If we encounter supplier, regulatory, engineering or technical difficulties in manufacturing the MicroMaxx system, we may incur delays in delivery of these products to customers that could adversely affect our revenues for 2006 and beyond.

     Except for certain items that may be shipped with the MicroMaxx system, we include a five-year warranty with the MicroMaxx system. Given the length of the warranty period, the warranty liability for the MicroMaxx system or its components is more difficult to estimate than it has been for our other products that have a one-year warranty. We expect our warranty liability and expense to continue to increase significantly due to the five-year warranty offered with this product. Should actual failure rates and repair or replacement costs differ from estimates, additional warranty expense may be incurred and our results may be materially affected.

If we are unable to compete effectively, we will fail to generate sufficient revenue to maintain our business.

     We currently face competition from companies that manufacture cart-based and portable ultrasound systems. The dominant competitors in this industry are GE Healthcare, Siemens, and Philips. These competitors are very large, global organizations and have the following advantages over us:

  significantly greater financial and infrastructure resources;
  larger research and development staffs;
  greater experience in product manufacturing, marketing and distribution;
  greater brand name recognition; and
  long-standing relationships with many of our existing and potential customers.

     These manufacturers of cart-based and portable ultrasound systems could use their greater resources to increase and withstand competition through various means, including price and payment terms, marketing strategies that bundle the sale of portable systems with other medical products, technological innovation, market penetration, employee compensation, hospital systems integration and complementary services such as warranty protection, maintenance and product training. Existing product supply relationships between these competitors and our potential customers could discourage widespread adoption of our products due to brand loyalty or preferred customer discounts. Competition from these companies for employees with experience in the primary point-of-care market could result in higher turnover of our employees. If we are unable to respond to competitive pressures within the cart-based and HCU markets, we could experience delayed or reduced market acceptance of our products, higher expenses and lower revenue.

     In addition, as the market for high-performance HCU develops, we expect competition to increase as potential and existing competitors enter the portable market or modify their existing products to more closely approximate the combined portability, quality, performance and cost of our products. Our current competitors in the portable market include Siemens, GE Healthcare, Philips, Biosound Esaote, Inc., Medison America, Terason, and Zonare. These competitors may develop highly portable or point-of-care ultrasound systems that offer the same or greater reliability and quality, perform greater or more useful functions or are more cost-effective than our products. Some of these competitors may also be able to use their marketing resources to gain a competitive advantage by more effectively building brand awareness of their products. If we are unable to compete effectively with current or new entrants to the high-performance, HCU market, we will be unable to generate sufficient revenue to maintain our business.

Our establishment, maintenance and expansion of direct sales and distribution operations will require a significant investment of our financial and management resources and may fail to generate a substantial increase in sales.

     We have eight wholly-owned sales subsidiaries located in the United Kingdom, France, Germany, Spain, Japan, Canada, Australia and China. Establishing, maintaining and expanding these operations will require us to:

  substantially increase our costs of operations;
  establish an efficient and self-reliant local infrastructure;
  attract, hire, train and retain qualified local sales and administrative personnel;
  comply with additional local regulatory requirements; and
  expand our information, financial, distribution and control systems to manage expanded global operations.

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
  Numerous legislative proposals have been considered that would result in major reforms in the U.S. and foreign healthcare systems that could have an adverse effect on our business;
  There has been a consolidation among healthcare facilities and purchasers of medical devices in the U.S. and foreign countries who prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;
  There is economic pressure to contain healthcare costs in worldwide markets; and
  There are proposed and existing laws and regulations in domestic and international markets regulating pricing and profitability of companies in the healthcare industry.

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

     Market acceptance of our products depends in part on the extent to which our customers receive reimbursement for the use of our products from third party payers such as Medicare, Medicaid and private health insurers (and equivalent third party payers in foreign countries). Presently, payment policies for physician-performed diagnostic imaging are fairly unrestricted in the U.S. The continuing efforts of governmental authorities, private health insurers and other third party payers to contain or reduce the costs of healthcare through various means could, however, result in more restricted payment policies for diagnostic imaging. Additionally, traditional providers of imaging examinations in the U.S. have a professional and financial interest in retaining their status as the principal providers of imaging services. These providers have sought changes to the reimbursement policies covering the provision of imaging services, including ultrasound imaging, so as to prevent potential new users from receiving payment for ultrasound and other imaging services. If any of these various groups’ efforts resulted in action by Congress, regulatory bodies or commercial insurers to place significant restrictions on the provision of imaging services or the requirements necessary to provide such services, market acceptance of our products could be limited. Similar events could occur in the foreign markets in which we sell our products.

     As an example, in March 2005, an independent federal advisory group, the Medicare Payment Advisory Commission, recommended that the U.S. Congress direct the Secretary of Health and Human Services to set standards for providers wishing to receive reimbursement from the Medicare program for diagnostic imaging services. To date the U.S. Congress has not taken such action. However, the possibility that it could do so in the future remains.

     Additionally, some commercial insurers have implemented standards programs as a means of controlling utilization of imaging services. For example, Highmark Blue Cross Blue Shield, a commercial insurer operating in Pennsylvania, has recently required that providers meet specific requirements in order to be privileged to provide imaging services to its subscribers in 29 counties in western Pennsylvania. Oxford Health Plans includes many ultrasound services in a radiology capitation program that prevents the majority of the physicians in its network who are outside of the capitation contract from receiving reimbursement for those services. Proliferation of policies similar to these has the potential to limit acceptance of our products in office markets.

     Third party payers may also attempt to reduce healthcare costs by making across-the-board reductions in the payment amount for imaging examinations or eliminating payment altogether for particular types of imaging examinations. As an example, a Medicare payment policy covering physician services effective January 2006 will institute a multiple procedure payment reduction for a select number of ultrasound services when performed in a single session. Payment for the technical component of second and subsequent services performed in the same session on contiguous body parts will be cut by 25% in 2006 and 50% in 2007. In this particular case, the list of procedures covered under this new policy is so small that it is likely to have a negligible impact on total payments to our typical customer. However, a broadening of this policy to include additional procedures or the adoption of this type of policy by commercial payers could dampen demand for our products where those purchases are discretionary.

     As a part of the Budget Reconciliation Act of 2005, which was signed into law by the President of the United States on February 8, 2006, Congress made adjustments to the Medicare payment methodology for imaging services. The new provision, which is effective January 1, 2007, requires that amounts physicians receive under the Medicare physician’s fee schedule for technical component diagnostic imaging services provided in the physician office or freestanding imaging center will be reduced to the amount received by hospital outpatient departments for that same service in all instances in which the payment under the physician’s fee schedule would otherwise be higher. In the case of diagnostic ultrasound, payments for non-invasive vascular procedures, ultrasound guidance procedures, limited pelvic ultrasounds and color flow velocity mapping are reduced by varying amounts ranging from 12% to 72%.

     We expect that there will be significant efforts in 2006 to restore the payment reductions instituted under the Budget Reconciliation Act by manufacturers of imaging equipment as well as by professional medical societies whose physician members are affected by these reductions. Should this provision remain in place, however, it has the potential to dampen demand for our products in new office-based markets that rely upon the affected procedures to produce revenue necessary to justify the purchase of ultrasound equipment. We do not expect that these reductions will diminish demand for our products in existing markets where clinical practice patterns are already well established. In markets in which the use of ultrasound is an emerging standard of care, this provision may dampen demand for ultrasound equipment.

In response to rising healthcare costs and the perception that new technologies are a significant contributing factor to the growth in healthcare costs, third party payers are demanding ever higher levels of evidence of clinical efficacy and cost effectiveness in order to provide coverage for new procedures.

     Third party payers, both governmental and private, are calling for increasing levels of evidence of clinical efficacy and cost effectiveness as a prerequisite to granting coverage for new technologies and devices and new applications of existing technologies. Thus, to the extent that the use of current or future products that we may develop is not described by existing Current Procedural Terminology codes or is not covered under existing coverage policies, there is a risk that reimbursement for these applications may not be attained at all or within a reasonable timeframe. For example, carotid intima media thickness measurement, which is an application of ultrasound performed by our SonoCalc IMT software, is not currently a part of any insurance company’s standard benefits package.

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

  assert or defend against claims of infringement;
  enforce our issued and licensed patents;
  protect our trade secrets or know-how; or
  determine the enforceability, scope and validity of the proprietary rights of others.

     We may become involved in the defense and prosecution, if necessary, of intellectual property suits, patent interferences, opposition proceedings and other administrative proceedings. For example, on July 24, 2001, Neutrino filed a complaint against us in U.S. District Court, Southern District of Texas, Houston Division, alleging infringement of the ‘021 patent by SonoSite as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180PLUS, SonoHeart and SonoHeart Plus devices. Subsequently, the SonoHeart ELITE, iLook, TITAN and MicroMaxx systems were also added to the lawsuit. The complaint asserts claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorney’s fees and costs, and pre- and post-judgment interest. On August 14, 2001, we filed an answer asserting affirmative defenses of non-infringement and patent invalidity, and included a counterclaim seeking a declaratory judgment of non-infringement and invalidity regarding Neutrino’s patent. On October 4, 2001, the court denied a request by Neutrino for preliminary injunctive relief to prevent us from manufacturing and selling our products pending the ultimate disposition of the litigation. On February 20, 2002, in what is known as a “Markman” hearing, the parties presented their arguments regarding the proper construction of Neutrino’s patent claims.

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

     On September 30, 2004, the Texas court issued its rulings on the summary judgment motions. First, the court denied our motion for summary judgment based on invalidity, finding that there are issues of fact in dispute that must be resolved by a jury at trial. Second, the court granted Neutrino’s motion for summary judgment of infringement, finding that the SonoSite products infringe the ‘021 patent as the court has construed the claims in the Markman hearing. As a result, the court ordered us and Neutrino to enter into mediation, which was required to be completed by January 31, 2005. Mediation was unsuccessful. The parties have completed pretrial motions, discovery, depositions and preparation of expert reports and are awaiting the judge’s rulings on a number of the pending pretrial motions. We expect that the judge will set a trial date after he rules on those motions.

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

     We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in this matter. If we are not successful in our defense of these claims, we could be forced to pay damages related to past product sales, modify or discontinue selling our products or may enter into royalty or licensing agreements for future product sales, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represented the majority of our revenue for the years ended December 31, 2005, 2004 and 2003.

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

     Our involvement in intellectual property claims and litigation could:

  divert existing management, scientific and financial resources;
  subject us to significant liabilities;
  allow our competitors to market competitive products without obtaining a license from us;
  cause product shipment delays and lost sales;
  require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all; or
  force us to modify or discontinue selling our products, or to develop new products.

Our success depends on new product development.

     Because substantially all of our revenue comes from the sale of HCU systems and related products, our financial performance will depend upon market acceptance of, and our ability to deliver and support, new products. We have a continuing research and development program designed to develop new products and improve existing products. The life cycles of our products are difficult to estimate and can be significantly affected by technological changes that are difficult to predict. Factors which could cause delays in our product development schedules or even cancellation of our projects to produce and market these products include:

  research and development delays;
  competitors producing competing products;
  other products using new technologies emerge; or
  industry or regulatory standards exceeding our products’ specifications.

     If we fail to enhance our existing products or develop and market new products, our products will become obsolete and we will be unable to compete.

Our operations are subject to currency fluctuation and other risks associated with doing business outside the United States.

     The percentage of our revenue originating outside the U.S. equaled 46%, 47% and 38% for the years ended December 31, 2005, 2004 and 2003. Total sales for the year ended December 31, 2005 denominated in a currency other than U.S. dollars (“USDs”) were $35.1 million, or 24% of total consolidated revenues. Our revenue from international sales may be adversely affected by any of the following risks:

  currency rate fluctuations;
  adverse political or economic conditions;

  reduced protection for intellectual property rights;
  difficulty managing and overseeing international employees from the U.S.;
  difficulty enforcing company policies and internal controls in international operations;
  longer receivables collection periods and greater difficulty in receivables collection;
  localizing products for foreign markets; and
  compliance with export laws, including license requirements, trade restrictions and tariff increases.

     As of December 31, 2005, 49% of our outstanding accounts receivable balance was from international customers, of which 50%, or $10.7 million, was denominated in a currency other than USDs. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk.

     We have used and may continue to use forward foreign exchange contracts and other instruments to reduce our exposure to exchange rate fluctuations from intercompany receivable balances denominated in foreign currencies, and we may not be able to reduce this exposure successfully. Accordingly, we may experience economic loss and a negative impact on our results of operations and equity as a result of foreign currency exchange rate fluctuations.

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

     Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. We dedicated a significant amount of time and resources to ensure compliance with this legislation for the years ended December 31, 2005 and 2004 and will continue to do so for future fiscal periods. We may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation, or any attestation at all, by our independent auditors. Additionally, management’s assessment of our internal controls over financial reporting may identify deficiencies that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors.

     Should we, or our independent registered public accounting firm, determine in future fiscal periods that we have material weaknesses in our internal controls over financial reporting, our results of operations or financial condition may be materially adversely affected and the price of our common stock may decline.

We have a history of losses and we may incur losses in the future.

     We have incurred net losses in each fiscal year since we commenced operations, with the exception of $5.4 million and $23.0 million of net income reported during the years ended December 31, 2005 and 2004. As of December 31, 2005, we had an accumulated deficit of $59.0 million. We may be unable to sustain or increase future profitability on a quarterly or annual basis. Although we expect to achieve profitability in future periods, we may incur losses if we cannot increase or sustain our revenue. We expect that our operating expenses will increase in the foreseeable future as we expand our sales and marketing infrastructure, our administrative support, our product development activities and our product offerings, including new products incorporating our third generation technology. Our expansion efforts, to be successful, may require more funding than we currently anticipate.

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

     In addition, our circuit boards are produced by one of the world’s largest electronic manufacturing services suppliers who produce the boards in their Thailand manufacturing facility. If we experience delays in the receipt or deterioration in product yields of these components, we may experience delays in manufacturing or an increase in costs resulting in lost sales or a deterioration in gross margin.

A failure to manage our growth could impair our ability to achieve our business objectives.

     We have experienced rapid growth since our inception as a stand-alone company in 1998. Our revenue increased to $147.5 million in 2005 from $115.8 million in 2004 and $84.8 million in 2003. We expect continued significant growth as we continue to develop, manufacture, market and sell our products. Our growth could strain our existing management, operational and financial resources. In order to manage our growth effectively, we will need to expand our manufacturing and quality assurance staff, our sales staff and our international support staff. In addition, we will need to improve the productivity and efficiency of our existing operational, financial and management resources and information systems. Any problems in successfully completing this upgrade may impact our operations and perhaps our financial results. We may be unable to hire and retain the personnel necessary to operate and expand our business. We also may be unable to increase the productivity and efficiency of our existing resources. If we fail to timely improve or augment our existing resources in response to our growth, we may be unable to effectively manage our business and achieve our objectives.

Our consolidated effective income tax rate will fluctuate dependent upon the mix of our U.S. operations and our international operations. Additionally, utilization of our deferred tax assets may be limited and is dependent on future taxable income.

     In the fourth quarter of 2004, deferred tax assets relating to our U.S. operations were recognized on our balance sheet resulting in a non-recurring income tax benefit. Prior to this time, we provided a full valuation allowance against our deferred tax assets. The deferred tax assets primarily represent the income tax benefit of U.S. NOLs we have incurred since inception. As required by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” (“SFAS 109”), we did not recognize any tax assets on our balance sheet until it was “more likely than not” that the tax assets related to our U.S. operations would be realized on future tax returns. Based upon a review of historical operating performance through 2005, and our expectation that we will generate U.S. profitability for the foreseeable future, we continue to believe it is more likely than not that the U.S. deferred tax assets will be fully realized. We have not reduced our valuation allowances against our deferred tax assets resulting from our international operations because they have not demonstrated sustainable profitability. Until it is more likely than not that the tax assets related to our international operations can be realized on future tax returns, the tax benefit of any accumulated losses generated by our international operations will not be available to offset any income tax expense recorded for our U.S. operations. Therefore, our consolidated effective income tax rate may fluctuate if our U.S. operations continue to generate profits and our international operations generate profits that do not exceed accumulated losses.

     We will re-evaluate our ability to utilize our NOL and tax credit carryforwards in future periods and, in compliance with SFAS 109, record any resulting adjustments that may be required to deferred income tax expense. The Tax Reform Act of 1986 contains provisions under section 382 of the Internal Revenue Code that limit the federal NOL carryforwards that may be used in any given year in the event of specified occurrences, including significant ownership changes. If these specified events occur, we may lose some or all of the tax benefits of these carryforwards. In addition, we will reduce the deferred income tax asset for the benefits of NOL and tax credit carryforwards actually used in future quarters. Therefore, if our U.S. operations continue to generate profits, we will record the related income tax expense for financial reporting purposes based on a blended federal and state rate applied to U.S. income. While this tax expense will reduce net income, no cash will be paid for income taxes, other than required alternative minimum tax and state tax payments, until the NOL and tax credits have been fully utilized. If in the future we determine, based on our assessment of both positive and negative evidence and objective and subjective evidence, which takes into consideration our forecasted taxable income, that it is more likely than not that we will not realize all or a portion of the U.S. deferred tax assets, we will increase the valuation allowance against deferred tax assets which would result in a charge to income tax expense. A full valuation allowance has been recorded for foreign deferred tax assets based on evaluation of the weight of all positive and negative evidence, including consideration of our transfer pricing methodologies which target arms-length profitability at our foreign subsidiaries.

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

     In addition, disagreements with our distributors or nonperformance by distributors could lead to costly and time-consuming litigation or arbitration and disrupt distribution channels for a period of time and require us to reestablish a distribution channel. For example, in May 2005, we arbitrated a dispute with our former distributor in the veterinary market in which the arbitration panel unanimously found in our favor. We recently appointed a new distributor for the U.S. veterinary market, Aloka Co. Ltd.

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

  undergo rigorous inspections by domestic and international agencies; and

  satisfy content requirements for all of our sales and promotional materials.

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

  Placing the company under observation and re-inspecting the facilities;

  Issuing a warning letter apprising the company of violative conduct;

  Issuing fines, injunctions, and civil penalties;

  Mandating a recall or seizure of our products;

  Detaining or banning our products;

  Enforcing operating restrictions, partial suspension or a total shutdown of production;

  Refusing our request for 510(k) clearance or pre-market approval of new product versions;

  Revoking 510(k) clearance or pre-market approvals previously granted; and

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

     We currently hold 40 patents relating to our technology. A number of other patents are pending in the United States and in foreign jurisdictions. Additionally, we have a license from ATL to use certain ATL technology and ATL technological developments in our hand-carried products. This license was exclusive through April 5, 2003, and became nonexclusive after that date. We also enter into confidentiality and invention ownership agreements with our employees, consultants and corporate partners, and generally control access to, and the distribution of, our product designs, documentation and other proprietary information, as well as the designs, documentation and other information that we license from others.

     Our efforts afford only limited protection and may not adequately protect our rights to the extent necessary to sustain any competitive advantage we may have. Despite our efforts to protect our intellectual property, we may experience:

  unauthorized use of our technology by competitors;

  independent development of the same or similar technology by a competitor, coupled with a lack of enforceable patents on our part;

  failure of our pending patent applications to result in issued patents;

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

     We currently account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Bulletin No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The notes to our consolidated financial statements, under the heading “Stock-based compensation,” reflects the impact during the years ended December 31, 2005, 2004 and 2003 on our net income (loss) and net income (loss) per share had we determined compensation cost for our stock-based compensation consistent with the method prescribed in of SFAS

No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Recent accounting pronouncement SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”) will require us to record compensation expense for stock-based awards to employees in our statement of operations beginning in the first quarter of 2006. This pronouncement will require us to expense the portion of outstanding awards for which the requisite service has not been rendered as of January 1, 2006 under our existing plans. Based upon the structure of our employee stock purchase plan (“ESPP”), we will be required to record compensation expense for financial statement purposes in connection with the rights to purchase our stock to employees under the ESPP. The recording of expenses under SFAS 123 will significantly reduce our net income and earnings per share. Our cash flow from operations may also be impacted by income tax benefits on stock options, which are required to be classified as cash provided by financing activities once we adopt SFAS 123R.

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

  changes in earnings estimates by analysts;

  announcements of technological innovations or new products by our competitors;

  our involvement in intellectual property claims or litigation;

  changes in the structure of healthcare financing and payment systems;

  general conditions in the medical industry or global economy;

  a lack of liquidity in the market for our stock; and

  a significant sale or sales of our common stock by one or more of our shareholders.

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

  integration of operations, including combining teams and processes in various functional areas;

  market acceptance and integration of new technology into our products;

  additional costs including fees and expenses of professionals involved in completing the integration process; and

  potential existing liabilities of any future acquisition target.

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

     To meet our long-term funding requirements, we may sell securities in the public or private equity or debt markets if and when conditions are favorable, even if we do not have an immediate need for additional capital at that time. Furthermore, we may enter into financing transactions at prices that represent a substantial discount to market price. In addition, we may issue a significant amount of our securities in connection with our purchase of, or strategic investment in, other businesses or assets. Raising funds or paying for acquisitions through the issuance of equity securities will dilute the ownership of our existing shareholders. A negative reaction by investors and securities analysts to any sale or issuance of our equity securities could result in a decline in the trading price of our common stock.

     Additionally, in April 2005 our shareholders approved a new employee stock incentive plan totaling 1,300,000 shares and a new ESPP totaling 1,000,000 shares, which will further dilute the ownership of our existing shareholders.

The concentrated ownership of our common stock could delay or prevent a change of control, which could cause a decline in the market price of our common stock.

     As of December 31, 2005, our executive officers, directors and affiliated entities together beneficially owned 5.9% of the outstanding shares of our common stock. Based on currently available information, eleven other shareholders owned in the aggregate 50.5% of the outstanding shares of our common stock. Among these shareholders, Kopp Investment Advisors LLC owned 8.2% of the outstanding shares of our common stock and Merrill Lynch Investment Managers, Inc. owned 5.5% . As a result, these shareholders or any other concentrated owner may be able to exert significant influence over all matters requiring shareholder approval, including the election of directors, matters relating to the attraction and retention of employees, such as stock option plans, and approval of significant corporate transactions that could include certain matters relating to future financing arrangements and unsolicited tender offers. This concentration of ownership may delay, deter or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock, which could result in a decline in our stock price.

The termination or other loss of our license to use certain ATL technology would significantly impair our ability to manufacture, market and sell our products.

     We license certain technology from ATL that is incorporated into our single technology platform, and we use this ATL technology in all of our HCU imaging systems. Virtually all of our revenue is attributable to products incorporating this ATL technology.

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

  acceleration provisions in benefit plans and change-in-control agreements with our employees; and

  our shareholder rights plan, which is designed to dilute a hostile acquiror’s interest so that the acquisition becomes prohibitively expensive. Under our rights plan, each of our shareholders has one share purchase right for each share of common stock held, with each right having an exercise price approximating our board of directors’ estimate of the long-term value of one share of our common stock. The rights are triggered if an acquiror acquires, or successfully makes a tender offer for, 20% or more of our outstanding common stock. In such event, each shareholder other than the acquiror would have the right to purchase, at the exercise price, a number of newly issued shares of our capital stock at a 50% discount. If the acquiror were to acquire 50% or more of our assets or earning power, each shareholder would have the right to purchase, at the exercise price, a number of shares of acquiror’s stock at a 50% discount. Our board of directors may redeem the rights at a nominal cost at any time before a person acquires 20% or more of our outstanding common stock, which allows board-approved transactions to proceed. In addition, our board of directors may exchange all or part of the rights (other than rights held by the acquiror) for such number of shares of our common stock equal in value to the exercise price. Such an exchange produces the desired dilution without actually requiring our shareholders to purchase shares.

If we incur a tax liability in connection with our spin-off from ATL, we would be required to pay a potentially significant expense, which would diminish our financial resources.

      Our spin-off was treated by ATL as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986. If ATL were to recognize taxable gain from the spin-off, the Internal Revenue Service (“IRS”) could impose that liability on any member of the ATL consolidated group as constituted prior to the spin-off, including us. Generally, the IRS may assert that our spin-off from ATL is a taxable transaction until the expiration of the statute of limitations applicable to ATL with respect to the spin-off transaction. The expiration of the statute of limitations with respect to the spin-off transaction depends upon the actions and tax filings of ATL and the special rules applicable to spin-offs in general, which special rules could result in the extension of the general statute of limitations for an indefinite period of time. In the event of a tax liability, ATL has agreed to cover 85% of any such liability, unless the tax is imposed due to our actions solely or by ATL solely, in which case, we have agreed with ATL that the party who is solely at fault shall bear all of the tax liability. We are unaware of any actions that would result in a tax liability to us under the indemnity agreement regarding the spin-off transaction. We are aware that ATL was acquired in a transaction subsequent to the spin-off transaction, which could potentially result in the spin-off being treated as a taxable transaction, but which resulting tax liability in our view would be the sole responsibility of ATL pursuant to our agreement with ATL. ATL may refuse, however, to indemnify us for a tax liability arising out of the spin-off transaction or may argue that it did not cause the tax liability to be imposed. In such event, we may incur a significant expense for all or a portion of the taxes related to the spin-off.

ITEM 1B. UNRESOLVED SEC STAFF COMMENTS

     None.

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

     On September 30, 2004, the Texas court issued its rulings on the summary judgment motions. First, the court denied our motion for summary judgment based on invalidity, finding that there are issues of fact in dispute that must be resolved by a jury at trial. Second, the court granted Neutrino’s motion for summary judgment of infringement, finding that the SonoSite products infringe the ‘021 patent as the court has construed the claims in the Markman hearing. As a result, the court ordered us and Neutrino to enter into mediation, which was required to be completed by January 31, 2005. Mediation was unsuccessful. The parties have completed pretrial motions, discovery, depositions and preparation of expert reports and are awaiting the judge’s rulings on a number of the pending pretrial motions. We expect that the judge will set a trial date after he rules on those motions.

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

     We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in this matter. If we are not successful in our defense of these claims, we could be forced to pay damages related to past product sales, modify or discontinue selling our products or may enter into royalty or licensing agreements for future product sales, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represented the majority of our revenue for the years ended December 31, 2005, 2004 and 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

     Our common stock is traded on the Nasdaq National Market under the symbol SONO. The high and low sales prices for our common stock for each quarter are listed below. These prices reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Dividends

     We have not declared or paid cash dividends on our common stock. We currently intend to retain all earnings, if any, for future growth and, therefore, do not intend to pay cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

          The equity compensation plan information is presented under Part III, Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

          There were no shares repurchased by SonoSite during the fourth quarter of 2005.

Sales of Unregistered Securities

          There were no sales of unregistered securities by SonoSite in 2005.

Holders

     As of February 28, 2006, there were 2,977 holders of record of our common stock. This figure does not include the number of shareholders whose shares are held of record by a broker or clearing agency, but does include each such brokerage house or clearing agency as a single holder of record.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are the world leader in hand-carried ultrasound (“HCU”). We specialize in the development of HCU systems for use in a variety of medical specialties and in a range of clinical settings. Our proprietary technologies have enabled us to design hand-carried diagnostic ultrasound systems that combine high resolution, all-digital, broadband imaging with advanced features and capabilities typically found on cart-based ultrasound systems. We believe that the performance, size, durability, ease of use and cost-effectiveness of our products are expanding existing ultrasound markets, and are opening new markets by bringing ultrasound out of the imaging lab to the point-of-care such as the patient’s bedside or the physician’s examining table.

     The large size, weight and complexity of traditional cart-based ultrasound systems typically require a physician or highly trained clinician to perform the examination in a centralized imaging department, such as a hospital’s radiology department. Our strategic intent is to enable clinicians to use ultrasound in a variety of clinical settings by developing each potential market based on three fundamental tenets: (i) the design of high performance system hardware, software and transducers with application-specific settings and capabilities; (ii) the provision of educational training that ensures appropriate use of the equipment in the clinical setting; and (iii) the support of professional institutions and ultrasound thought leaders in the completion of use protocols and clinical research that accelerates the adoption of HCU to improve patient outcomes. By providing ultrasound at the primary point-of-care, our systems can eliminate delays associated with the outpatient referral process or moving heavy, cart-based systems across hospital departments to scan patients. This increased accessibility is changing clinical practice, improving patient care and safety and has the potential to reduce healthcare costs through earlier and more rapid diagnosis of diseases and conditions.

     We design our products for applications where ultrasound has not typically been used such as emergency medicine, surgery, critical care, internal medicine and vascular access procedures as well as for imaging in traditional applications, such as radiology, cardiology, vascular medicine and obstetrics and gynecology (“OB/ Gyn”). In addition, the U.S. military has successfully deployed our systems in traditional hospital settings, field hospitals and forward surgical teams in Iraq and other areas of conflict. We began shipping our first products in September 1999 and today have an installed based of more than 25,000 systems worldwide.

     On April 18, 2005, we introduced our newest product, the SonoSite MicroMaxx™ system (“MicroMaxx system”). This system is our third generation product and is based on our proprietary Application Specific Integrated Circuit (“ASIC”) technology for high-resolution ultrasound imaging and offers image resolution comparable to costly, conventional cart-based ultrasound systems weighing over 200 pounds. Our first shipments of the MicroMaxx system occurred in June 2005. The system addresses both traditional and emerging ultrasound markets and includes a standard five-year warranty on the system and most of the transducers, a first in the ultrasound industry.

     Our first generation of products includes the 180™ and iLook® series. The SonoSite 180PLUS™ system was designed for general ultrasound imaging and the SonoHeart® ELITE is specifically configured for cardiovascular applications. The iLook 25 imaging tool is designed to provide visual guidance for physicians and nurses while performing vascular access procedures and the iLook 15 imaging tool is designed to provide imaging of the chest and abdomen. Our second generation product, the TITAN® system, began shipping in June 2003. This high performance system addresses both traditional and new ultrasound markets and accounted for the majority of our revenue in 2005.

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, investments, warranty obligations, service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Our critical accounting policies and estimates include accounts receivable, revenue recognition, valuation of inventories, goodwill, intangible assets, warranty expense, income taxes and stock-based compensation.

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

     Revenue recognition. We recognize revenue on products and accessories when goods are shipped under an agreement with a customer, risk of loss and title have passed to the customer, sales returns are estimable and collection of any resulting receivable is reasonably assured. For service contracts, revenue is recognized as services are provided or over the term of the contract. Revenue is recorded net of estimated returns. Sales discounts are recorded as a reduction in revenue.

     Sales to distributors are generally made pursuant to standard distributor agreements. We recognize revenue when title and risk of loss have transferred to the distributor. Our only significant post-shipment obligation to distributors is our product warranty covering materials and workmanship (see “Warranty expense” below). The distributor can only reject products for an obvious defect or shipping error, generally within 30 days of receipt, and in such cases, replacement products would be sent. Since the distributor’s remedy is the replacement of the product and not a refund or credit, we do not defer any revenue associated with these sales. Costs associated with the repair of returned, defective products are captured in our warranty accrual. Our standard arrangements with distributors do not have any other return provisions.

     Our sales arrangements may contain multiple elements, which include hardware and software products. Revenue from the sale of software, software-related elements, and hardware when the software elements are more than incidental to the product as a whole, is recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. We have vendor specific objective evidence, (“VSOE”) of fair value for our products. Accordingly, for transactions that have undelivered elements for which we have VSOE of the elements, revenue equal to the total fair value of the undelivered elements is deferred and is not recognized until the element is delivered to the customer.

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

     We make judgments regarding the carrying value of our inventories based on current market conditions. Market conditions may change depending upon competitive product introductions, consumer demand and reimbursement criteria in the medical community. If market conditions change or if the introduction of new products by us impacts the market for our previously released products, we may be required to further write down the carrying cost of our inventories.

     Goodwill. Goodwill represents the excess of cost over the estimated fair value of net assets acquired in connection with our acquisition of SonoMetric Health, Inc. (“SonoMetric”) in 2004. We test goodwill for impairment on an annual basis, or more frequently if circumstances dictate, for each reporting unit identified for purposes of accounting for goodwill. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). A component is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Discrete financial information is available only for SonoSite as a whole; there is no discrete financial information available for SonoMetric because it was incorporated into SonoSite immediately after acquisition. Therefore, SonoSite is the reporting unit to which goodwill resulting from the SonoMetric acquisition is assigned.

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

     Intangible Assets. Our intangible assets are comprised primarily of acquired technology and non-compete agreements related to the acquisition of SonoMetric and reacquired distribution rights related to the acquisition of SonoSite China Medical Limited (“SonoSite China Medical”). We use our judgment to estimate the fair value of each of these intangible assets. Our judgment about fair value is based on our expectation of future cash flows and an appropriate discount rate. We also use our judgment to estimate the useful lives of each intangible asset.

     With respect to definite lived intangible assets, we evaluate the remaining useful lives annually. Indefinite-lived intangible assets are tested for impairment annually, or more frequently if circumstances dictate. If we conclude that any indefinite-lived intangible asset is impaired, we would record this as a loss on our statement of operations and as a reduction to the intangible asset.

     Warranty expense. We accrue estimated warranty expense at the time of sale for costs expected to be incurred under our product warranties. This provision for warranty expense is made based upon our historical product failure rates and service repair costs as well as management’s judgment. We have limited history with some of our products. In addition, we provide, with certain exceptions, a five-year warranty with the MicroMaxx system, which we began shipping in June 2005. Given the length of the warranty period, the warranty liability for the MicroMaxx system is more difficult to estimate than it has been for our other products that have a one-year warranty. However, given the similarity of the components used in the MicroMaxx system compared with our other systems and the historical product failure rate and service repair costs of those other systems, we believe that we can reasonably estimate the amount of the warranty liability for this product. We expect our warranty liability and expense to continue to increase significantly due to the five-year warranty offered with this product. Should actual failure rates and repair or replacement costs for any of our products differ from estimates, revisions to the estimated warranty liability may be required and our results may be materially affected.

     Income taxes. As part of the process of preparing our consolidated financial statements, we are required to determine our income taxes. This process involves calculating our current tax obligation or refund and assessing the nature and measurements of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences, and our net operating loss (“NOL”) and credit carryforwards, result in deferred tax assets and liabilities. In each period, we assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income in each jurisdiction. To the extent we believe that we do not meet the test that recovery is “more likely than not”, we establish a valuation allowance. To the extent that we establish a valuation allowance or change this allowance in a period, we adjust our tax provision or tax benefit in the consolidated statement of operations. We use our judgment to determine our provision or benefit for income taxes, and any valuation allowance recorded against our deferred tax assets based on the weight of all positive and negative factors, including cumulative trends in profitability.

     We have accumulated U.S. federal and state income tax NOL carryforwards, foreign NOL carryforwards and research and experimentation tax credit carryforwards. Deferred tax assets were recognized on our balance sheet in the fourth quarter of 2004 resulting in an income tax benefit. Prior to this time, we provided a full valuation allowance against our deferred tax assets. The deferred tax assets primarily represent the income tax benefit of U.S. NOLs we have incurred. As required by SFAS 109, we did not recognize any tax assets on our balance sheet until it was “more likely than not” that the tax assets related to our U.S. operations would be realized. We have retained a valuation allowance against our deferred tax asset resulting from our international operations as they have not sustained consecutive profitability for a reasonable period of time. We re-evaluate our ability to utilize our NOL and tax credit carryforwards in future periods and, in compliance with SFAS 109, record any resulting adjustments that may be required to deferred income tax expense. In addition, we reduce the deferred income tax asset for the benefits of NOL and tax credit carryforwards actually used in future quarters. The future impact on net income may therefore be positive or negative, depending on the net result of such adjustments and charges.

     Based upon a review of historical operating performance through 2005, and our expectation that we will generate U.S. profitability for the foreseeable future, we continue to believe it is more likely than not that the U.S. deferred tax assets will be fully realized.

     Stock-Based Compensation. We have elected to measure our stock-based compensation expense relating to option grants to employees under our stock-based compensation plans using the intrinsic value method. Under this method, we record no compensation expense when we grant stock options to employees if the exercise price for a fixed stock option award granted to an employee is equal to the fair market value of the underlying common stock at the date we grant the stock option.

     A different method for accounting for employee stock option grants is the fair value method. Under the fair value method, a company is required to determine the fair value of options granted to employees based on an option pricing model which incorporates such factors as the current stock price, exercise price of the options, expected volatility of future movements in the price of the underlying stock, risk-free interest rates, the expected term of the options and any dividends expected to be paid. The fair value determined under this method should then be recognized over the vesting period of the related options.

     In addition to option grants, we have granted restricted stock units to certain employees, which were valued at market price at the date of grant. We are recognizing the fair market value of the restricted stock units granted as compensation expense over the vesting period of the units.

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises SFAS 123 and supersedes APB 25. Under SFAS 123R, we will be required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the grant date of an equity-based award. The compensation calculated under the fair value method will then be recognized over the respective vesting period of the stock-based award. We will adopt the provisions of SFAS 123R on January 1, 2006. The adoption of SFAS 123R is expected to have a material impact on our results of operations. Also, SFAS 123R will require us to reflect the tax savings resulting from tax deductions in excess of the expense reflected in our financial statements as a financing cash flow, which may have a material impact on our future reported cash flows from operating activities.

Results of Operations

Revenue

     Revenue increased to $147.5 million in 2005, compared to $115.8 million in 2004 and $84.8 million in 2003. The increase in 2005 compared to 2004 was primarily due to the introduction of the MicroMaxx system in June 2005, which has a higher average selling price and project orders from governmental entities. The increase in 2004 compared to 2003 was primarily due to increased sales in the U.S. and international sales in Europe and Japan.

United States

     U.S. revenue increased to $79.8 million in 2005, compared to $61.3 million in 2004 and $52.4 million in 2003. The increase in 2005 compared to 2004 was due to changes in our product mix as well as increased direct, U.S. government and distributor sales and increased prices due to MicroMaxx introduction. The increase in 2004 compared to 2003 was primarily due to higher sales force productivity that was partially offset by a decline in U.S. government and military sales.

International

     Revenue from Europe, Africa and the Middle East increased to $41.2 million in 2005, compared to $35.0 million in 2004 and $21.3 million in 2003. The increase in 2005 compared to 2004 was primarily due to an increase in sales to our distributors in Europe and India, and an increase in revenue from direct sales in France and

Spain that was partially offset by decreases in direct sales to Germany. We have taken steps to improve the situation in Germany including hiring a highly respected and experienced ultrasound executive in December 2005 who we expect will be able to address the issues that have hindered us in Europe’s largest market. Changes in exchange rates had minimal impact on revenue in 2005.

     The increase in revenue in 2004 compared to 2003 was primarily due to an increase in revenue from direct sales in the United Kingdom and Germany and sales to our distributor in Italy. Changes in exchange rates accounted for $2.1 million of the increase in revenue in 2004.

     Revenue from Canada, South and Latin America and Asia Pacific (excluding Japan) increased to $14.5 million in 2005 compared to $9.8 million in 2004 and $9.5 million in 2003. The increase in 2005 compared to 2004 was primarily due to an increase in sales to our distributors in Latin America and South America, large government sales in South America and an increase in direct sales in Australia and Canada.

     Revenue from Japan increased to $11.9 million in 2005 compared to $9.7 million in 2004 and $1.6 million in 2003. The increases in 2005 and 2004 were primarily due to sales under our exclusive TITAN distribution arrangement with our distributor, Aloka Co. Ltd., initial sales under our exclusive iLook system distribution arrangement with our distributor, Nippon Sherwood Medical Industries Ltd., and commencing direct sales by our new subsidiary during 2003.

     We anticipate that revenue will increase in 2006 compared to 2005 due to continued expansion of our direct selling efforts in the U.S. and Europe, the expansion of our direct sales operations in Japan, Canada and Australia, the expansion of our sales operations in China, improvement in the sales operations in Germany, introduction of new products and features, and the overall expansion of market awareness and acceptance of our products. Additionally, the expansion of our sales operations in China may not be as successful as anticipated and we may encounter regulatory and other issues in selling our products there. Our revenue may also be impacted by fluctuations in foreign exchange rates in the countries in which we sell our products in currencies other than the USD. Increased competition may also impact the extent of the increase in our anticipated growth in revenue. We currently face competition from larger companies that manufacture cart-based and portable ultrasound systems and have greater financial and other resources. Some of these competitors have introduced HCU products. We began shipping the MicroMaxx system, which incorporates our third generation ultrasound technology, in June 2005 and it accounted for 38% of total system revenues during the six-month period ended December 31, 2005. Users of cart-based systems may not accept the MicroMaxx system, which could discourage widespread new users and uses for them. Our existing customers may not accept the MicroMaxx system due to pricing and functionality differences. If demand for the MicroMaxx system does not meet our projections, we may experience excess inventory levels and may be unable to generate sufficient revenue to grow our business.

Gross margin

     Gross margin increased to 70% in 2005 compared to 67% in 2004 and 64% in 2003. The increase in 2005 compared to 2004 was primarily due an improved product mix, improved manufacturing efficiencies and a reduction in the royalty owed to ATL, which became effective in September 2004. The increase in gross margin in 2004 compared to 2003 was primarily due to changes in product mix which resulted in increased average selling prices resulting from increased sales of TITAN systems, improved manufacturing efficiencies due to the increased sales volume, a weaker USD and a reduction in the royalty owed to ATL.

     We expect our gross margin percentage in 2006 to increase slightly from 2005 due to changes in product mix which results in increased average selling prices and increased manufacturing efficiencies. Nevertheless, increased competition from existing and new competitors in the portable ultrasound system market could result in lower average realized prices and could lower our gross margin. Our gross margin can be expected to fluctuate in future periods based on the mix of business between direct, government and distributor sales and our product and accessories sales mixes. Changes in our cost of inventory also may impact our gross margin. Adjustments to reduce carrying costs are recorded for obsolete material, earlier generation products and used or refurbished products held either as saleable inventory or as demonstration product. If market conditions change or the introduction of new products by us impacts the market for our previously released products, we may be required to further write down the carrying value of our inventory, resulting in a negative impact on gross margins. Additionally, we rely on our sales forecasts by product to determine production volume. To the extent our sales forecasts or product mix estimates are inaccurate, we may produce excess inventory or experience inventory shortages, which may result in an increase in our costs of revenue, a decrease in our gross margin or lost sales. Our gross margin may also be impacted by fluctuations in foreign exchange rates in the countries in which we sell our products in currencies other than the USD.

Operating expenses

     Research and development expenses increased to $15.2 million in 2005 compared to $12.6 million in 2004 and $11.2 million in 2003. The increase in 2005 compared to 2004 was primarily due to expenses associated with the development and enhancements to the MicroMaxx system, which began shipping in June 2005. The increase in research and development expenses in 2004 compared to 2003 was primarily due to expenses associated with the development of advanced features and accessories for the TITAN system and the development of the MicroMaxx system.

     We anticipate that research and development expenses will increase in 2006 compared to 2005 due to development related to our third generation ASIC technology as well as further development related to the MicroMaxx system. However, should our competitors develop products with features that equal or exceed the features that exist in our products, we may incur higher than anticipated research and development costs in order to accelerate existing programs and compete more effectively.

     Sales and marketing expenses increased to $68.1 million in 2005 compared to $51.8 million in 2004 and $38.5 million in 2003. The increase in 2005 compared to 2004 was primarily due to increased compensation for commissions related to the increase in revenue, marketing costs incurred to promote the MicroMaxx system, and expansion of our international operations. The increase in sales and marketing expenses in 2004 compared to 2003 was primarily due to expansion of our international operations, increased compensation for commissions related to the increase in revenue and costs related to improving our sales processes. Changes in exchange rates accounted for $1.3 million of the increase in expenses in 2004 compared to 2003.

     We anticipate that sales and marketing expenses will increase in 2006 compared to 2005 primarily due to marketing expenses for education and brand awareness, increased compensation for commissions related to the anticipated increase in revenues, expansion of direct sales operations in Japan, Canada and Australia and continued growth in our European subsidiaries. Additionally, we may incur significant expenses in the expansion of our operations in China and India.

     General and administrative expenses increased to $13.7 million in 2005 compared to $10.3 million in 2004 and $7.3 million in 2003. The increase in 2005 compared to 2004 was primarily due to defending our patent rights in the existing Neutrino patent infringement litigation, defending ourselves in a dispute with a former distributor and supporting our business growth. The increase in general and administrative expenses in 2004 compared to 2003 was primarily due to supporting our business growth, meeting the requirements of Section 404 of the Sarbanes-Oxley Act and defending our patent rights in the existing Neutrino patent infringement litigation.

     We anticipate that general and administrative expenses, other than share-based compensation, will be level in 2006 compared to 2005. Also, we expect to incur substantial additional legal expenses in connection with pending litigation. In addition, we may incur unanticipated legal expenses if we become involved in any new litigation.

     We anticipate that all research and development, sales and marketing, and general and administrative expenses will increase due to share-based compensation during 2006.

Other income (loss)

    Total other income (loss) was $1.0 million in 2005, compared to $0.4 million in 2004 and $1.3 million in 2003. The increase in 2005 compared to 2004 was primarily due to an increase in interest income, which was caused by an increase in the return on our investments due to higher average interest rates during the year. The decrease in 2004 compared to 2003 was primarily due to net foreign currency losses of $0.6 million in 2004 compared to net gains of $0.3 million in 2003.

Income tax expense

     Income tax expense was $2.4 million in 2005, compared to an income tax benefit of $19.3 million in 2004 and no income tax expense or benefit in 2003. Due to our profitable operations in 2005, we recorded income tax expense for financial reporting purposes and accordingly reflected changes in our deferred tax assets. The income tax expense is based on a blended federal and state rate applied to U.S. income and the applicable foreign rates. While this tax expense reduced net income, no cash will be paid for income taxes, other than required alternative minimum tax and foreign and state tax payments, until the NOL and tax credits have been fully utilized. Foreign NOLs will be utilized in jurisdictions where they are available and cash will be paid in jurisdictions that do not have foreign NOLs. A full valuation allowance has been recorded for foreign deferred tax assets, based on evaluation of the weight of all positive and negative evidence, including consideration of our transfer pricing methodologies which target arms-length profitability at our foreign subsidiaries.

     During the fourth quarter of 2004, we recognized deferred tax assets resulting in a net income tax benefit of $19.3 million. The deferred tax assets primarily represent the income tax benefit of U.S. NOLs and tax credits we have incurred. As required by SFAS 109, we did not recognize any tax assets on our balance sheet until it was “more likely than not” that the tax assets would be realized. We have retained a valuation allowance against our deferred tax assets resulting from our international operations and will continue to do so until it is more likely than not the deferred assets will be realized. We reevaluate our ability to realize our NOL and tax credit carryforwards in future periods and, in compliance with SFAS 109, record any resulting adjustments that may be required to deferred income tax expense. In addition, we reduce the deferred income tax asset for the benefits of NOL carryforwards actually used in future quarters as well as the reversing affect of temporary differences. The future impact on net income may therefore be positive or negative, depending on the net result of such adjustments and charges.

Liquidity and Capital Resources

     Our cash and cash equivalents balance was $26.8 million as of December 31, 2005, compared to $17.3 million as of December 31, 2004. Cash and cash equivalents are primarily invested in money market accounts. Our short-term and long-term investment securities totaled $44.0 million as of December 31 2005, compared to $46.8 million as of December 31, 2004. Investment securities consist of high-grade U.S. government or corporate debt and high-grade asset-backed securities. We have the ability to hold our securities until maturity, however, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies.

     Operating activities used cash of $1.1million in 2005, compared to cash provided of $2.6 million in 2004 and cash used of $5.8 million in 2003. The cash used in 2005 compared to 2004 was primarily due to an increase in receivables resulting from increased sales and a decrease in accounts payable that were partially offset by an increase in accrued expenses and our non-cash deferred tax benefit. The cash provided in 2004 compared to 2003 was primarily due to the generation of a net income in 2004 compared to a net loss in 2003, and an increase in accounts payable and accrued expenses due to increased business activity. These increases were partially offset by our non-cash deferred tax benefit, increases in accounts receivable and inventories to support our business growth, and an increase in prepaid expenses and other assets due to, among other things, an increased cash deposit for a value-added tax guarantee by our U.K subsidiary.

     We anticipate that cash provided by operations will increase in 2006 compared to a use of cash in 2005 primarily due to anticipated continued profitable operations. This increase will depend on our ability to successfully sell our products, collect our receivables, control our inventories and manage our expenses. Our cash flow from operations will also be impacted by excess income tax benefits on stock options, which are required to be classified as cash provided by financing activities when we adopt SFAS 123R in the first quarter of 2006.

     Investing activities used cash of $0.7 million in 2005, compared to $7.2 million in 2004 and $10.6 million in 2003. The decrease in cash used in 2005 compared to 2004 was primarily due to $2.2 million of net sales/maturities of investments in 2005 compared to $0.5 million of net purchases of investment securities in 2004. Additionally, cash used in investing activities decreased as a result of a reduction in purchases of property and equipment and a reduction in acquisition activities. The decrease in cash used in 2004 compared to 2003 was primarily due to $0.5 million of net purchases of investments in 2004 compared to $8.7 million of net purchases of investment securities in 2003. These reductions in cash used were partially offset by an increase in purchases of property and equipment and acquisition activities in 2004 compared to 2003. We anticipate using cash to invest in high quality investment instruments in 2006, the extent of which will depend on the interest rate environment during the period and the timing of cash flows from our operations during the period.

     Financing activities provided cash of $9.9 million in 2005 compared to $9.3 million in 2004 and $3.7 million in 2003. Cash provided by financing activities was proceeds from the exercise of stock options and our employee stock purchase plan totaling $9.9 million in 2005 compared to $9.4 million in 2004 and $3.8 million in 2003.

     We believe that our existing cash and cash generated from operations will be sufficient to fund our operations and planned capital expenditures in 2006. Nevertheless, we may experience an increased need for additional cash due to:

  any significant decline in our revenue or gross margin;
  any delay or inability to collect accounts receivable;
  any acquisition or strategic investment in another business;
  any significant increase in expenditures as a result of expansion of our sales and marketing infrastructure, our manufacturing capability or our product development activities;
  any significant increase in our sales and marketing expenditures as a result of our introduction of new products; and
  any significant increase in expenditures related to the Neutrino patent infringement litigation.

Off-balance sheet arrangements

     During the year ended and as of December 31, 2005, we had no off-balance sheet debt, other than obligations under our operating leases reflected in the contractual obligations table below. Furthermore, except for certain foreign exchange rate hedging transactions that we enter into from time to time, discussed more fully under “Foreign currency risk” in Item 7A below, we are not a party to any derivative transaction.

     We apply the disclosure provisions of FASB Interpretation No. (“FIN”)45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”), to our agreements that contain guarantee or indemnification clauses. We provide (i) indemnifications of varying scope and size to our customers and distributors against claims of intellectual property infringement made by third parties arising from the use of our products; (ii) indemnifications of varying scope and size to our customers against third party claims arising as a result of defects in our products; (iii) indemnifications of varying scope and size to consultants against third party claims arising from the services they provide to us; and (iv) guarantees to support obligations of some of our subsidiaries such as lease payments. These indemnifications and guarantees give rise only to the disclosure provisions of FIN 45. To date, we have not incurred material costs as a result of these obligations and do not expect to incur material costs in the future. Accordingly, we have not accrued any liabilities in our consolidated financial statements related to these indemnifications or guarantees.

Contractual obligations

     We have the following contractual obligations as of December 31, 2005:

Other commitments

     In 2005, we entered into an agreement to contribute up to $1.0 million to a research university. This pledge, which is to be paid over a four-year period, is conditioned upon our election to make a payment on an annual basis. We paid $0.1 million in 2005. During 2006, we elected to contribute $0.3 million.

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

     As part of obtaining our lease for our current facility, we were required to deposit $0.4 million, representing restricted cash with our bank. Also, we were required to maintain a deposit of $0.4 million with our bank in the United Kingdom as security for payment of customs and duties charges. Both amounts are included in other long-term assets and are not included in the table above.

     In the U.S., we have complemented our direct sales efforts by entering into group purchasing agreements with major healthcare GPOs. Typically, a GPO negotiates with medical suppliers, such as us, on behalf of the GPO’s member healthcare facilities, providing such members with uniform pricing and terms and conditions. In exchange, the GPO identifies us as a preferred supplier for its members. Member facilities participating in the GPO’s purchasing program can consist of hospitals, medical group practices, nursing homes, surgery centers, managed care organizations, long term care facilities, clinics and integrated delivery networks. Currently, we have GPO supply agreements with various groups including AmeriNet, Inc., Premier, Inc., Novation LLC, MedAssets HSCA, Inc., Broadlane, Inc. (includes Kaiser Permanente, Tenet Healthcare and others) and Consorta, Inc. These agreements require us to pay fees based on the amount of sales generated from these agreements. We recorded fees related to these agreements as sales and marketing expenses in the amounts of $1.0 million in 2005, $0.5 million in 2004 and $0.6 million in 2003.

Recent Accounting Pronouncements

     In November 2004, the FASB issued SFAS No. 151 “Inventory Costs -- An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS 151 will have a significant effect on our future consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123R, “Share-based Payment” (“SFAS 123R”), which revises SFAS 123 and supersedes APB 25. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. SFAS 123R requires us to follow a fair value approach using an option-pricing model at the grant date of a stock-based award. The compensation calculated under the fair value method will then be recognized over the respective vesting period of the stock-based award. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

     SFAS 123R permits public companies to adopt its requirements using one of two methods:

     (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

     (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     We will adopt the provisions of SFAS 123R on January 1, 2006 using the modified prospective method. We will apply the Black-Scholes model to estimate the fair value of share-based payments to employees, which will then be amortized on a ratable basis over the requisite service period. Also, SFAS 123R will require us to reflect the tax savings resulting from tax deductions in excess of expense reflected in our financial statements as a financing cash flow, which may have a material impact on our future reported cash flows from operating activities. We are evaluating the requirements of SFAS 123R and SAB 107 and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share beginning in the first quarter of 2006. Our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact resulting in uncertainty as to whether future stock-based compensation expense will be similar to the historical SFAS 123 pro forma expense. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We are required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2006.

     In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations, An Interpretation of FASB Statement No. 143,” (“FIN 47”) which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. We were required to adopt FIN 47 by the end of 2005. The adoption of FIN 47 did not have  a significant effect on our consolidated financial statements.

     In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, “ The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP”). The FSP addresses determining when an investment is considered impaired, whether that impairment is other than temporary, and measuring an impairment loss. The FSP also addresses the accounting after an entity recognizes an other-than-temporary impairment, and requires certain disclosures about unrealized losses that the entity did not recognize as other-than-temporary impairments. We are required to adopt the FSP at the beginning of fiscal 2006 and do not believe the adoption will have a significant effect on our future consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

     We are exposed to market risk relating to changes in interest rates, which could adversely affect the value of our investments in marketable securities.

     As of December 31, 2005, our portfolio consisted of $25.4 million of interest-bearing debt securities with maturities of less than one year and $18.6 million of interest-bearing debt securities with maturities of more than one year. We have the ability to hold these securities until maturity, however, we have classified them as available-for-sale in the event of unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for 2006 from a hypothetical 10% increase in market interest rates would not have a material impact on the investment portfolio.

Foreign currency risk

     Except for sales transacted by our wholly-owned foreign subsidiaries, we transact all our sales in USDs; therefore, the obligations of many of our international customers are in USDs. Our exposure to risk from fluctuations in foreign currencies relates primarily to the strengthening of the USD against the local currency of our international subsidiaries, which may result in foreign exchange losses on transactions with them, and our international customers, which may impact our ability to collect amounts owed by them.

     As of December 31, 2005, 49% of our outstanding accounts receivable balance was from international customers, of which 50%, or $10.7 million, was denominated in a currency other than USDs. Total sales for the year ended December 31, 2005 denominated in a currency other than USDs were $35.1 million, or 24% of total consolidated revenues. The British pound, the European Union euro and the Japanese yen represented the majority of financial transactions executed in a currency not denominated in USDs. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk. In addition, we utilize letters of credit where they are warranted in order to mitigate our collection risk.

     We periodically enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. As of December 31, 2005, we had $21.7 million in notional amount of foreign currency forward contracts. These contracts expire on March 31, 2006 and serve as hedges of a substantial portion of our intercompany balances denominated in a currency other than the USD. These foreign currencies primarily include the British pound, the European Union euro and the Japanese yen. A sensitivity analysis of a change in the fair value of these contracts indicates that if the USD weakened by 10% against the applicable foreign currency, the fair value of these contracts would decrease by $2.2 million. Conversely, if the USD strengthened by 10% against the applicable foreign currency, the fair value of these contracts would increase by $2.2 million. Any gains and losses in the fair value of these contracts would be largely mitigated by offsetting losses and gains on the underlying transactions. These offsetting gains and losses are not reflected in the sensitivity analysis above. The fair value of these contracts as of December 31, 2005 was $0.1 million. As of December 31, 2004, we had no foreign currency forward contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SONOSITE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
SonoSite, Inc.:

     We have audited the accompanying consolidated balance sheets of SonoSite, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and shareholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a). These consolidated financial statements and the financial statement schedule are the responsibility of SonoSite, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SonoSite, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SonoSite, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Seattle, Washington
March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
SonoSite, Inc.:

     We have audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting (Item 9A(b)), that SonoSite, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and shareholder’s equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

Seattle, Washington
March 15, 2006

SONOSITE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

See accompanying notes to the consolidated financial statements.

SONOSITE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

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

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Overview

     SonoSite develops, manufactures, and distributes hand-carried ultrasound (“HCU”) systems for use across medical specialties and in a range of treatment settings.

     We commenced operations as a division of ATL Ultrasound, Inc. (“ATL”). On April 6, 1998, we became an independent, publicly owned company through a distribution of one new share of our stock for every three shares of ATL stock held as of that date. ATL retained no ownership in SonoSite following the spin-off.

2. Summary of Significant Accounting Policies

Basis of presentation and use of estimates

     The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of SonoSite, Inc., and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management must make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification of prior period balances

     Certain amounts reported in previous periods have been reclassified to conform to current period presentation.

Cash and cash equivalents

     Cash and cash equivalents primarily consist of money market accounts with major U.S. banks and highly liquid debt instruments with maturities at purchase of three months or less.

Investment securities

     Investment securities consist of high-grade U.S. government or corporate debt and high-grade asset-backed securities. We have the ability to hold our securities until maturity, however, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis.

     A decline in market value of any available-for-sale security below cost that is determined to be other than temporary results in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Interest income is recognized when earned. We may incur unrealized losses due to changes in market value attributable to changes in interest rates and not credit quality. We have the ability and intent to hold our investments until a recovery of cost, which may be maturity. Accordingly, we view any unrealized losses as temporary at December 31, 2005.

Accounts receivable

     In the ordinary course of business, we grant credit to a broad customer base. Of the accounts receivable balance at December 31, 2005, 49% and 51% were receivable from international and domestic parties, prior to any allowance for doubtful accounts. The same percentages as of December 31, 2004 were 61% and 39% prior to any allowance for doubtful accounts.

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

     We utilize foreign currency forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable denominated in foreign currencies. We recognize all derivative financial instruments (foreign currency forward contracts) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. For derivative instruments designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivative instruments designed as cash flow and net investment hedges, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income. The ineffective portions are recognized in earnings. As of December 31, 2005, we had $21.7 million in notional amount of foreign currency forward contracts that expire on March 31, 2006. As of December 31, 2004, we had no foreign currency forward contracts. These contracts did not qualify as investment hedges under SFAS 133 and therefore are marked-to-market with changes in fair value recorded in income from continuing operations.

Inventories

     Inventories are stated at the lower of cost or market, on a first-in, first-out method. Included in our inventories balance are demonstration products used by our sales representatives and marketing department. Adjustments to reduce carrying costs are recorded for obsolete material, shrinkage, earlier generation products and used or refurbished products held either as saleable inventory or as demonstration product. If market conditions change or if the introduction of new products by us impacts the market for our previously released products, we may be required to further write down the carrying cost of our inventories.

Property and equipment

     Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Maintenance and repair costs are expensed as incurred, and additions and improvements to property and equipment are capitalized.

     Depreciation and amortization are calculated using the straight-line method over estimated useful lives as follows:

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Direct internal and external costs for computer software developed for internal use are capitalized in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized costs are amortized using the straight-line method over the estimated useful lives beginning when each module is complete and ready for use. Such costs totaled $0.1 million in 2005, $0.9 million in 2004 and were insignificant in 2003.

     The carrying value of long-lived assets is evaluated for impairment when events or changes in circumstances occur that may indicate the carrying amount of the asset may not be recoverable. For definite-lived intangible assets, we evaluate the carrying value of the assets by comparing the estimated future undiscounted cash flows generated from the use of the asset and its eventual disposition with the assets’ net book value. If the estimated future undiscounted cash flows from an asset group are less than the net book value of the asset group, we record an impairment loss equal to the excess of the net book value over the estimated fair market value of the asset group.

Goodwill and other intangible assets

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we perform goodwill impairment tests annually in the fourth quarter of each year, and more frequently if facts and circumstances indicate reporting unit carrying values exceed estimated reporting unit fair values. Intangibles subject to amortization, which consist mainly of acquired software technology and non-compete agreements, are amortized using the straight-line method over their estimated useful lives of three to seven years. Indefinite-lived intangible assets are tested for impairment annually, and more frequently if facts and circumstances indicate that the asset might be impaired.

Investment in and receivable from affiliates

     When we have investments in companies where we have the ability to exercise influence, but not control, over operating and financial policies, these investments are accounted for under the equity method. Accordingly, our share in the net income or loss in these investees is included in other income or loss.

     In 2003 and 2004, we invested a total of $0.2 million into SonoSite China Medical Limited (“SonoSite China Medical”) for a 30% ownership interest. At December 31, 2004, the carrying value of our 30% ownership interest was $0.1 million, which is included in other long-term assets, and the receivable from this investee was $0.2 million, which is included in accounts receivable. In April 2005, we acquired the remaining 70% of SonoSite China Medical for $0.4 million. The results of SonoSite China Medical operations have been included in our consolidated financial statements since that date. Prior to that date, we accounted for this investment under the equity method of accounting. For each of the years ended December 31, 2005, 2004 and 2003, we did not have sales to SonoSite China Medical.

Concentration of credit and supply risk

     Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investment securities and accounts receivable.

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

     In addition, our circuit boards are produced by one of the world’s largest electronic manufacturing services suppliers who produces the boards in their Thailand manufacturing facility. If we experience delays in the receipt or a deterioration in product yields of these components, we may experience delays in manufacturing or an increase in costs resulting in lost sales or a deterioration in gross margin.

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue recognition

     We recognize revenue on products and accessories when goods are shipped under an agreement with a customer, risk of loss and title have passed to the customer and collection of any resulting receivable is reasonably assured. In cases of nonstandard delivery and acceptance criteria, we will not recognize revenue at shipment, but rather when the delivery and acceptance criteria have been satisfied. For service contracts, revenue is recognized as services are performed or over the term of the contract. Revenue is recorded net of estimated returns. Sales discounts are recorded as a reduction of revenue. Deferred revenue primarily represents unearned revenue from service contracts made under agreements with customers. Our typical warranty period is one year except for the recently introduced MicroMaxx system, which has, with certain exceptions, a five-year warranty period. The warranty is included with the original purchase. In addition to our standard warranty, we offer extended warranty and service agreements for coverage beyond the standard warranty period or coverage above what is covered by the standard warranty. We accrue charges for related product warranty expenses based upon estimated costs to repair or replace products sold.

     Sales to distributors are generally made pursuant to standard distributor agreements. We recognize revenue when title and risk of loss have transferred to the distributor. Our only significant post-shipment obligation to distributors is our product warranty covering materials and workmanship. The distributor can only reject products for an obvious defect or shipping error, generally within 30 days of receipt, and in such cases, replacement products would be sent. Since the distributor’s remedy is the replacement of the product and not a refund or credit, we do not defer any revenue associated with these sales. Costs associated with the repair of returned, defective products are captured in our warranty accrual. Our standard arrangements with distributors do not have any other return provisions.

     Our sales arrangements may contain multiple elements, which include hardware and software products. Revenue from the sale of software, software-related elements, and hardware when the software elements are more than incidental to the product as a whole, is recognized in accordance with SOP 97-2, “Software Revenue Recognition,” as amended. We have vendor specific objective evidence (“VSOE”) of fair value for our products. Accordingly, for transactions that have undelivered elements for which we have VSOE of the elements, revenue equal to the total fair value of the undelivered elements is deferred and is not recognized until the element is delivered to the customer.

Warranty expense

     We accrue estimated warranty expense at the time of sale for costs expected to be incurred under our product warranties. This provision for warranty expense is made based upon our historical product failure rates and service repair costs as well as management’s judgment. Our typical warranty period is one year except for the recently introduced MicroMaxx system, which has, with certain exceptions, a five-year warranty period. The warranty is included with the original purchase. In addition to our standard warranty, we offer extended warranty and service agreements for coverage beyond the standard warranty period or coverage above what is covered by the standard warranty.

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

Advertising costs

     We expense costs for advertising and promotional activities as incurred. Advertising and promotional expenses for the years ended December 31, 2005, 2004 and 2003 were $11.2 million, $5.9 million, and $5.0 million.

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Stock-based compensation

     At December 31, 2005, we had seven stock-based employee compensation plans, which are described in Note 9. We account for those plans under the intrinsic value method in accordance with the provisions of Accounting Principles Bulletin Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that the fair market value of the stock exceeds the exercise price of the stock option at the date of the grant. We recognize compensation expense for the fair value of restricted stock unit grants ratably over the applicable vesting period. The fair value is based on the market price of our stock on the date of grant. We record share-based compensation in accordance with the accelerated methodology described in FASB Interpretation No. (“FIN”) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”).

     The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), to stock-based employee compensation (in thousands, except per share data):

     In 2004, we recognized $4.4 million of stock-based compensation expense offset by a $13.2 million tax benefit, which resulted from the reversal of the valuation allowance on U.S. deferred taxes. In years prior to 2004, there was no reduction of the expense for the related tax benefit because we retained a full valuation allowance offsetting the deferred taxes. The reversal of that valuation allowance in 2004 resulted in a tax benefit for pro forma disclosure.

     We account for non-employee stock-based compensation in accordance with SFAS 123 and Financial Accounting Standards Boad (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

     The income tax benefit from stock compensation expense in excess of the amounts recognized for financial reporting purposes is credited to additional paid-in capital.

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

     The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share calculations (in thousands, except per share amounts):

     We exclude equity instruments from the calculation of diluted weighted average shares outstanding if the effect of including such instruments is antidilutive to net income (loss) per share. Accordingly, certain employee stock options and restricted stock units totaling approximately 149,000, 70,000 and 2,920,000 for years ended December 31, 2005, 2004 and 2003 have been excluded from the calculation of diluted weighted average shares.

Accumulated other comprehensive income

     Unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments are included in accumulated other comprehensive income.

     The following are the components of accumulated other comprehensive income, net of tax, at December 31 (in thousands):

Foreign currency translation

     The functional currencies of our international subsidiaries, consisting primarily of the British pound, the European Union euro and the Japanese yen, are the local currency of the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses of international operations are translated at average rates of exchange prevailing during the period. Net realized and unrealized losses on currency transactions included in other income (loss) in the consolidated statements of operations were $0.8 million and $0.6 million for the years ended December 31, 2005 and 2004 compared to net gains of $0.3 million for the year ended December 31, 2003.

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recent accounting pronouncements

     In November 2004, the FASB issued SFAS No. 151 “Inventory Costs -- An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS 151 will have a significant effect on our future consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123R, “Share-based Payment” (“SFAS 123R”), which revises SFAS 123 and supersedes APB 25. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. SFAS 123R requires us to follow a fair value approach using an option-pricing model at the grant date of a stock-based award. The compensation calculated under the fair value method will then be recognized over the respective vesting period of the stock-based award. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

     SFAS 123R permits public companies to adopt its requirements using one of two methods:

     (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

     (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     We will adopt the provisions of SFAS 123R on January 1, 2006 using the modified prospective method. We will apply the Black-Scholes model to estimate the fair value of share-based payments to employees, which will then be amortized on a ratable basis over the requisite service period. Also, SFAS 123R will require us to reflect the tax savings resulting from tax deductions in excess of expense reflected in our financial statements as a financing cash flow, which may have a material impact on our future reported cash flows from operating activities. We are evaluating the requirements of SFAS 123R and SAB 107 and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share beginning in the first quarter of 2006. Our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact resulting in uncertainty as to whether future stock-based compensation expense will be similar to the historical SFAS 123 pro forma expense. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We are required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2006.

     In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, An Interpretation of FASB Statement No. 143,” (“FIN 47”) which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. We adopted FIN 47 as of December 31, 2005. The adoption of FIN 47 did not have significant effect on our consolidated financial statements.

     In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP”). The FSP addresses determining when an investment is considered impaired, evaluating whether that impairment is other than temporary, and measuring an impairment loss. The FSP also addresses the accounting after an entity recognizes an other-than-temporary impairment, and requires certain disclosures about unrealized losses that the entity did not recognize as other-than-temporary impairments. We are required to adopt the FSP at the beginning of fiscal 2006 and do not believe the adoption will have a significant effect on our future consolidated financial statements.

3. Technology Transfer and License Agreement with ATL

     We license ultrasound technology from ATL under a Technology Transfer and License Agreement executed at the time of our spin-off as a public company in 1998. Under that agreement, we took ownership of certain ultrasound technology developed as part of a government grant and also patent rights, which had been established or were being pursued for that technology. As part of this agreement, we also entered into a cross-license whereby we had the exclusive right to use certain ATL technology existing on April 6, 1998 or developed by ATL during the three-year period following April 6, 1998 in ultrasound systems weighing 15 pounds or less, and ATL had the exclusive right to use our technology existing on April 6, 1998 or developed by us during the same three-year period in ultrasound systems weighing more than 15 pounds. On April 6, 2003, this cross-license became nonexclusive and, except for the patented technology of each party, now extends to all ultrasound systems regardless of weight.

     Our license from ATL bears a royalty equivalent to a percentage of the net sales of ultrasound products under fifteen pounds that use ATL technology. A reduction in the royalty percentage owed to ATL became effective in September 2004. Royalty payments are required through September 2007. If prior to April 6, 2006, any single person or entity engaged in the medical diagnostic imaging business, other than through the sale or manufacture of our products, obtains, directly or indirectly, voting control of a majority of our common stock or the power to elect our entire board of directors, we will be required to pay $75 million to ATL. For the years ended December 31, 2005, 2004 and 2003, we incurred a royalty expense to ATL of $2.0 million, $2.6 million and $2.2 million, which is included in cost of revenue.

4. Cash, cash equivalents and investment securities

     The following table summarizes our cash, cash equivalents and investment securities at fair value (in thousands):

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The amortized cost, gross unrealized holding gains and losses and fair value of investment securities classified as available-for-sale securities as of December 31 were as follows (in thousands):

     Long-term investments generally mature in less than three years.

     The following table summarizes our realized gains and losses on investments for the years ended December 31 (in thousands):

     Short-term and long-term investments with unrealized losses as of December 31, 2005, consisted of the following (in thousands):

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The $0.4 million of gross unrealized losses as of December 31, 2005, which pertains to 35 securities, were primarily caused by changes in interest rates. There were no realized losses recognized for other-than-temporary impairments during 2005, 2004 or 2003.

5. Financial statement detail as of December 31, 2005 and 2004

     Inventories consisted of the following (in thousands):

     Property and equipment consisted of the following (in thousands):

     Depreciation expense for the years ended December 31, 2005, 2004, and 2003 was $2.7 million, $2.6 million and $2.5 million.

     Accrued expenses consisted of the following (in thousands):

     The warranty liability is summarized as follows (in thousands):

6. Acquisitions

     On May 20, 2004, we acquired 100% of the outstanding common shares of SonoMetric Health, Inc. (“SonoMetric”). The results of SonoMetric’s operations have been included in our consolidated financial statements since that date. SonoMetric is a medical software company whose primary product is designed to be

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

used with ultrasound technology to measure the intima media thickness, or IMT, of the carotid artery. Increased thickness of the IMT in the carotid artery is associated with an increased risk of developing atherosclerosis, which is a leading cause of heart disease. We sell a stand-alone version of SonoMetric’s software, SonoCalc™, and incorporated SonoMetric’s software into the MicroMaxx system. We believe this acquisition will enhance the sales of our products in the cardiovascular disease diagnostic market.

     We purchased all of SonoMetric’s outstanding common shares for an immediate cash payment of $1.5 million, plus future cash payments of up to $4.5 million contingent upon the amount of revenue recognized from the sale of SonoMetric’s software over the five-year period following the closing date of the acquisition. In addition to the immediate cash payment, we also incurred $0.4 million in acquisition-related expenses, bringing the initial aggregate purchase price to $1.9 million. During 2005, we accrued $0.7 million in contingent payments as a result of revenue recognized on the sale of SonoMetric’s software. These contingent payments were recorded as additional goodwill. This business combination was not material to our operations.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. As part of the consideration paid to SonoMetric, the company paid off the assumed liabilities upon closing.

     Of the $1.8 million of acquired intangible assets, $1.3 million was assigned to existing software technology that is amortized using the straight-line basis over the estimated useful life of seven years and $0.5 million was assigned to non-compete agreements with former shareholders of SonoMetric that is amortized using the straight-line basis over the term of the agreement of three years. Contingent payments that are made are recorded as additional goodwill.

     In 2004, in connection with the reduction of our valuation allowance related to U.S. income taxes, we recorded additional goodwill of $0.7 million related to the SonoMetric acquisition.

     At December 31, 2004, we had a 30% ownership interest in SonoSite China Medical. In April 2005, we acquired the remaining 70% of SonoSite China Medical for $0.4 million. The results of SonoSite China Medical operations have been included in our consolidated financial statements since that date. The estimated fair value of the assets acquired and liabilities assumed at the date of acquisition was $0.5 million primarily for indefinite-lived intangible assets, including $0.1 million of deferred tax assets. The indefinite-lived intangible asset represents reacquired distribution rights. We have determined that they have indefinite lives because there are no legal, regulatory or contractual provisions that may limit their useful lives. We accounted for this acquisition in accordance with EITF 04-01, “Accounting for Preexisting Relationships between Parties to a Business Combination” which provides that if certain conditions are met the settlement of a preexisting relationship should be recorded separate from the business combination. We concluded that none of those conditions existed in this transaction and accordingly none of the amount was recorded as settlement of a preexisting relationship.

7. Goodwill and other intangible assets

     As of December 31, 2005, goodwill was $1.8 million and intangible assets subject to amortization, which collectively had a remaining weighted average useful life of 4.4 years, were $1.3 million, net of accumulated amortization of $0.7 million. Amortization expense of $0.4 million and $0.3 million related to intangible assets was recorded for the years ended December 31, 2005 and 2004. No amortization expense related to intangible assets

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

was recorded for the year ended December 31, 2003. Amortization expense of intangible assets is estimated to be $0.4 million per year in 2006, $0.3 million in 2007, and $0.2 million in 2008, 2009 and 2010. As of December 31, 2005, indefinite-lived intangible assets were $0.5 million. During the fourth quarter of 2005, we completed our annual impairment assessment of our goodwill and indefinite-lived intangible assets and determined that they were not impaired.

8. Hedging activities

     We periodically enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on cash flows and earnings associated with foreign currency exchange rate changes. These contracts are not designated as hedges under SFAS 133 and therefore, are marked-to-market with changes in fair value recorded to earnings. These contracts are entered into for periods consistent with the currency transaction exposures, generally three months. Any gains and losses on the fair value of these contracts would be largely offset by losses and gains on the underlying transactions. We do not enter into any derivative transactions for speculative purposes.

     The currencies hedged during 2005 were the British pound, the European Union euro, the Japanese yen, the Australian dollar and the Canadian dollar. As of December 31, 2005, we had $21.7 million in notional amount of foreign currency forward contracts. The fair value of these contracts as of December 31, 2005 was not material to our results of operations or financial position. These contracts expire on March 31, 2006 and serve as economic hedges of a substantial portion of our intercompany balances denominated in a currency other than the USD. Net recognized gains (losses) from foreign currency forward contracts for the years ended December 31, 2005, 2004 and 2003 totaled $2.3 million, $(2.0) million and $(0.7) million, and are included in other income (loss) in the consolidated statements of operations. These gains and losses were substantially offset by foreign exchange gains and losses on intercompany balances.

9. Shareholders’ equity

Stock compensation plans

     As of December 31, 2005, we had the following stock compensation plans: the 1998 Nonofficer Employee Stock Option Plan (“1998 NOE Plan”), the 1998 Stock Option (“1998 Plan”), the Nonemployee Director Stock Option Plan (“Director Plan”), the Management Incentive Compensation Plan (“MIC Plan”), the Adjustment Plan, the 2005 Stock Incentive Plan (“2005 Plan”) and the 2005 Employee Stock Purchase Plan (“2005 ESPP Plan”). Additionally, through 2004, we granted a total of 165,000 options outside of these plans to corporate officers, which are included within the information presented herein and contain similar provisions to our 1998 Plan. We account for stock options issued to employees under provisions of APB 25 and therefore, to the extent the fair value of the underlying stock is equal to or less than the exercise price on the measurement date, no compensation expense is recognized for employee stock option grants.

     The pro forma effect on our net income (loss) if we accounted for the costs relating to all option grants under the provisions of SFAS No. 123 is reported in Note 2.

     Pro forma compensation expense is recognized for the fair value of each option estimated on the date of grant using the Black-Scholes multiple option pricing model. The following assumptions were used for option grants in 2005, 2004 and 2003: expected volatility of 54%, 57%, and 58%; risk-free interest rates of 3.9%, 3.5% and 2.7%; expected terms of 5.4 years for 2005 and 6.5 years for 2004 and 2003; and zero dividend yield.

     Under the 1998 NOE Plan, 1998 Plan, MIC Plan, 2005 Plan and option grants outside our stock option plans, as of December 31, 2005, 3,265,000 total shares of common stock were authorized primarily for issuance upon exercise of stock options at prices equal to the fair market value of our common shares at the date of grant. As of December 31, 2005, 1,369,000 shares were available for grant under these stock option plans. In most cases, stock options issued prior to October 22, 2002 are exercisable at 25% each year over a four-year vesting period and have a ten-year term from the grant date. In October 2002, our Board of Directors approved a change in the vesting

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

schedule for employee option grants made after October 22, 2002 so that first-time grants issued to new employees vest 25% after one year of employment and then monthly over the next three years, and grants made to employees after their first year of employment vest monthly over four years.

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

     The 2005 ESPP Plan, which qualifies under Section 423 of the Internal Revenue Code, permits substantially all employees to purchase shares of our common stock. Participating employees may purchase common stock through payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. As of December 31, 2005 1,000,000 shares of common stock were authorized for issuance under the 2005 ESPP Plan. During the year ended December 31, 2005, 28,251 shares of common stock were issued under this plan.

     We also have an Adjustment Plan, which includes options granted in connection with the dividend distribution occurring on April 6, 1998. As part of this distribution, existing ATL option holders received one of our options for every six ATL options held. There was no change to the intrinsic value of the option grant, ratio of exercise price to market value, vesting provisions or option period as a result of the distribution. As of December 31, 2005, 19,000 shares of common stock were authorized primarily for issuance upon exercise of stock options at prices equal to the fair market value of our common shares at the date of grant.

     Prior to the spin-off from ATL, we had no stock option plans specifically identified as our plans. All stock options granted through that date were part of ATL option plans.

     In 2003, we granted 10,000 options to a non-employee and, in accordance with the provisions of SFAS 123 and EITF 96-18, calculated the fair value of the options using the Black-Scholes valuation model based on the following assumptions for the years ended December 31, 2004 and 2003: expected volatility of 60%, risk-free interest rate of 4.2%, expected terms of 9.1 years and 10 years, and zero dividend yield. For the years ended December 31, 2004 and 2003, we recorded stock-based compensation expense related to these options of $139,000 and $42,000 in accordance with the accelerated methodology described in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” During the year ended December 31, 2005, we determined that the vesting requirements of the 10,000 options would not be met. Accordingly, we reversed $102,000 in previously recorded stock-based compensation expense.

Summary of stock option activity

     The following table presents summary stock option activity for the years ended December 31 (shares presented in thousands):

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The following is a summary of stock options outstanding as of December 31, 2005 (shares presented in thousands):

Restricted stock units

In 2005, we granted to employees 72,000 restricted stock units (“RSU”) under the 1998 Plan and 21,000 RSU under the 2005 Plan, with a weighted average grant date fair value of $33.05 per RSU. The vesting period for each RSU is three years from the date of grant. None of the RSU were cancelled during the year. During 2005, we recorded stock-based compensation expense related to these RSU of $0.4 million.

Stock purchase rights

     On April 6, 1998, we and First Chicago Trust Company of New York (“First Chicago”) entered into a Rights Agreement. The Rights Agreement was subsequently amended on October 24, 2001 to reflect that EquiServe Trust Company, N.A. had succeeded First Chicago as the rights agent, and on August 25, 2003, to reflect certain changes approved by our Board of Directors. The Rights Agreement has certain anti-takeover provisions, which will cause substantial dilution to a person or group that attempts to acquire us. Under the Rights Agreement, each of our shareholders has one share purchase right for each share of common stock held, with each right having an exercise price approximating our board of directors’ estimate of the long-term value of one share of our common stock. The rights are triggered if an acquiror acquires, or successfully makes a tender offer for, 20% or more of our outstanding common stock. In such event, each shareholder other than the acquiror would have the right to purchase, at the exercise price, a number of newly issued shares of our capital stock at a 50% discount. If the acquiror were to acquire 50% or more of our assets or earning power, each shareholder would have the right to purchase, at the exercise price, a number of shares of acquiror’s stock at a 50% discount. Our board of directors may redeem the rights at a nominal cost at any time before a person acquires 20% or more of our outstanding common stock, which allows board-approved transactions to proceed. In addition, our board of directors may exchange all or part of the rights (other than rights held by the acquiror) for such number of shares of our common stock equal in value to the exercise price. Such an exchange produces the desired dilution without actually requiring our shareholders to purchase shares.

10. Income taxes

     For income tax purposes, our results through the spin-off from ATL were included in the consolidated federal income tax return of ATL and, accordingly, the net operating loss (“NOL”) generated prior to the spin-off from ATL is not available to us for use in periods subsequent to that date. During the period from the spin-off from ATL through December 31, 2005, we accumulated U.S. federal income tax NOL carryforwards of $57.7 million, foreign NOL carryforwards of $11.2 million, research and experimentation tax credit carryforwards of $2.6 million, and alternative minimum tax credits of $0.2 million. For U.S. federal income tax purposes, carryforwards begin expiring in 2018 and will be fully expired in 2024. $10.3 million of foreign NOL carryforwards are perpetual in nature with $0.5 and $0.4 million expiring in 2012 and 2015 respectively. For income tax purposes, the income tax benefit from stock-based compensation expenses in excess of the amount recognized for financial

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

purposes at December 31, 2005 of $3.6 million was credited to shareholders’ equity. At December 31, 2004, $17.1 million of the domestic NOL carryforwards resulted from stock option deductions, which resulted in a tax benefit of $5.9 million that was credited to shareholders’ equity upon reversal of the deferred tax valuation allowance.

     The valuation allowance on the U.S. deferred tax assets was eliminated in 2004. In 2005, we have no valuation allowance on the U.S. deferred tax assets since it is more likely than not the deferred assets will be realized. The effect of the removal of the valuation allowance on the U.S. deferred tax assets in 2004, partially offset by an increase in the valuation allowance on foreign NOL carryovers, was a reduction in the deferred tax asset valuation allowance in 2004 of $23.7 million.

     We have not reduced the valuation allowance for NOL carryovers and other net deferred tax assets related to foreign operations, and will not do so until it is more likely than not the deferred assets will be realized.

     We have not provided for U.S. deferred taxes on earnings of non-U.S. subsidiaries as such earnings are deemed permanently reinvested.

     Under certain provisions of the Internal Revenue Code of 1986, as amended, the availability and utilization of our NOL and tax credit carryforwards may be subject to limitation if it should be determined that there has been a change in ownership of more than 50%.

The components of income (loss) before income taxes are as follows (in thousands):

The components of income tax (provision) benefit are as follows (in thousands):

     The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the net income or loss. The sources and tax effects of the differences for the years ended December 31 are as follows:

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31 are as follows (in thousands):

     The valuation allowance on deferred taxes decreased by $1.0 million in 2005, decreased by $23.7 million in 2004 and increased by $0.2 million in 2003.

11. Employee Benefit Plan

401(k) Retirement Savings Plan

     All our employees in the U.S. are eligible to participate in our 401(k) Plan. Terms of the 401(k) Plan permit an employee to contribute up to a maximum of 16% of an employee’s annual compensation on a post-tax or pre-tax basis, up to the maximum permissible by the Internal Revenue Service during any plan year. We match each employee’s contribution in increments equivalent to 100% for the first 3% and 50% for the second 3% of the employee’s contribution percentage. In 2005, 2004 and 2003 we contributed $1.0 million, $0.9 million and $0.9 million in matching contributions to the 401(k) Plan in accordance with the plan’s terms. Employees immediately vest in the contributions the employee makes. Vesting in our contribution on behalf of the employee occurs at equal increments at the end of each year of the first five years of an employee’s service with us.

12. Commitments and contingencies

Indemnification Obligations and Guarantees (excluding product warranty)

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

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Operating leases

     We currently lease office and manufacturing space, automobiles and office equipment under operating leases. As of December 31, 2005, future minimum lease payments are as follows (in thousands):

     Rent expense for the years ended December 31, 2005, 2004 and 2003 was $2.7 million, $2.2 million and $1.4 million.

Other commitments

     In 2005, we entered into an agreement to contribute up to $1.0 million to a research university. This pledge, which is to be paid over a four-year period, is conditioned upon our election to make a payment on an annual basis. We paid $0.1 million in 2005. During 2006, we elected to contribute $0.3 million in 2006.

     As part of our agreements with our suppliers, suppliers may procure resources and material expected to be used for the manufacture of our product in accordance with our production schedule provided to them. In the event these items are not used in the quantities submitted as part of the production schedule or material becomes obsolete as a result of production timing, material changes or design changes, we may be responsible for compensating our suppliers for these procurements. As of December 31, 2005, these commitments were not significant.

     As part of obtaining our lease for our current facility, we were required to deposit $0.4 million, representing restricted cash with our bank. Additionally, at December 31, 2005 we maintained a deposit of $0.4 million with our bank in the United Kingdom as security for payment of customs and duties charges. Both amounts are included in other long-term assets.

     In the U.S., we have complemented our direct sales efforts by entering into group purchasing agreements with major healthcare group purchasing organizations (“GPO”). Typically, a GPO negotiates with medical suppliers, such as us, on behalf of the GPO’s member healthcare facilities, providing such members with uniform pricing and terms and conditions. In exchange, the GPO identifies us as a preferred supplier for its members. Member facilities participating in the GPO’s purchasing program can consist of hospitals, medical group practices, nursing homes, surgery centers, managed care organizations, long term care facilities, clinics and integrated delivery networks. Currently, we have GPO supply agreements with various groups including AmeriNet, Inc., Premier, Inc., Novation LLC, MedAssets HSCA, Inc., Broadlane, Inc. (includes Kaiser Permanente, Tenet Healthcare and others) and Consorta, Inc. These agreements require us to pay fees based on the amount of sales generated from these agreements. For the years ended December 31, 2005, 2004 and 2003, we recorded fees related to these agreements as sales and marketing expenses in the amounts of $1.0 million, $0.5 million and $0.6 million, respectively.

Contingencies

     On July 24, 2001, Neutrino Development Corporation filed a complaint against us in U.S. District Court, Southern District of Texas, Houston Division, alleging infringement of U.S. Patent 6,221,021, or the ‘021 patent, by SonoSite as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180PLUS, SonoHeart and SonoHeart Plus devices. Subsequently, the SonoHeart ELITE, iLook, TITAN and MicroMaxx systems were also added to the lawsuit. The complaint asserts claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorney’s fees and costs, and pre- and post-

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

judgment interest. On August 14, 2001, we filed an answer asserting affirmative defenses of non-infringement and patent invalidity, and included a counterclaim seeking a declaratory judgment of non-infringement and invalidity regarding Neutrino’s patent. On October 4, 2001, the court denied a request by Neutrino for preliminary injunctive relief to prevent us from manufacturing and selling our products pending the ultimate disposition of the litigation. On February 20, 2002, in what is known as a “Markman” hearing, the parties presented their arguments regarding the proper construction of Neutrino’s patent claims.

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

     On September 30, 2004, the Texas court issued its rulings on the summary judgment motions. First, the court denied our motion for summary judgment based on invalidity, finding that there are issues of fact in dispute that must be resolved by a jury at trial. Second, the court granted Neutrino’s motion for summary judgment of infringement, finding that the SonoSite products infringe the ‘021 patent as the court has construed the claims in the Markman hearing. As a result, the court ordered us and Neutrino to enter into mediation, which was required to be completed by January 31, 2005. Mediation was unsuccessful. The parties have completed pretrial motions, discovery, depositions and preparation of expert reports and are awaiting the judge’s rulings on a number of the pending pretrial motions. We expect that the judge will set a trial date after he rules on those motions.

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

     We believe that we have good and sufficient defenses to the claims of patent infringement asserted against us by Neutrino and we are vigorously defending ourselves in this matter. If we are not successful in our defense of these claims, we could be forced to pay damages related to past product sales, modify or discontinue selling our products or may enter into royalty or licensing agreements for future product sales, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represented the majority of our revenue for the years ended December 31, 2005, 2004 and 2003.

     We have not accrued any amounts for potential losses related to the Neutrino matter. Because of uncertainties related to the potential outcome and any range of loss on this matter, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to this matter. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations, financial position and cash flow. We expense legal costs as incurred.

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

     Long-lived assets, excluding deferred tax assets and restricted cash, included in other assets, by geographic location as of December 31 are as follows (in thousands):

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Quarterly results—unaudited

     The quarterly information presented above reflects, in the opinion of management, all adjustments necessary (which are of a normal and recurring nature, except for the tax benefit recorded in the quarter ended December 31, 2004, related to reversal of the valuation allowance on U.S. deferred taxes) for a fair presentation of the results for the interim period presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

     As of December 31, 2005, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act), and they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Management’s report on internal control over financial reporting

     Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 as required by the Exchange Act Rule 13a-15(c). Our management’s evaluation and assessment of our internal control over financial reporting concluded that, as of December 31, 2005, our internal controls over financial reporting were effective. In making this assessment, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

     KPMG LLP, an independent registered public accounting firm, has issued an audit report on management’s assessment and the effectiveness our internal control over financial reporting. Their report is included in Item 8. in the section titled “Reports of Independent Registered Public Accounting Firm.”

(c) Changes in internal control over financial reporting

     During 2005, we have made various improvements to our system of internal control. We continue to review, revise and improve the effectiveness of our internal controls including strengthening our income tax provision review control procedure noted below. We have made no changes, other than the items noted below, in the Company’s internal controls over financial reporting in connection with our fourth quarter evaluation that would materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

     During our fourth quarter of 2005, we hired an employee dedicated solely to the area of taxes, who has the background and expertise to strengthen our tax provision preparation process. In addition, we continued to use a third party tax firm to provide additional expertise related to accounting and reporting for income taxes.

ITEM 9B. OTHER INFORMATION

     For each of the executive officers named in the 2006 proxy statement under the heading “Executive Officers,” we have entered into change-in-control agreements. These agreements are substantially similar to each other. We will file the proxy statement within 120 days of December 31, 2005.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is included in our proxy statement for our 2006 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the headings “Election of Directors” and “Executive Officers.” We will file the proxy statement within 120 days of December 31, 2005.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is included in our proxy statement for our 2006 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Executive Compensation.” We will file the proxy statement within 120 days of December 31, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is included in our proxy statement for our 2006 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management.” We will file the proxy statement within 120 days of December 31, 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities may be issued to employees, directors, consultants, advisors or other persons in exchange for consideration in the form of services as of December 31, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included in our proxy statement for our 2006 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Certain Relationships and Related Transactions.” We will file the proxy statement within 120 days of December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is included in our proxy statement for our 2006 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Fee Disclosures.” We will file the proxy statement within 120 days of December 31, 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1)	Financial Statements—See “Index to Financial Statements” under Item 8 of this Report.

(2)	Financial Statement Schedule.

10.18 (M)	SonoSite, Inc. FY2005 Variable Incentive Bonus Plan (exhibit 10.1)
10.19 (N)	2005 Stock Incentive Plan (exhibit 10.1)
10.20 (N)	2005 Employee Stock Purchase Plan (exhibit 10.2)
10.21 (O)	Nonqualified Stock Option Notice Agreement between the registrant and Mike Ambielli (exhibit 99.1)
10.21 (O)	Nonqualified Stock Option Notice Agreement between the registrant and John Lowell (exhibit 99.2)
10.23 (P)	1998 Stock Option Plan Stock Option Award Agreement (exhibit 10.1)
10.24 (P)	2005 Stock Incentive Plan Restricted Stock Unit Agreement (exhibit 10.2)
10,25 (P)	2005 Stock Incentive Plan Stock Option Agreement (Nonstatutory) (exhibit 10.3)
10.26 (Q)	Separation Agreement and General Release between the registrant and Henry Krause dated August 8, 2005 (exhibit 10.1)
10.27 (R)	FY2006 Variable Incentive Bonus Plan (exhibit 10.1)
10.28 (S)	Terms of Stock Option Grant Program for Non-employee Directors under the SonoSite, Inc. 2005 Stock Incentive Plan (exhibit 10.1)
10.29 (S)	2005 Stock Incentive Plan Stock Option Agreement (Non Statutory) (exhibit 10.2)
10.30 (S)	2005 Stock Incentive Plan Restricted Stock Unit Agreement (Non Statutory) (exhibit 10.3)
10.31	2005 Stock Incentive Plan Nonqualified Stock Option Agreement for Non-employee Directors
21.1†	Subsidiaries of the registrant
23.1†	Consent of KPMG LLP, independent registered public accounting firm
24.1†	Power of attorney (contained on signature page)
31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

†	Filed herewith.
*	Confidential treatment requested.
(A)	Incorporated by reference to the designated exhibit included in SonoSite's Registration Statement on Form S-1 (Registration No. 333-714157) filed on October 3, 1999.
(B)	Incorporated by reference to the designated exhibit included in SonoSite's report on Form 10 (SEC File No. 000-23791) filed on March 19, 1998.
(C)	Incorporated by reference to the designated exhibit included in SonoSite's report on Form 10-K for the year ended December 31, 1998 (SEC File No. 000-23791) filed on March 22, 1999.
(D)	Incorporated by reference to the designated exhibit included in SonoSite's report on Form 10-K for the year ended December 31, 1999 (SEC File No. 000-23791) filed on March 30, 2000.
(E)	Incorporated by reference to the designated exhibit included in SonoSite's report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-23791) filed on November 13, 2001.
(F)	Incorporated by reference to the designated exhibit included in SonoSite's report on Form 10-K for the year ended December 31, 2001 (SEC File No. 000-23791) filed on February 22, 2002.
(G)	Incorporated by reference to the designated exhibit included in SonoSite's report on Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 000-23791) filed on May 13, 2002.
(H)	Incorporated by reference to the designated exhibit included in SonoSite's report on Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 000-23791) filed on August 13, 2002.
(I)	Incorporated by reference to the designated exhibit included in SonoSite's report on Form 8-K filed on August 26, 2003 (SEC File No. 000-23791) filed on August 26, 2003.
(J)	Incorporated by reference to the designated exhibit included in SonoSite's registration statement on Form S-8 (Registration No. 333-51820) filed on December 14, 2000.
(K)	Incorporated by reference to the designated exhibit included in SonoSite's registration statement on Form S-8 (Registration No. 333-110913) filed on December 4, 2003.
(L)	Incorporated by reference to the designated exhibit included in SonoSite's report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 000-23791) filed on November 9, 2004.
(M)	Incorporated by reference to the designated exhibit included in SonoSite's report on Form 8-K (SEC File No. 000-23791) filed on December 20, 2004.
(N)	Incorporated by reference to the designated exhibit included in SonoSite's report on Form 8-K filed on April 28, 2005.
(O)	Incorporated by reference to the designated exhibit included in SonoSite's registration statement on Form S-8 filed on April 29, 2005.
(P)	Incorporated by reference to the designated exhibit included in SonoSite's report on Form 10-Q for the quarter ended June 30, 2005 filed on August 9, 2005.
(Q)	Incorporated by reference to the designated exhibit included in SonoSite's report on Form 8-K filed on September 15, 2005.
(R)	Incorporated by reference to the designated exhibit included in SonoSite's report on Form 8-K filed on December 9, 2005.
(S)	Incorporated by reference to the designated exhibit included in SonoSite's report on Form 8K filed on February 7, 2006.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONOSITE, INC.
By	/S/ Michael J. Schuh
Michael J. Schuh
Vice President-Finance, Chief Financial
Officer, and Treasurer

     Date: March 15, 2006

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 15th day of March 2006.

/S/ KIRBY L. CRAMER	Chairman of the Board
Kirby L. Cramer
/S/ KEVIN M. GOODWIN	President, Chief Executive Officer and Director
Kevin M. Goodwin	(Principal Executive Officer)
/S/ MICHAEL J. SCHUH	Vice President-Finance, Chief Financial Officer, and
Michael J. Schuh	Treasurer (Principal Financial and Accounting Officer)
/S/ CARMEN L. DIERSEN	Director
Carmen L. Diersen
/S/ EDWARD V. FRITZKY	Director
Edward V. Fritzky
/S/ STEVEN R. GOLDSTEIN, M.D.	Director
Steven R. Goldstein, M.D.
/S/ Paul V. Haack	Director
Paul V. Haack
/S/ Robert G. Hauser, M.D.	Director
Robert G. Hauser, M.D.
/S/ WILLIAM G. PARZYBOK, JR.	Director
William G. Parzybok, Jr.
/S/ JEFFREY PFEFFER, PH.D.	Director
Jeffrey Pfeffer, Ph.D.
/S/ RICHARD S. SCHNEIDER, PH.D.	Director
Richard S. Schneider, Ph.D.
/S/ JACQUES SOUQUET, PH.D.	Director
Jacques Souquet, Ph.D.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1 (A)	Restated Articles of Incorporation of the registrant (exhibit 3.1)
3.3 (E)	Amended and Restated Bylaws of the registrant (exhibit 3.1)
4.1 (A)	Rights Agreement between First Chicago Trust Company and the registrant, dated April 6, 1998 (exhibit 4.1)
4.2 (E)	Amendment to Rights Agreement, dated August 8, 2001 (exhibit 4.2)
4.3 (F)	Amendment to Rights Agreement, dated October 24, 2001 (exhibit 4.3)
4.4 (I)	Amendment to Rights Agreement, dated August 25, 2003 (exhibit 4.1)
10.1 (G)	1998 Stock Option Plan, as amended and restated (exhibit 10.1)
10.2 (A)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 1998 Stock Option Plan (exhibit 10.2)
10.3 (H)	1998 Nonofficer Employee Stock Option Plan, as amended and restated (exhibit 10.1)
10.4 (E)	Nonemployee Director Stock Option Plan, as amended and restated (exhibit 10.3)
10.5 (C)	Management Incentive Compensation Plan (exhibit 10.5)
10.6 (B)	Adjustment Plan (exhibit 10.6)
10.7 (A)	Form of Senior Management Employment Agreement between the registrant and each of Kevin M. Goodwin, Michael J. Schuh and Bradley G. Garrett (exhibit 10.7)
10.8 (A)	Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended (exhibit 10.9)
10.9 (F)	Third Amendment to Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, dated as of March 10, 2000 (exhibit 10.9)
10.10 (D)	Lease Agreement between Riggs & Company, a division of Riggs Bank N.A., and the registrant, dated December 28, 1999 (exhibit 10.14)
10.11 (D)*	Distribution Agreement between Olympus Optical Co. Ltd. and the registrant, dated August 1, 1999 (exhibit 10.15)
10.12 (F)	Assignment of Distribution Agreement by and among Olympus Optical Co., Ltd., Olympus Promarketing, Inc. and the registrant, dated effective September 28, 2001 (exhibit 10.12)
10.13 (J)	Option Notice Agreement, dated July 17, 2000, between the registrant and Michael J. Schuh (exhibit 99.1)
10.14 (J)	Option Notice Agreement, dated July 24, 2000, between the registrant and Daniel Walton (exhibit 99.2)
10.15 (K)	Option Notice Agreement, dated September 11, 2003, between the registrant and Henry (Skip) Krause (exhibit 99.1)
10.16 (K)	Option Notice Agreement, dated September 22, 2003, between the registrant and Marla Koreis (exhibit 99.2)
10.17 (L)*	Distribution Agreement between Boston Scientific Corporation and the registrant, dated August 4, 2004 (exhibit 10.1)
10.18 (M)	SonoSite, Inc. FY2005 Variable Incentive Bonus Plan (exhibit 10.1)
10.19 (N)	2005 Stock Incentive Plan (exhibit 10.1)
10.20 (N)	2005 Employee Stock Purchase Plan (exhibit 10.2)
10.21 (O)	Nonqualified Stock Option Notice Agreement between the registrant and Mike Ambielli (exhibit 99.1)
10.21 (O)	Nonqualified Stock Option Notice Agreement between the registrant and John Lowell (exhibit 99.2)
10.23 (P)	1998 Stock Option Plan Stock Option Award Agreement (exhibit 10.1)
10.24 (P)	2005 Stock Incentive Plan Restricted Stock Unit Agreement (exhibit 10.2)
10,25 (P)	2005 Stock Incentive Plan Stock Option Agreement (Nonstatutory) (exhibit 10.3)
10.26 (Q)	Separation Agreement and General Release between the registrant and Henry Krause dated August 8, 2005 (exhibit 10.1)
10.27 (R)	FY2006 Variable Incentive Bonus Plan (exhibit 10.1)
10.28 (S)	Terms of Stock Option Grant Program for Non-employee Directors under the SonoSite, Inc. 2005 Stock Incentive Plan (exhibit 10.1)
10.29 (S)	2005 Stock Incentive Plan Stock Option Agreement (Non Statutory) (exhibit 10.2)
10.30 (S)	2005 Stock Incentive Plan Restricted Stock Unit Agreement (Non Statutory) (exhibit 10.3)
10.31	2005 Stock Incentive Plan Nonqualified Stock Option Agreement for Non-employee Directors
21.1†	Subsidiaries of the registrant
23.1†	Consent of KPMG LLP, independent registered public accounting firm
24.1†	Power of attorney (contained on signature page)
31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

† Filed herewith.

* Confidential treatment requested.