Form 10-K/A
period 2005-12-31
SONOSITE INC
filed 2006-03-27
CIK 1055355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

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

EXPLANATORY PARAGRAPH

We are filing this amendment to Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006 to add the electronic signature of our independent registered public accounting firm, KPMG LLP, to the following reports:

•      The Report of Independent Registered Public Accounting Firm on the consolidated financial statements and the financial statement schedule listed in Item 15(a)

•     The Report of Independent Registered Public Accounting Firm on management’s assessment of internal control over financial reporting, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005

•      The Consent of KPMG LLP, Independent Registered Public Accounting Firm in Exhibit 23.1

The omission was due to an inadvertent printing error.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

/s/ KPMG LLP

Seattle, Washington
March  15, 2006