Form 10-K/A
period 2005-12-31
SONOSITE INC
filed 2006-04-20
CIK 1055355

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

EXPLANATORY NOTE

We are filing this second amendment to Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2006, to correct certain formatting errors. Due to technical and operator errors, CGI North America, our printer and filing agent, converted certain tables in the Form 10-K to an incorrect format in the process of filing with the SEC. Other than correction of the formatting errors and inclusion of the information in our first amendment to Form 10-K, filed with the SEC on March 27, 2006, we have not made any other changes to our Form 10-K.

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

	Balance at			Balance at
	beginning of	Charged to	Applied to	end of
	year	cost of revenue	liability	year
Year ended December 31, 2005	$561	$1,049	$(615)	$995
Year ended December 31, 2004	$381	$709	$(529)	$561
Year ended December 31, 2003	$331	$351	$(301)	$381

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

Year	High	Low
2005
Fourth quarter	$39.78	$26.96
Third quarter	$37.10	$28.90
Second quarter	$33.46	$24.44
First quarter	$34.98	$23.36
2004
Fourth quarter	$34.47	$24.94
Third quarter	$27.31	$20.92
Second quarter	$25.15	$18.37
First quarter	$26.29	$18.57

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

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of Operations Data
Revenue	$147,491	$115,817	$84,770	$73,035	$45,695
Cost of revenue	43,652	37,755	30,918	29,800	21,861
Gross margin	103,839	78,062	53,852	43,235	23,834
Operating expenses:
Research and development	15,195	12,644	11,179	12,126	12,715
Sales and marketing	68,090	51,824	38,474	33,555	22,312
General and administrative	13,662	10,296	7,315	5,983	5,312
Total operating expenses	96,947	74,764	56,968	51,664	40,339
Other income (loss):
Interest income	1,753	963	965	958	1,123
Interest expense	(2)	—	(23)	(36)	(61)
Other income (loss)	(795)	(601)	390	(224)	(966)

Total other income	956	362	1,332	698	96
Income (loss) before income taxes	7,848	3,660	(1,784)	(7,731)	(16,409)
Income tax (provision) benefit	(2,412)	19,312	—	—	—
Net income (loss)	$5,436	$22,972	$(1,784)	$(7,731)	$(16,409)
Net income (loss) per share:
Basic	$0.35	$1.55	$(0.12)	$(0.59)	$(1.59)
Diluted	$0.34	$1.46	$(0.12)	$(0.59)	$(1.59)

Shares used in computing net income (loss) per share:
Basic	15,549	14,829	14,335	13,075	10,300
Diluted	16,175	15,737	14,335	13,075	10,300

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$26,809	$17,272	$13,683	$26,381	$33,116
Working capital	104,492	69,370	54,809	56,705	49,326
Total assets	174,548	155,092	109,090	105,877	63,076
Long-term obligations, less current portion	—	—	—	88	185
Total shareholders’ equity	152,042	133,235	95,330	92,614	55,683

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

Contractual obligations

     We have the following contractual obligations as of December 31, 2005:

Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in thousands)
Operating leases	$ 5,870	$ 2,456	$ 2,286	$ 656	$ 472

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

/s/ KPMG LLP

Seattle, Washington
March 15, 2006

SONOSITE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2005	2004
ASSETS

Current Assets
Cash and cash equivalents	$26,809	$17,272
Short-term investment securities	25,426	14,319
Accounts receivable, less allowances of $1,227 and $942	42,414	33,586
Inventories	20,735	17,990
Deferred income taxes	6,822	3,596
Prepaid expenses and other current assets	2,345	2,476
Total current assets	124,551	89,239

Property and equipment, net	7,388	7,632
Investment securities	18,569	32,490
Deferred income taxes	19,137	21,189
Goodwill	1,751	972
Identifiable intangible assets, net	1,822	1,768
Other assets	1,330	1,802
Total assets	$174,548	$155,092

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$4,148	$6,360
Accrued expenses	12,974	10,747
Deferred revenue, current portion	2,937	2,762
Total current liabilities	20,059	19,869
Deferred rent	290	228
Deferred revenue, net of current portion	2,157	1,760
Total liabilities	22,506	21,857
Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1.00 par value
Authorized shares—6,000,000
Issued and outstanding shares—none	—	—
Common stock, $0.01 par value
Shares authorized—50,000,000
Issued and outstanding shares:
As of December 31, 2005—15,872,078
As of December 31, 2004—15,250,783	159	152
Additional paid-in capital	212,709	196,318
Deferred stock compensation	(2,671)	—
Accumulated deficit	(59,008)	(64,444)
Accumulated other comprehensive income	853	1,209
Total shareholders’ equity	152,042	133,235
Total liabilities and shareholders’ equity	$174,548	$155,092

See accompanying notes to the consolidated financial statements.

SONOSITE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2005	2004	2003
Revenue	$147,491	$115,817	$84,770
Cost of revenue	43,652	37,755	30,918
Gross margin	103,839	78,062	53,852

Operating expenses:
Research and development	15,195	12,644	11,179
Sales and marketing	68,090	51,824	38,474
General and administrative	13,662	10,296	7,315
Total operating expenses	96,947	74,764	56,968

Other income (loss):
Interest income	1,753	963	965
Interest expense	(2)	—	(23)
Other	(795)	(601)	390

Total other income	956	362	1,332

Income (loss) before income taxes	7,848	3,660	(1,784)

Income tax (provision) benefit	(2,412)	19,312	—

Net income (loss)	$5,436	$22,972	$(1,784)

Net income (loss) per share:
Basic	$0.35	$1.55	$(0.12)
Diluted	$0.34	$1.46	$(0.12)

Weighted average common and potential common shares outstanding:
Basic	15,549	14,829	14,335
Diluted	16,175	15,737	14,335

See accompanying notes to the consolidated financial statements.

SONOSITE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2005	2004	2003
Operating activities:
Net income (loss)	$5,436	$22,972	$(1,784)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	3,138	2,860	2,493
Net loss (gains) on investments	24	(36)	(117)
Equity in losses of affiliates	49	6	87
Amortization of premiums on investment securities	434	743	668
Stock-based compensation	297	139	42
Deferred income tax provision (benefit)	2,212	(19,546)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,301)	(6,959)	(5,047)
Inventories	(3,242)	(3,559)	(2,019)
Prepaid expenses and other assets	439	(1,929)	(524)
Accounts payable	(2,158)	3,276	(1,290)
Accrued expenses	1,859	4,087	935
Deferred liabilities	702	595	761
Net cash provided by (used in) operating activities	(1,111)	2,649	(5,795)

Investing activities:
Purchase of investment securities	(46,787)	(31,722)	(85,425)
Proceeds from sales/maturities of investment securities	49,033	31,184	76,773
Purchase of property and equipment	(2,555)	(4,614)	(1,924)
Purchase of SonoSite China Medical Ltd.	(402)	—	—
Purchase of SonoMetric Health, Inc.	(36)	(2,070)	—
Net cash used in investing activities	(747)	(7,222)	(10,576)

Financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	9,862	9,435	3,794
Repayment of long-term obligations	—	(88)	(136)
Net cash provided by financing activities	9,862	9,347	3,658
Effect of exchange rate changes on cash and cash equivalents	1,533	(1,185)	15
Net change in cash and cash equivalents	9,537	3,589	(12,698)
Cash and cash equivalents at beginning of year	17,272	13,683	26,381
Cash and cash equivalents at end of year	$26,809	$17,272	$13,683
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$(23)
Cash paid for income taxes	$295	$28	$—

See accompanying notes to the consolidated financial statements.

SONOSITE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except shares)

	Common stock					Accumulated
			Additional			other	Total
			paid-in	Deferred stock	Accumulated	comprehensive	shareholders’
	Shares	Amount	capital	compensation	deficit	income (loss)	equity
Balance at December 31, 2002	14,195,280	$142	$177,007	$—	$(85,632)	$1,097	$92,614
Comprehensive loss:
Net loss	—	—	—	—	(1,784)	—	(1,784)
Net unrealized loss on investment
securities	—	—	—	—	—	(91)	(91)
Less reclassification adjustment for
gains included in net loss	—	—	—	—	—	(117)	(117)
Foreign currency translation
adjustment	—	—	—	—	—	872	872
Comprehensive loss							(1,120)
Exercise of stock options	377,244	4	3,790	—	—	—	3,794
Stock-based non-employee compensation	—	—	42	—	—	—	42
Balance at December 31, 2003	14,572,524	146	180,839	—	(87,416)	1,761	95,330
Comprehensive income:
Net income	—	—	—	—	22,972	—	22,972
Net unrealized loss on investment
securities	—	—	—	—	—	(320)	(320)
Less reclassification adjustment for
gains included in net income	—	—	—	—	—	(36)	(36)
Foreign currency translation
adjustment	—	—	—	—	—	(196)	(196)
Comprehensive income							22,420
Exercise of stock options	678,259	6	9,429	—	—	—	9,435
Tax benefit from exercise of stock options	—	—	5,911	—	—	—	5,911
Stock-based non-employee compensation	—	—	139	—	—	—	139
Balance at December 31, 2004	15,250,783	152	196,318	—	(64,444)	1,209	133,235
Comprehensive income:
Net income	—	—	—	—	5,436	—	5,436
Net unrealized loss on investment
securities, net of tax benefit
of $39	—	—	—	—	—	(93)	(93)
Less reclassification adjustment for
losses included in net income	—	—	—	—	—	24	24
Foreign currency translation
adjustment	—	—	—	—	—	(287)	(287)
Comprehensive income							5,080
Exercise of stock options and employee
stock purchase plan	621,295	7	9,855	—	—	—	9,862
Restricted stock units granted	—	—	3,070	(3,070)	—	—	—
Restricted stock units expensed	—	—	—	399	—	—	399
Tax benefit from exercise of stock options	—	—	3,568	—	—	—	3,568
Forfeiture of stock-based non-employee
compensation	—	—	(102)	—	—	—	(102)
Balance at December 31, 2005	15,872,078	$159	$212,709	$(2,671)	$(59,008)	$853	$152,042

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

     The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), to stock-based employee compensation (in thousands, except per share data):

	2005	2004	2003
Net income (loss), as reported	$5,436	$22,972	$(1,784)
Add: stock-based compensation expense included in reported net income (loss), net of tax	255	—	—
Deduct: stock-based compensation expense determined under fair value method
for all awards, net of tax	(2,527)	8,803	(5,508)
Pro forma net income (loss)	$3,164	$31,775	$(7,292)
Basic net income (loss) per share:
As reported	$0.35	$1.55	$(0.12)
Pro forma	$0.20	$2.14	$(0.51)
Diluted net income (loss) per share:
As reported	$0.34	$1.46	$(0.12)
Pro forma	$0.19	$2.04	$(0.51)

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

     The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share calculations (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003

Net income (loss)	$5,436	$22,972	$	(1,784)

Weighted average common shares outstanding used in computing
basic net income (loss) per share	15,549	14,829		14,335
Effect of dilutive stock options and restricted stock units	626	908		—

Weighted average common and potential common shares
outstanding used in computing diluted net income (loss) per share	16,175	15,737		14,335

Net income (loss) per share:
Basic	$0.35	$1.55		$(0.12)
Diluted	$0.34	$1.46		$(0.12)

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

     The following are the components of accumulated other comprehensive income, net of tax, at December 31 (in thousands):

	2005	2004	2003
Net unrealized gain (loss) on investments	$(324)	$(255)	$101
Cumulative translation adjustments	1,177	1,464	1,660
	$853	$1,209	$1,761

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

4. Cash, cash equivalents and investment securities

     The following table summarizes our cash, cash equivalents and investment securities at fair value (in thousands):

	As of December 31,
	2005	2004
Cash	$7,002	$7,115
Cash equivalents:
Money market accounts	19,807	10,157
Total cash and cash equivalents	$26,809	$17,272

Investment securities:
Short-term	$25,426	$14,319
Long-term	$18,569	$32,490

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The amortized cost, gross unrealized holding gains and losses and fair value of investment securities classified as available-for-sale securities as of December 31 were as follows (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
2005:
Short-term:
U.S. Government and agencies	$3,498	$—	$(14)	$3,484
Corporate bonds	9,748	—	(72)	9,676
Asset-backed securities	12,322	3	(59)	12,266
Total short-term investments	$25,568	$3	$(145)	$25,426
Long-term:
U.S. Government and agencies	$—	$—	$—	$—
Corporate bonds	8,212	—	(66)	8,146
Asset-backed securities	10,577	2	(156)	10,423
Total long-term investments	$18,789	2	$(222)	$18,569

2004:
Short-term:
U.S. Government and agencies	$13,370	$—	$(73)	$13,297
Corporate bonds	1,030	—	(8)	1,022
Total short-term investments	$14,400	$—	$(81)	$14,319
Long-term:
Asset-backed securities	$25,346	$6	$(88)	$25,264
Corporate bonds	4,805	—	(61)	4,744
U.S. Government and agencies	2,513	—	(31)	2,482
Total long-term investments	$32,664	$6	$(180)	$32,490

     Long-term investments generally mature in less than three years.

     The following table summarizes our realized gains and losses on investments for the years ended December 31 (in thousands):

	2005	2004	2003
Gains	$1	$55	$169
Losses	(25)	(19)	(52)
Net gains (losses)	$(24)	$36	$117

     Short-term and long-term investments with unrealized losses as of December 31, 2005, consisted of the following (in thousands):

	Gross
	Unrealized
Loss position for less than 12 months:	Holding Losses	Fair Value
Corporate bonds	$77	$10,547
Asset-backed securities	156	14,962
	233	25,509

Loss position for more than 12 months:
U.S. Government and agencies	14	2,486
Corporate bonds	61	4,511
Asset-backed securities	59	3,054
	134	10,051
Total	$367	$35,560

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The $0.4 million of gross unrealized losses as of December 31, 2005, which pertains to 35 securities, were primarily caused by changes in interest rates. There were no realized losses recognized for other-than-temporary impairments during 2005, 2004 or 2003.

5. Financial statement detail as of December 31, 2005 and 2004

     Inventories consisted of the following (in thousands):

	2005	2004
Raw material	$8,856	$5,965
Work-in-process	58	—
Demonstration inventory	4,532	4,112
Finished goods	7,289	7,913
Total inventories	$20,735	$17,990

     Property and equipment consisted of the following (in thousands):

	2005	2004
Equipment, other than computer	$10,977	$9,810
Software	5,128	4,746
Computer equipment	3,976	3,540
Furniture and fixtures	2,062	2,035
Leasehold improvements	1,554	1,175
	23,697	21,306
Less accumulated depreciation and amortization	(16,309)	(13,674)
Total property and equipment, net	$7,388	$7,632

     Depreciation expense for the years ended December 31, 2005, 2004, and 2003 was $2.7 million, $2.6 million and $2.5 million.

     Accrued expenses consisted of the following (in thousands):

	2005	2004
Payroll and related	$7,601	$6,828
Outside services	1,007	861
Warranty	995	561
Royalties	1,288	524
Other	2,083	1,973
Total accrued expenses	$12,974	$10,747

     The warranty liability is summarized as follows (in thousands):

	Beginning	Charged to	Applied to	End
	of year	cost of revenue	liability	of year
Year ended December 31, 2005	$561	$1,049	$(615)	$995
Year ended December 31, 2004	$381	$709	$(529)	$561
Year ended December 31, 2003	$331	$351	$(301)	$381

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

At May 20, 2004
(in thousands)
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

Summary of stock option activity

     The following table presents summary stock option activity for the years ended December 31 (shares presented in thousands):

	2005		2004		2003
	Weighted		Weighted		Weighted
	average		average		average
	exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price
Outstanding, beginning of year	2,306	$17.07	2,920	$16.09	2,902	$15.18
Granted	223	$30.43	225	$21.92	628	$17.50
Exercised	(596)	$15.44	(678)	$13.91	(377)	$10.06
Cancelled	(103)	$21.85	(161)	$19.45	(233)	$18.31
Outstanding, end of year	1,830	$18.95	2,306	$17.07	2,920	$16.09
Exercisable, end of year	1,369	$17.38	1,576	$16.33	1,734	$15.33
Weighted average fair value of options granted during
the period		$15.59		$14.10		$11.39

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The following is a summary of stock options outstanding as of December 31, 2005 (shares presented in thousands):

	Options outstanding			Options exercisable
Range of exercise prices		Weighted
		average	Weighted		Weighted
		remaining	average		average
	Number	contractual	exercise	Number	exercise
	outstanding	life	price	exercisable	price
$ 5.25 – $12.26	300	3.29	$ 8.34	275	$ 8.07
$12.28 – $14.57	245	5.32	$14.15	233	$ 14.18
$14.72 – $17.62	333	6.22	$15.91	258	$ 15.89
$17.75 – $20.68	382	7.07	$19.22	290	$ 19.14
$20.71 – $34.97	570	6.99	$28.17	313	$ 27.61
	1,830	6.03	$18.95	1,369	$ 17.38

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

The components of income (loss) before income taxes are as follows (in thousands):

	2005	2004	2003
U.S. operations	$6,550	$11,042	$5,025
Foreign operations	1,298	(7,382)	(6,809)
Total income (loss) before income taxes	$7,848	$3,660	$(1,784)

The components of income tax (provision) benefit are as follows (in thousands):

	2005	2004	2003
Current:
U.S. Federal	$(96)	$(134)	$ —
State and local	(27)	(100)	—
Foreign	(77)	—	—
Total Current	(200)	(234)	—

Deferred:
U.S. Federal	(2,088)	19,169	—
State and local	(124)	377	—
Foreign	—	—	—
Total Deferred	(2,212)	19,546	—

Total income tax (provision) benefit	$(2,412)	$19,312	$ —

     The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the net income or loss. The sources and tax effects of the differences for the years ended December 31 are as follows:

	2005	2004	2003
U.S. federal tax expense at statutory rates	34.0%	34.0%	(34.0)%
State income taxes, net of federal benefits	1.9%	1.8%	—
Research and experimentation credits	(2.7)%	(2.0)%	(4.9)%
Other	(2.5)%	6.5%	4.4%
Valuation allowance changes affecting the provision for income taxes	—	(568.0)%	34.5%
Effective tax rate	30.7%	(527.7)%	0.0%

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31 are as follows (in thousands):

	2005	2004
Deferred tax assets:
Domestic net operating loss carryforwards	$19,971	$20,507
Foreign net operating loss carryforwards and other deferred tax items	3,981	4,921
Research and experimentation tax credit carryforwards	2,574	2,378
Allowances and accruals not recognized for tax purposes	2,397	1,368
Other	1,284	719
Gross deferred tax assets	30,207	29,893
Valuation allowance	(3,981)	(4,921)
	26,226	24,972
Deferred tax liabilities:
Depreciation and amortization	(267)	(187)
Net deferred tax assets	$25,959	$24,785

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

2006	$ 2,456
2007	1,642
2008	644
2009	362
20010	294
Thereafter	472
Total	$5,870

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

	2005	2004	2003
United States	$79,794	$61,253	$52,369
Europe, Africa and the Middle East	41,213	35,016	21,327
Japan	11,939	9,731	1,622
Canada, South and Latin America	9,580	4,678	4,391
Asia Pacific	4,965	5,139	5,061
Total revenue	$147,491	$115,817	$84,770

     Long-lived assets, excluding deferred tax assets and restricted cash, included in other assets, by geographic location as of December 31 are as follows (in thousands):

	2005	2004
Long-lived assets:
United States	$9,987	$9,724
International	1,599	1,114
Total long-lived assets	$11,586	$10,838

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Quarterly results—unaudited

		For the three months ended,
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2005:
Revenue	$33,965	$33,515	$34,809	$45,202
Cost of revenue	10,120	10,367	10,297	12,868
Gross margin	23,845	23,148	24,512	32,334
Operating expenses	22,232	26,276	22,442	25,997
Other income (loss)	(224)	122	454	604
Income tax (provision) benefit	(664)	954	(1,078)	(1,624)
Net income (loss)	$725	$(2,052)	$1,446	$5,317
Net income (loss) per share:
Basic	$0.05	$(0.13)	$0.09	$0.34
Diluted	$0.05	$(0.13)	$0.09	$0.32
Shares used in computation of net income (loss) per share:
Basic	15,318	15,431	15,630	15,810
Diluted	15,961	15,431	16,285	16,397
2004:
Revenue	$23,514	$26,076	$29,124	37,103
Cost of revenue	8,285	8,746	9,601	11,123
Gross margin	15,229	17,330	19,523	25,980
Operating expenses	16,890	17,357	18,281	22,236
Other income (loss)	261	(37)	342	(204)
Income tax (provision) benefit	—	—	(169)	19,481
Net income (loss)	$(1,400)	$(64)	$1,415	$23,021
Net income (loss) per share:
Basic	$(0.10)	$(0.00)	$0.10	$1.53
Diluted	$(0.10)	$(0.00)	$0.09	$1.42
Shares used in computation of net income (loss) per share:
Basic	14,631	14,757	14,837	15,089
Diluted	14,631	14,757	15,738	16,157

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

	Number of securities to be		Number of securities remaining
	issued upon exercise of	Weighted-average exercise	available for future issuance under
	outstanding options,	price of outstanding	equity compensation plans
	restricted stock units,	options, restricted stock	(excluding securities reflected in
	warrants and rights	units, warrants and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation
plans approved by
security holders	1,246,000 (1)	$16.40	1,281,000

Equity compensation
plans not approved	677,000 (2)	$21.04	88,000
by security holders

Total	1,923,000	$18.04	1,369,000

(1)	Issuable under our 1998 Stock Option Plan, Management Incentive Compensation Plan, Nonemployee Director Stock Option Adjustment Plan and 2005 Stock Incentive Plan. The plans are described in Note 9 to the Consolidated Financial Statements in our Annual Report on Form 10-k for the fiscal year ended December 31, 2005.

(2)	Issuable under our 1998 Nonofficer Employee Stock Option Plan as described in Note 9 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Also includes 110,000 options outside of all plans issued to corporate officers, which are also described in Note 9 to the Consolidated Financial Statements.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1)	Financial Statements—See “Index to Financial Statements” under Item 8 of this Report.

(2)	Financial Statement Schedule.
Schedule II
Valuation and Qualifying Accounts

		Additions charged
	Balance at	to general and
	beginning	administrative		Balance at
	of year	expense or revenue	Deductions	end of year
	(in thousands)
Year ended December 31, 2005:
Accounts receivable allowances	$ 942	$ 854	$569	$ 1,227
Year ended December 31, 2004:
Accounts receivable allowances	$ 933	$ 501	$492	$ 942
Year ended December 31, 2003:
Accounts receivable allowances	$ 832	$ 141	$40	$ 933

(3)	Exhibits.

Exhibit
No.	Description
3.1 (A)	Restated Articles of Incorporation of the registrant (exhibit 3.1)
3.3 (E)	Amended and Restated Bylaws of the registrant (exhibit 3.1)
4.1 (A)	Rights Agreement between First Chicago Trust Company and the registrant, dated April 6, 1998 (exhibit 4.1)
4.2 (E)	Amendment to Rights Agreement, dated August 8, 2001 (exhibit 4.2)
4.3 (F)	Amendment to Rights Agreement, dated October 24, 2001 (exhibit 4.3)
4.4 (I)	Amendment to Rights Agreement, dated August 25, 2003 (exhibit 4.1)
10.1 (G)	1998 Stock Option Plan, as amended and restated (exhibit 10.1)
10.2 (A)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 1998 Stock Option Plan (exhibit 10.2)
10.3 (H)	1998 Nonofficer Employee Stock Option Plan, as amended and restated (exhibit 10.1)
10.4 (E)	Nonemployee Director Stock Option Plan, as amended and restated (exhibit 10.3)
10.5 (C)	Management Incentive Compensation Plan (exhibit 10.5)
10.6 (B)	Adjustment Plan (exhibit 10.6)
10.7 (A)	Form of Senior Management Employment Agreement between the registrant and each of Kevin M. Goodwin, Michael J. Schuh and Bradley G. Garrett (exhibit 10.7)
10.8 (A)	Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended (exhibit 10.9)
10.9 (F)	Third Amendment to Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, dated as of March 10, 2000 (exhibit 10.9)
10.10 (D)	Lease Agreement between Riggs & Company, a division of Riggs Bank N.A., and the registrant, dated December 28, 1999 (exhibit 10.14)
10.11 (D)*	Distribution Agreement between Olympus Optical Co. Ltd. and the registrant, dated August 1, 1999 (exhibit 10.15)
10.12 (F)	Assignment of Distribution Agreement by and among Olympus Optical Co., Ltd., Olympus Promarketing, Inc. and the registrant, dated effective September 28, 2001 (exhibit 10.12)
10.13 (J)	Option Notice Agreement, dated July 17, 2000, between the registrant and Michael J. Schuh (exhibit 99.1)
10.14 (J)	Option Notice Agreement, dated July 24, 2000, between the registrant and Daniel Walton (exhibit 99.2)
10.15 (K)	Option Notice Agreement, dated September 11, 2003, between the registrant and Henry (Skip) Krause (exhibit 99.1)
10.16 (K)	Option Notice Agreement, dated September 22, 2003, between the registrant and Marla Koreis (exhibit 99.2)
10.17 (L)*	Distribution Agreement between Boston Scientific Corporation and the registrant, dated August 4, 2004 (exhibit 10.1)

10.18 (M)	SonoSite, Inc. FY2005 Variable Incentive Bonus Plan (exhibit 10.1)
10.19 (N)	2005 Stock Incentive Plan (exhibit 10.1)
10.20 (N)	2005 Employee Stock Purchase Plan (exhibit 10.2)
10.21 (O)	Nonqualified Stock Option Notice Agreement between the registrant and Mike Ambielli (exhibit 99.1)
10.21 (O)	Nonqualified Stock Option Notice Agreement between the registrant and John Lowell (exhibit 99.2)
10.23 (P)	1998 Stock Option Plan Stock Option Award Agreement (exhibit 10.1)
10.24 (P)	2005 Stock Incentive Plan Restricted Stock Unit Agreement (exhibit 10.2)
10,25 (P)	2005 Stock Incentive Plan Stock Option Agreement (Nonstatutory) (exhibit 10.3)
10.26 (Q)	Separation Agreement and General Release between the registrant and Henry Krause dated August 8, 2005 (exhibit 10.1)
10.27 (R)	FY2006 Variable Incentive Bonus Plan (exhibit 10.1)
10.28 (S)	Terms of Stock Option Grant Program for Non-employee Directors under the SonoSite, Inc. 2005 Stock Incentive Plan (exhibit 10.1)
10.29 (S)	2005 Stock Incentive Plan Stock Option Agreement (Non Statutory) (exhibit 10.2)
10.30 (S)	2005 Stock Incentive Plan Restricted Stock Unit Agreement (Non Statutory) (exhibit 10.3)
10.31	2005 Stock Incentive Plan Nonqualified Stock Option Agreement for Non-employee Directors
21.1†	Subsidiaries of the registrant
23.1†	Consent of KPMG LLP, independent registered public accounting firm
24.1†	Power of attorney (contained on signature page)
31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
†	Filed herewith.
*	Confidential treatment requested.
(A)	Incorporated by reference to the designated exhibit included in SonoSite’s Registration Statement on Form S-1 (Registration No. 333-714157) filed on October 3, 1999.
(B)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10 (SEC File No. 000-23791) filed on March 19, 1998.
(C)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 1998 (SEC File No. 000-23791) filed on March 22, 1999.
(D)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 1999 (SEC File No. 000-23791) filed on March 30, 2000.
(E)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-23791) filed on November 13, 2001.
(F)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 2001 (SEC File No. 000-23791) filed on February 22, 2002.
(G)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 000-23791) filed on May 13, 2002.
(H)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 000-23791) filed on August 13, 2002.
(I)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on August 26, 2003 (SEC File No. 000-23791) filed on August 26, 2003.
(J)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333-51820) filed on December 14, 2000.
(K)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333-110913) filed on December 4, 2003.
(L)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 000-23791) filed on November 9, 2004.
(M)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K (SEC File No. 000-23791) filed on December 20, 2004.
(N)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on April 28, 2005.
(O)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 filed on April 29, 2005.
(P)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2005 filed on August 9, 2005.
(Q)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on September 15, 2005.
(R)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on December 9, 2005.
(S)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8K filed on February 7, 2006.

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

/S/ KIRBY L. CRAMER	Chairman of the Board
Kirby L. Cramer
/S/ KEVIN M. GOODWIN	President, Chief Executive Officer and Director
Kevin M. Goodwin	(Principal Executive Officer)
/S/ MICHAEL J. SCHUH	Vice President-Finance, Chief Financial Officer, and
Michael J. Schuh	Treasurer (Principal Financial and Accounting Officer)
/S/ CARMEN L. DIERSEN	Director
Carmen L. Diersen
/S/ EDWARD V. FRITZKY	Director
Edward V. Fritzky
/S/ STEVEN R. GOLDSTEIN, M.D.	Director
Steven R. Goldstein, M.D.
/S/ Paul V. Haack	Director
Paul V. Haack
/S/ Robert G. Hauser, M.D.	Director
Robert G. Hauser, M.D.
/S/ WILLIAM G. PARZYBOK, JR.	Director
William G. Parzybok, Jr.
/S/ JEFFREY PFEFFER, PH.D.	Director
Jeffrey Pfeffer, Ph.D.
/S/ RICHARD S. SCHNEIDER, PH.D.	Director
Richard S. Schneider, Ph.D.
/S/ JACQUES SOUQUET, PH.D.	Director
Jacques Souquet, Ph.D.

INDEX TO EXHIBITS

Exhibit
No.	Description
3.1 (A)	Restated Articles of Incorporation of the registrant (exhibit 3.1)
3.3 (E)	Amended and Restated Bylaws of the registrant (exhibit 3.1)
4.1 (A)	Rights Agreement between First Chicago Trust Company and the registrant, dated April 6, 1998 (exhibit 4.1)
4.2 (E)	Amendment to Rights Agreement, dated August 8, 2001 (exhibit 4.2)
4.3 (F)	Amendment to Rights Agreement, dated October 24, 2001 (exhibit 4.3)
4.4 (I)	Amendment to Rights Agreement, dated August 25, 2003 (exhibit 4.1)
10.1 (G)	1998 Stock Option Plan, as amended and restated (exhibit 10.1)
10.2 (A)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 1998 Stock Option Plan (exhibit 10.2)
10.3 (H)	1998 Nonofficer Employee Stock Option Plan, as amended and restated (exhibit 10.1)
10.4 (E)	Nonemployee Director Stock Option Plan, as amended and restated (exhibit 10.3)
10.5 (C)	Management Incentive Compensation Plan (exhibit 10.5)
10.6 (B)	Adjustment Plan (exhibit 10.6)
10.7 (A)	Form of Senior Management Employment Agreement between the registrant and each of Kevin M. Goodwin, Michael J. Schuh and Bradley G. Garrett (exhibit 10.7)
10.8 (A)	Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended (exhibit 10.9)
10.9 (F)	Third Amendment to Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, dated as of March 10, 2000 (exhibit 10.9)
10.10 (D)	Lease Agreement between Riggs & Company, a division of Riggs Bank N.A., and the registrant, dated December 28, 1999 (exhibit 10.14)
10.11 (D)*	Distribution Agreement between Olympus Optical Co. Ltd. and the registrant, dated August 1, 1999 (exhibit 10.15)
10.12 (F)	Assignment of Distribution Agreement by and among Olympus Optical Co., Ltd., Olympus Promarketing, Inc. and the registrant, dated effective September 28, 2001 (exhibit 10.12)
10.13 (J)	Option Notice Agreement, dated July 17, 2000, between the registrant and Michael J. Schuh (exhibit 99.1)
10.14 (J)	Option Notice Agreement, dated July 24, 2000, between the registrant and Daniel Walton (exhibit 99.2)
10.15 (K)	Option Notice Agreement, dated September 11, 2003, between the registrant and Henry (Skip) Krause (exhibit 99.1)
10.16 (K)	Option Notice Agreement, dated September 22, 2003, between the registrant and Marla Koreis (exhibit 99.2)
10.17 (L)*	Distribution Agreement between Boston Scientific Corporation and the registrant, dated August 4, 2004 (exhibit 10.1)
10.18 (M)	SonoSite, Inc. FY2005 Variable Incentive Bonus Plan (exhibit 10.1)
10.19 (N)	2005 Stock Incentive Plan (exhibit 10.1)
10.20 (N)	2005 Employee Stock Purchase Plan (exhibit 10.2)
10.21 (O)	Nonqualified Stock Option Notice Agreement between the registrant and Mike Ambielli (exhibit 99.1)
10.21 (O)	Nonqualified Stock Option Notice Agreement between the registrant and John Lowell (exhibit 99.2)
10.23 (P)	1998 Stock Option Plan Stock Option Award Agreement (exhibit 10.1)
10.24 (P)	2005 Stock Incentive Plan Restricted Stock Unit Agreement (exhibit 10.2)
10,25 (P)	2005 Stock Incentive Plan Stock Option Agreement (Nonstatutory) (exhibit 10.3)
10.26 (Q)	Separation Agreement and General Release between the registrant and Henry Krause dated August 8, 2005 (exhibit 10.1)
10.27 (R)	FY2006 Variable Incentive Bonus Plan (exhibit 10.1)
10.28 (S)	Terms of Stock Option Grant Program for Non-employee Directors under the SonoSite, Inc. 2005 Stock Incentive Plan (exhibit 10.1)
10.29 (S)	2005 Stock Incentive Plan Stock Option Agreement (Non Statutory) (exhibit 10.2)
10.30 (S)	2005 Stock Incentive Plan Restricted Stock Unit Agreement (Non Statutory) (exhibit 10.3)
10.31	2005 Stock Incentive Plan Nonqualified Stock Option Agreement for Non-employee Directors
21.1†	Subsidiaries of the registrant
23.1†	Consent of KPMG LLP, independent registered public accounting firm
24.1†	Power of attorney (contained on signature page)
31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
† Filed herewith.
* Confidential treatment requested.

(A)	Incorporated by reference to the designated exhibit included in SonoSite’s Registration Statement on Form S-1 (Registration No. 333- 714157) filed on October 3, 1999.
(B)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10 (SEC File No. 000-23791) filed on March 19, 1998.
(C)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 1998 (SEC File No. 000-23791) filed on March 22, 1999.
(D)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 1999 (SEC File No. 000-23791) filed on March 30, 2000.
(E)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-23791) filed on November 13, 2001.
(F)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 2001 (SEC File No. 000-23791) filed on February 22, 2002.
(G)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 000-23791) filed on May 13, 2002.
(H)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 000-23791) filed on August 13, 2002.
(I)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on August 26, 2003 (SEC File No. 000-23791) filed on August 26, 2003.
(J)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333- 51820) filed on December 14, 2000.
(K)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333- 110913) filed on December 4, 2003.
(L)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 000-23791) filed on November 9, 2004.
(M)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K (SEC File No. 000-23791) filed on December 20, 2004.
(N)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on April 28, 2005.
(O)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 filed on April 29, 2005.
(P)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2005 filed on August 9, 2005.
(Q)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on September 15, 2005.
(R)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on December 9, 2005.
(S)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8K filed on February 7, 2006.