Form 10-Q
period 2006-03-31
SONOSITE INC
filed 2006-05-10
CIK 1055355

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2006

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]       No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer [ ]    Accelerated filer [X]     Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ]   No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	16,291,442
(Class)	(Outstanding as of April 30, 2006)

SonoSite, Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2006

PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

SonoSite, Inc.

Condensed Consolidated Balance Sheets
(unaudited)

(In thousands, except share data)	March 31,	December 31,
Assets	2006	2005

Current assets:
Cash and cash equivalents	$36,769	$26,809
Short-term investment securities	29,406	25,426
Accounts receivable, less allowances of $1,227 and $1,227	37,508	42,414
Inventories	21,498	20,735
Deferred income taxes	8,271	6,822
Prepaid expenses and other current assets	2,548	2,345

Total current assets	136,000	124,551

Property and equipment, net	6,979	7,388
Investment securities	14,015	18,569
Deferred income taxes	20,660	19,137
Goodwill	1,805	1,751
Identifiable intangible assets, net	1,727	1,822
Other assets	1,520	1,330

Total assets	$182,706	$174,548

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,799	$4,148
Accrued expenses	11,341	12,974
Deferred revenue, current portion	2,979	2,937

Total current liabilities	18,119	20,059

Deferred rent, net of current portion	303	290
Deferred revenue, net of current portion	2,220	2,157

Total liabilities	20,642	22,506

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1.00 par value
Authorized shares--6,000,000
Issued and outstanding shares--none	--	--
Common stock, $.01 par value
Authorized shares--50,000,000
Issued and outstanding shares:
As of March 31, 2006--16,244,371
As of December 31, 2005--15,872,078	162	159
Additional paid-in-capital	220,308	212,709
Deferred stock compensation	--	(2,671)
Accumulated deficit	(59,371)	(59,008)
Accumulated other comprehensive income	965	853

Total shareholders' equity	162,064	152,042

Total liabilities and shareholders' equity	$182,706	$174,548

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Operations
(unaudited)

(In thousands, except income (loss) per share)	Three Months Ended
	March 31,

	2006	2005

Revenue	$36,869	$33,965
Cost of revenue	10,991	10,120

Gross margin	25,878	23,845

Operating expenses:
Research and development	3,956	3,782
Sales and marketing	19,283	15,702
General and administrative	3,846	2,748

Total operating expenses	27,085	22,232

Other income (expense):
Interest income	728	327
Other	(68)	(551)

Total other income (expense)	660	(224)

Income (loss) before income taxes	(547)	1,389

Income tax benefit (provision)	184	(664)

Net income (loss)	$(363)	$725

Net income (loss) per share:
Basic	$(0.02)	$0.05

Diluted	$(0.02)	$0.05

Weighted average common and potential
common shares outstanding:
Basic	16,013	15,318

Diluted	16,013	15,961

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,

(In thousands)	2006	2005

Operating activities:
Net income (loss)	$(363)	$725
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	717	771
Losses on sale of property and equipment	93	--
Equity in losses of affiliate	--	49
Net loss on investments	3	10
Amortization of premiums on investment securities	62	163
Stock-based compensation	1,324	(83)
Deferred income taxes, net	(184)	617
Excess tax benefit from exercise of stock options	(1,544)	--
Changes in operating assets and liabilities:
Accounts receivable	5,041	(1,721)
Inventories	(653)	(2,757)
Prepaid expenses and other assets	(385)	962
Accounts payable	(381)	(273)
Accrued expenses	(919)	(2,755)
Deferred liabilities	113	265

Net cash provided by (used in) operating activities	2,924	(4,027)

Investing activities:
Purchases of investment securities	(3,403)	(6,413)
Proceeds from sales/maturities of investment securities	3,901	6,831
Purchases of property and equipment	(309)	(710)
Proceeds from sale of property and equipment	25	--
Earn-out consideration associated with SonoMetric acquisition	(797)	--

Net cash used in investing activities	(583)	(292)

Financing activities:
Excess tax benefit from exercise of stock options	1,544	--
Exercise of stock options	6,135	2,155

Net cash provided by financing activities	7,679	2,155

Effect of exchange rate changes on cash and cash equivalents	(60)	248

Net change in cash and cash equivalents	9,960	(1,916)
Cash and cash equivalents at beginning of period	26,809	17,272

Cash and cash equivalents at end of period	$36,769	$15,356

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$21	$127

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Interim Financial Information

Basis of Presentation

     The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information furnished reflects, in the opinion of SonoSite, Inc. management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of expected results for the entire year ending December 31, 2006 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005, included in our Annual Report on Form 10-K.

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

     Inventories consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2006	2005

Raw material	$9,180	$8,856
Work-in-process	3	58
Demonstration inventory	4,608	4,532
Finished goods	7,707	7,289

Total	$21,498	$20,735

Warranty expense

     We accrue estimated warranty expense at the time of sales for costs expected to be incurred under our product warranties.  This provision for warranty expense is made based upon our historical product failure rates and service repair costs as well as management's judgment.  Our typical warranty period is one year except for the MicroMaxx system, which has, with certain exceptions, a five-year warranty period. The warranty is included with the original purchase.  In addition to our standard warranty, we sell extended warranty and service agreements for coverage beyond the standard warranty period or coverage above what is covered by the standard warranty.  The warranty liability is summarized as follows (in thousands):

	Balance at			Balance at
	Beginning of	Charged to	Applied to	end of
	Period	cost of revenue	Liability	Period

Three months ended March 31,2006	$ 995	$ 494	$ (226)	$ 1,263
Three months ended March 31, 2005	$ 561	$ 123	$ (123)	$ 561

Income taxes

     The income tax provision for the three months  ended March 31, 2006 was computed in accordance with Accounting Principles Bulletin ("APB") Opinion No. 28, "Interim Financial Reporting," and Financial Accounting Standards Board  ("FASB") Interpretation No. 18, "Accounting for Income Taxes in Interim Periods," and was based on projections of total year pre-tax income and the projected total year tax provision computed in accordance with Statement of Financial Account Standards (" SFAS") No. 109, "Accounting for Income Taxes."  Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards arising since our inception.  Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount, if any, expected to be realized.

Stock-based compensation

     As of March 31, 2006, we had the following stock compensation plans: the 1998 Nonofficer Employee Stock Option Plan ("1998 NOE Plan"), the 1998 Stock Option Plan ("1998 Plan"), the Nonemployee Director Stock Option Plan ("Director Plan"), the Management Incentive Compensation Plan ("MIC Plan"), the Adjustment Plan, the 2005 Stock Incentive Plan ("2005 Plan") and the 2005 Employee Stock Purchase Plan ("2005 ESPP Plan"). Additionally, through 2004, we granted a total of 165,000 options outside of these plans to corporate officers, which are included within the information presented herein and contain similar provisions to our 1998 Plan.

     Prior to adoption of FASB Statement No. 123R, "Share-Based Payment" ("SFAS 123R"), we accounted for those plans under the intrinsic value method in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").  Accordingly, compensation cost related to stock option grants to employees had been recognized only to the extent that the fair market value of the stock exceeded the exercise price of the stock option at the date of the grant. We recognized compensation expense for the fair value of restricted stock unit ("RSU") grants ratably over the applicable vesting period.  The fair value was based on the market price of our stock on the date of grant.  We recorded share-based compensation in accordance with the accelerated methodology described in FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN 28").

     On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow on a prospective basis, and therefore reduces net operating cash flows and increases net financing cash flows. This amount is shown as "Excess tax benefit from exercise of stock options" on our condensed consolidated statement of cash flows. We use a tax law ordering methodology for determining when tax benefits from stock option exercises are realized. Total cash flows remain unchanged from what have been reported under prior accounting rules. Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash inflows in our consolidated statement of cash flows, in accordance with the provision of the Emerging Issues Tax Force ("EITF") Issue No.00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option."

     Total stock-based compensation expense recognized in our consolidated statement of operations for the three months ended March 31, 2006 was $1.3 million before income taxes and consisted of expense related to stock options of $0.9 million, RSU awards of $0.3 million and the employee stock purchase plan of $0.1 million. The related deferred tax benefit was $0.4 million for the three months ended March 31, 2006. The amount of stock-based compensation capitalized to inventory was inconsequential as of March 31, 2006.

     The following table illustrates the impact of our adoption of SFAS 123R on selected line items from our consolidated financial statements for the three months ended March 31, 2006 (in thousands, except per share data):

	Three Months Ended
	March 31, 2006

	As Reported	Under APB 25

Income (loss) before income taxes	$(547)	$487
Net income (loss)	$(363)	$345
Net income (loss) per share:
Basic	$(0.02)	$0.02
Diluted	$(0.02)	$0.02
Cash flows from operating activities	$2,924	$4,468
Cash flows from financing activities	$7,679	$6,135

     The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

Three Months Ended March 31, 2005

Net income, as reported	$725
Deduct: stock-based compensation expense determined under fair value
method for all awards, net of tax	(658)

Pro forma net income	$67

Basic net income per share:
As reported	$0.05
Pro forma	$0.00
Diluted net income per share:
As reported	$0.05
Pro forma	$0.00

     Our results for prior years have not been restated.

     The fair value for stock awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended March 31, 2006 and 2005:

	Stock Options		ESPP

	March 31,	March 31,	March 31,
Three Months Ended	2006	2005	2006
		(Pro forma)

Expected term (in years)	4.5	4.5	0.5
Expected stock price volatility	41%	54%	26%
Risk-free interest rate	4.6%	3.9%	4.3%
Expected dividend yield	0.0%	0.0%	0.0%

Weighted average fair value of options granted	$16.43	$15.46	$6.81

     The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of our stock over the historical period commensurate with the expected term assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

     The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience. In conjunction with the adoption of SFAS 123R, we changed our method of attributing the value of stock-based compensation expense from the accelerated multiple-option approach to the straight-line single-option method. Compensation expense for all stock-based awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple-option approach, while compensation expense for all stock-based awards granted subsequent to December 31, 2005 will be recognized using the straight-line single-option method. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company's historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

Stock compensation plans

     Under the 1998 NOE Plan, 1998 Plan, MIC Plan, 2005 Plan and option grants outside our stock option plans, as of March 31, 2006, 767,000 shares were available for grant under these stock option plans. In most cases, stock options issued prior to October 22, 2002 are exercisable at 25% each year over a four-year vesting period and have a ten-year contractual term from the grant date. In October 2002, our Board of Directors approved a change in the vesting schedule for employee option grants made after October 22, 2002 so that first-time grants issued to new employees vest 25% after one year of employment and then monthly over the next three years, and grants made to employees after their first year of employment vest monthly over four years. Option grants made under the 2005 Plan to employees during the three months ended March 31, 2006 vest monthly over three years.  Additionally, option grants under the 2005 Plan generally have a seven-year contractual term from the date of grant.

     Under the Director Plan, 100,000 shares of common stock were authorized for issuance of stock options at prices equal to the fair market value of our common shares at the date of grant. At March 31, 2006, there were no shares available for grant under this Plan. Stock options are exercisable and vest in full one year following their grant date provided the optionee has continued to serve as our director. Each option expires on the earlier of ten years from the grant date or 90 days following the termination of a director's service as our director.

     The 2005 ESPP Plan, which qualifies under Section 423 of the Internal Revenue Code, permits substantially all employees to purchase shares of our common stock. Participating employees may purchase common stock through payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period.  As of March 31, 2006, 971,749 shares of common stock were available for issuance under the 2005 ESPP Plan. During the three months ended March 31, 2006, no shares of common stock were issued under this plan.

     We also have an Adjustment Plan, which includes options granted in connection with the dividend distribution occurring on April 6, 1998. As part of this distribution, existing ATL Ultrasound, Inc. ("ATL") option holders received one of our options for every six ATL options held. There was no change to the intrinsic value of the option grant, ratio of exercise price to market value, vesting provisions or option period as a result of the distribution. As of March 31, 2006, 11,000 shares of common stock were authorized primarily for issuance upon exercise of stock options at prices equal to the fair market value of our common shares at the date of grant.

Summary of stock option activity

     The following table presents summary stock option activity for the three months ended March 31, 2006 (shares presented in thousands):

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Outstanding, beginning of period	1,830	$18.95
Granted	357	$40.51
Exercised	(372)	$16.48
Forfeited	(20)	$21.23
Expired	(3)	$6.46

Outstanding, end of period	1,792	$23.75	6.20	$30,257

Exercisable, end of period	1,054	$18.08	5.29	$23,776

     The aggregate intrinsic value in the table above is based on our closing stock price of $40.64 as of March 31, 2006, which would have been received by the optionees, excluding applicable income taxes, had all options been exercised on that date. As of March 31, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was $7.5 million, which is expected to be recognized over a weighted average period of approximately 2.4 years. During the three months ended March 31, 2006, the total intrinsic value of stock options exercised was $8.8 million.

     The Company issues new shares of common stock upon exercise of stock options.

     The following is a summary of stock options outstanding as of March 31, 2006 (shares presented in thousands):

			Options outstanding			Options exercisable

Range of exercise prices			Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price

$6.35	--	$14.77	367	4.03	$11.18	333	$11.06
$14.80	--	$19.24	382	6.06	$16.66	318	$16.75
$19.26	--	$26.19	328	7.23	$21.20	223	$21.00
$26.88	--	$32.94	357	6.94	$29.81	179	$29.70
$33.00	--	$40.58	358	6.91	$40.49	1	$34.18

			1,792	6.20	$23.75	1,054	$18.08

Restricted stock units

     We have granted RSU awards to employees under the 1998 Plan and the 2005 Plan.  Generally, the vesting period for our RSU awards is three years from the date of grant.  As of March 31, 2006, total unrecognized stock-based compensation expense related to nonvested RSU awards was $6.8 million, which is expected to be recognized over a weighted average period of approximately 2.7 years. During the three months ended March 31, 2006, we recorded stock-based compensation expense related to these RSU awards of $ 0.3 million, including $0.1 million of cumulative catch up adjustment that reduced the expense for the effect of forfeitures.

     The following table presents summary RSU award activity for the three months ended March 31, 2006 (shares presented in thousands):

	Shares	Weighted average grant date fair value

Non-vested, beginning of period	93	$33.05
Granted	155	$40.07
Vested	(--)	$--
Forfeited	(7)	$35.31

Non-vested, end of period	241	$37.50

     The total fair value of RSU awards vested during the three months ended March 31, 2006 was zero.

Net income (loss) per share

     Basic net income (loss) per share is based on the weighted average of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted net income (per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic net income (loss) per share calculation plus the number of common shares that would be issued assuming exercise of all potentially dilutive common shares outstanding using the treasury stock method.

     The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share calculations (in thousands, except per share amounts):

	Three Months
	Ended March 31,

	2006	2005

Net income (loss)	$(363)	$725

Weighted average common shares outstanding used in
computing basic net income (loss) per share	16,013	15,318
Effect of dilutive stock options and restricted stock units	--	643

Weighted average common shares outstanding used in
computing diluted net income (loss) per share	16,013	15,961

Net income (loss) per share:
Basic	$(0.02)	$0.05
Diluted	$(0.02)	$0.05

     The diluted share base calculation for the three months ended March 31, 2006 excludes 2,033,000 shares related to employee stock options outstanding and RSU awards because their effect on net loss per share would be anti-dilutive. We exclude equity instruments from the calculation of diluted weighted average shares outstanding if the effect of including such instruments is antidilutive to net  income per share. Accordingly, certain employee stock options and restricted stock units totaling approximately 128,000 shares for the three months ended March 31, 2005 have been excluded from the calculation of diluted weighted average shares.

Accumulated other comprehensive income

     Unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments are included in accumulated other comprehensive income.

     The following presents the components of comprehensive income, net of tax, (in thousands):

	Three Months
	Ended March 31,

	2006	2005

Net income (loss)	$(363)	$725
Other comprehensive income (loss):
Foreign currency translation adjustment	118	(298)
Unrealized holding losses arising during the period	(9)	(131)
Less reclassification adjustment for losses included in net income (loss)	3	10

Comprehensive income (loss)	$(251)	$306

Indemnification Obligations and Guarantees (excluding product warranty)

     We apply the disclosure provisions of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" to our agreements that contain guarantee or indemnification clauses. We provide (i) indemnifications of varying scope and size to our customers and distributors against claims of intellectual property infringement made by third parties arising from the use of our products; (ii) indemnifications of varying scope and size to our customers against third party claims arising as a result of defects in our products; (iii) indemnifications of varying scope and size to consultants against third party claims arising from the services they provide to us; and (iv) guarantees to support obligations of some of our subsidiaries such as lease payments. These indemnifications and guarantees give rise only to the disclosure provisions of FIN 45.

     To date, we have not incurred material costs as a result of these obligations and do not expect to incur material costs in the future.  Accordingly, we have not accrued any liabilities in our financial statements related to these indemnifications or guarantees.

Contingencies

     In March 2006, we prevailed in a patent infringement suit that had been pending against us in federal court in Texas since 2001.  Following is a chronology of this lawsuit.  On July 24, 2001, Neutrino Development Corporation (“Neutrino”) filed a complaint against us in U.S. District Court, Southern District of Texas, Houston Division, alleging infringement of U.S. Patent 6,221,021, or the '021 patent, by SonoSite as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180PLUS, SonoHeart and SonoHeart Plus devices (the “Original Products”). Subsequently, the SonoHeart ELITE, iLook, TITAN and MicroMaxx systems were also added to the lawsuit (the “New Products”). The complaint asserted claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorney's fees and costs, and pre- and post-judgment interest.

     In October 2001, Neutrino’s motion for preliminary injunction was denied.  In February 2002, the district court held a Markman hearing to interpret certain claims in the ’021 patent and issued its claim construction in August 2003.   In September 2004, the district court granted Neutrino's motion for summary judgment of infringement, finding that SonoSite’s Original Products infringe the '021 patent as the district court construed the claims in the Markman hearing. Following this decision, the parties prepared for a jury trial on the issues of infringement by SonoSite’s New Products and validity of the ‘021 patent, filing various motions, including motions for summary judgment.  On March 21, 2006, the district court granted SonoSite’s motion for summary judgment of patent invalidity based on new matter. The district court found that Neutrino improperly amended the ‘021 patent in violation of the US patent laws to include a description of a component being handheld which was not disclosed in the original patent application. In a final judgment, the district court declared that the claims being asserted against SonoSite in the ‘021 patent are invalid for new matter, vacated and set aside its September 2004 ruling on infringement, and dismissed Neutrino’s claims and causes of action  “with prejudice”.

     The plaintiff has filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. We expect that a decision by the appellate court would not issue until mid-to-late 2007.  Our motions to declare the case “exceptional,” and to recover our attorneys’ fees and costs are pending in the district court.  We believe that the appellate court will uphold the district court’s decision.  If we are not successful in the appeal, and the case is reversed and remanded to the district court for a jury trial, and we are not successful in defending these claims in a jury trial, we could be forced to pay damages related to past product sales, modify or discontinue selling our products or may enter into royalty or licensing agreements for future product sales, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represent the majority of our revenue.

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

Segment reporting

     We currently have one reporting segment. We market our products in the United States and internationally through our direct sales force and our indirect distribution channels. Our chief operating decision maker evaluates resource allocation decisions and our performance based upon revenue recorded in geographic regions and does not receive financial information about expense allocation on a disaggregated basis. Geographic regions are determined by the shipping destination. Revenue by geographic location for the three-months ended March 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005

United States	$18,150	$15,845
Europe, Africa and the Middle East	12,669	11,513
Japan	2,563	3,179
Canada, South and Latin America	2,588	2,859
Asia Pacific	899	569

Total revenue	$36,869	$33,965

Recent accounting pronouncements

     In November 2004, the FASB issued SFAS No. 151 "Inventory Costs -- An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"), which clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a significant effect on our consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154").  SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.  SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.  We adopted the provisions of SFAS 154, as applicable, in fiscal 2006.

     In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, " The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP"). The FSP addresses determining when an investment is considered impaired, evaluating whether that impairment is other than temporary, and measuring an impairment loss. The FSP also addresses the accounting after an entity recognizes an other-than-temporary impairment, and requires certain disclosures about unrealized losses that the entity did not recognize as other-than-temporary impairments. The adoption of the FSP did not have a significant effect on our consolidated financial statements.

     In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for the tax Effect of Share-Based Payment Awards" ("FSP 123R-3"). FSP 123R-3provides an alternative method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS 123R. We have up to one year from the effective date of FSP 123R-3 to make a one-time election to adopt the transition method. We have elected to not apply the provisions of FSP 123R-3.

     In February 2006, FASB issued FSP No. FAS 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event" ("FSP 123R-4"). FSP 123R-4 amends certain paragraphs in SFAS 123R and addresses situations when a company has option plans that require the company to settle outstanding options in cash upon the occurrence of certain contingent events. FSP 123R-4 concludes that in such situations a probability notion should be applied. The guidance in FSP 123R-4 is effective upon adoption of SFAS 123R. The adoption of the provisions of FSP 123R-4 did not have an impact on our results of operations or financial position.

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

     We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future quarterly reports on Form 10-Q, current reports on Form 8-K and annual reports on Form 10-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business in Item 1A. "Risk Factors" sections, of our Annual Report on Form 10-K for the year ended December 31, 2005. These are risks that could cause our actual results to differ materially from those anticipated in our forward-looking statements or from our expected or historical results. Other factors besides the risks, uncertainties and possibly inaccurate assumptions described in this report could also affect actual results.

Overview

     We are the world leader in hand-carried ultrasound ("HCU"). We specialize in the development of HCU systems for use in a variety of medical specialties and a range of clinical settings. Our proprietary technologies have enabled us to design hand-carried ultrasound systems that combine high-resolution, all-digital, broadband imaging with advanced features and capabilities typically found on cart-based ultrasound systems. We believe that the performance, size, durability, ease of use and cost-effectiveness of our products are expanding existing ultrasound markets, and are opening new markets by bringing ultrasound out of the imaging lab to the point-of-care such as the patient's bedside or the physician's examining table.

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

     We design our products for applications where ultrasound has not typically been used such as emergency medicine, surgery, critical care, internal medicine and vascular access procedures as well as for imaging in traditional applications, such as radiology, cardiology, vascular medicine and obstetrics and gynecology ("OB/Gyn").  In addition, the U.S. Military has successfully deployed our systems in both traditional hospital settings, field hospitals and forward surgical teams in Iraq and other areas of conflict.  We began shipping our first products in September 1999 and today have an installed based of more than 25,000 systems worldwide.

     On April 18, 2005, we introduced our newest product, the SonoSite MicroMaxx (TM) system ("MicroMaxx system").  This system is our third generation product and is based on our proprietary Application Specific Integrated Circuit ("ASIC") technology for high-resolution ultrasound imaging and offers image resolution comparable to costly, conventional cart-based ultrasound systems weighing over 200 pounds.  Our first shipments of the MicroMaxx system occurred in June 2005.  The system addresses both traditional and emerging ultrasound markets and includes a standard five-year warranty on the system and most of the transducers, a first in the ultrasound industry.

     Our first generation of products includes the 180 (TM) and iLook (TM) series. The SonoSite 180PLUS (TM) system was designed for general ultrasound imaging and the SonoHeart (R) ELITE is specifically configured for cardiovascular applications. The iLook 25 imaging tool is designed to provide visual guidance for physicians and nurses while performing vascular access procedures, and the iLook 15 imaging tool is designed to provide imaging of the chest and abdomen. Our second generation product, the TITAN (R) system, began shipping in June 2003.

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

     As discussed in Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the year ended December 31, 2005, our critical accounting policies and estimates include accounts receivable, revenue recognition, valuation of inventories, goodwill, intangible assets, warranty expense, income taxes and stock-based compensation.  With the adoption of SFAS 123(R) as of January 1, 2006, we are replacing "Stock-Based Compensation" with the following.

     Stock-Based Compensation. On January 1, 2006, we adopted FAS 123(R), which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and employee stock purchases under a stock purchase plan based on estimated fair values. Under FAS 123(R), we use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, our expected stock price, volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with FAS 123(R), the Black-Scholes option pricing model requires the input of various subjective assumptions, and other reasonable assumptions could provide differing results.

Results of Operations

Revenue

     Revenue increased to $36.9 million for the three months ended March 31, 2006 from $34.0 million for the three months ended March 31, 2005.  The increase in 2006 compared to 2005 was primarily due to increased direct sales offset by decreased US enterprise sales and lower sales in some of our international markets.  Sales of the MicroMaxx system, which incorporates our third generation ultrasound technology and began shipping in June 2005, accounted for 46% of total system revenues during the three months ended March 31, 2006.

United States

     U.S. revenue increased to $18.1 million for the three months ended March 31, 2006 from $15.8 million for the three months ended March 31, 2005.  The increase in 2006 compared to 2005 was due to increased direct sales offset by a decrease in U.S. government sales. Sales in US Enterprise declined compared to first quarter 2005 due to large project orders included in 2005.

International

     Revenue from Europe, Africa and the Middle East increased to $12.7 million for the three months ended March 31, 2006, from $11.5 million for the three months ended March 31, 2005 primarily due to an increase in sales to our distributors in Europe and our distributor in India and an increase in revenue from direct sales in France and Spain, that was partially offset by a decrease in direct sales in United Kingdom and Germany.  Sales in the UK decreased due to a change in status of many hospitals from National Health System Trust hospitals to Foundation status, which in turn has changed their processes on budgeting and spending to eliminate the previous fiscal year-end "use it or lose it" system. We are taking steps to improve the situation in Germany with the hiring of an experienced management team and signing a distribution agreement with Siemens Medical Solutions for certain clinical markets.

     Revenue from Canada, South and Latin America and Asia Pacific (excluding Japan) increased slightly to $3.5 million for the three months ended March 31, 2006 from $3.4 million for the three months ended March 31, 2005.

     Revenue from Japan decreased to $2.6 million for the three months ended March 31, 2006 from $3.2 million for the three months ended March 31, 2005.  The decrease was primarily due to reduced TITAN system sales to a distributor as we introduced the MicroMaxx system into our distribution network. During the quarter we signed an agreement with Fukada Denshi for distribution of our products into the general practitioner market and hospital point of care markets.

     We anticipate that revenue will increase in 2006 compared to 2005 due to continued expansion of our direct selling efforts in the U.S., Europe, Canada and Australia, as well as our international distributors in Europe, Middle East, and India, the expansion of our sales operations in China, improvement in the sales operations in Germany, introduction of new product features, and the overall expansion of market awareness and acceptance of our products. Additionally, the expansion of our sales operations in China and Japan may not be as successful as anticipated and we may encounter regulatory and other issues in selling our products there. Our revenue may also be impacted by fluctuations in foreign exchange rates in the countries in which we sell our products in currencies other than the USD. Increased competition may also impact the extent of the increase in our anticipated growth in revenue. We currently face competition from larger companies, such as General Electric Healthcare, that manufacture cart-based and portable ultrasound systems and have greater financial and other resources. Some of these competitors have introduced HCU products.

Gross margin

     Gross margin was 70% for the three months ended March 31, 2006 and 2005. The gross margin was flat with the prior year quarter despite the increase in sales due to the 2006 sales mix including fewer project orders to governmental entities, which generally have a product mix that has fewer lower margin accessories than non-project orders and due to a stronger dollar.

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

Operating expenses

     Research and development expenses were $4.0 million for the three months ended March 31, 2006, compared to $3.8 million for the three months ended March 31, 2005.  The increase was primarily due to stock-based compensation expenses recorded upon the adoption of SFAS 123 on January 1, 2006.

     We anticipate that research and development expenses will increase in 2006 compared to 2005 due to stock-based compensation, development related to our next generation ASIC technology and further development related to the MicroMaxx system. However, we may incur higher than anticipated research and development costs in order to accelerate existing programs.

     Sales and marketing expenses were $19.3 million for the three months ended March 31, 2006, compared to $15.7 million for the three months ended March 31, 2005.  The increase was attributable to stock-based compensation, increased compensation for commissions related to the increase in revenue in US direct, increased emphasis on education, and expansion of our international operations.

     We anticipate that sales and marketing expenses will increase in dollars in 2006 compared to 2005 primarily due to stock-based compensation, marketing expenses for education and brand awareness, increased compensation for commissions related to the anticipated increase in revenue, continued expansion of direct sales operations in Japan, Canada and Australia and continued growth in our European subsidiaries. Additionally, we may incur significant expenses in the expansion of our operations in China and India.

     General and administrative expenses were $3.8 million for the three months ended March 31, 2006, compared to $2.7 million for the three months ended March 31, 2005. The increase was attributable to stock-based compensation and increased headcount to support business growth.

     We anticipate that general and administrative expenses, other than stock-based compensation, will be level in 2006 compared to 2005.

Other income (expense)

     Total other income (expense) was $0.7 million for the three months ended March 31, 2006 compared to $(0.2) million for the three months ended March 31, 2005. The increase was due to an increase in interest income, which was caused by an increase in the return on our investments due to higher average interest rates and a reduction in the foreign currency transaction loss from 2005.

Income tax expense

     Income tax benefit was $0.2 million for the three months ended March 31, 2006, compared to an income tax expense of $0.7 million for the three months ended March 31, 2005.  The decrease in our consolidated effective tax rate was due to prior year losses in our international operations for which we were not able to record a tax benefit.

Liquidity and Capital Resources

     Our cash and cash equivalents balance was $36.8 million as of March 31, 2006, compared to $26.8 million as of December 31, 2005. Cash and cash equivalents were primarily invested in money market accounts. Our short-term and long-term investment securities totaled $43.4 million as of March 31, 2006, compared to $44.0 million as of December 31, 2005. Investment securities consist of high-grade U.S. government or corporate debt and high-grade asset-backed securities. We have the ability to hold our securities until maturity, however, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies.

     Operating activities provided cash of $2.9 million for the three months ended March 31, 2006, compared to cash used of $4.0 million for the three months ended March 31, 2005. Net loss was adjusted by non-cash stock-based compensation expense of $1.3 million and depreciation and amortization of $0.7 million. Additionally, collection of accounts receivable provided $5.0 million.  SFAS 123R requires the non-cash benefits of $1.5 million for tax deductions in excess of recognized compensation expense to be reported as a use of cash from operating activities.

     We anticipate that cash provided by operations will increase in 2006 compared to a use of cash in 2005 primarily due to anticipated continued profitable operations.  This increase will depend on our ability to successfully sell our products, collect our receivables, control our inventories and manage our expenses.  Our cash flow from operations will also be impacted by excess income tax benefits from the exercise of stock options, however the amounts and timing of option exercising cannot be predicted.

     Investing activities used cash of $0.6 million for the three months ended March 31, 2006, compared to cash used of $0.3 million for the three months ended March 31, 2005. The increase in cash used in 2006 compared with 2005 was primarily due to payment of $0.8 million of earn-out consideration associated with acquisition of SonoMetric Health, Inc.

     Financing activities provided cash of $7.7 million for the three months ended March 31, 2006, compared to $2.2 million for the three months ended March 31, 2005.  Cash provided by financing activities was from the exercise of stock options totaling $6.1 million in 2006 compared to $2.2 million in 2005. Additionally, SFAS 123R requires the non-cash benefits of $1.5 million for tax deductions in excess of recognized compensation expense to be reported as a source of cash from financing activities.

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

Risk Factors

     A complete listing of our risk factors is contained in the Item 1A. "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2005. Updates are as follows:

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

     We may become involved in the defense and prosecution, if necessary, of intellectual property suits, patent interferences, opposition proceedings and other administrative proceedings. For example, in March 2006, we prevailed in a patent infringement suit that had been pending against us in federal court in Texas since 2001.  Following is a chronology of this lawsuit.  On July 24, 2001, Neutrino Development Corporation (“Neutrino”) filed a complaint against us in U.S. District Court, Southern District of Texas, Houston Division, alleging infringement of U.S. Patent 6,221,021, or the '021 patent, by SonoSite as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180PLUS, SonoHeart and SonoHeart Plus devices (the “Original Products”). Subsequently, the SonoHeart ELITE, iLook, TITAN and MicroMaxx systems were also added to the lawsuit (the “New Products”). The complaint asserted claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorney's fees and costs, and pre- and post-judgment interest.

     In October 2001, Neutrino’s motion for preliminary injunction was denied.  In February 2002, the district court held a Markman hearing to interpret certain claims in the’021 patent and issued its claim construction in August 2003.   In September 2004, the district court granted Neutrino's motion for summary judgment of infringement, finding that SonoSite’s Original Products infringe the '021 patent as the district court construed the claims in the Markman hearing. Following this decision, the parties prepared for a jury trial on the issues of infringement by SonoSite’s New Products and validity of the ‘021 patent, filing various motions, including motions for summary judgment.  On March 21, 2006, the district court granted SonoSite’s motion for summary judgment of patent invalidity based on new matter. The district court found that Neutrino improperly amended the ‘021 patent in violation of the US patent laws to include a description of a component being handheld which was not disclosed in the original patent application. In a final judgment, the district court declared that the claims being asserted against SonoSite in the ‘021 patent are invalid for new matter, vacated and set aside its September 2004 ruling on infringement, and dismissed Neutrino’s claims and causes of action  “with prejudice”.

     The plaintiff has filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. We expect that a decision by the appellate court would not issue until mid-to-late 2007.  Our motions to declare the case “exceptional,” and to recover our attorneys’ fees and costs are pending in the district court.  We believe that the appellate court will uphold the district court’s decision.  If we are not successful in the appeal, and the case is reversed and remanded to the district court for a jury trial, and we are not successful in defending these claims in a jury trial, we could be forced to pay damages related to past product sales, modify or discontinue selling our products or may enter into royalty or licensing agreements for future product sales, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represent the majority of our revenue.

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

     As of March 31, 2006, our portfolio consisted of $29.4 million of interest-bearing debt securities with maturities of less than one year and $14.0 million of interest-bearing debt securities with maturities of more than one year. We have the ability to hold these securities until maturity, however, we have classified them as available-for-sale in the event of unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for 2006 from a hypothetical 10% increase in market interest rates would not have a material impact on the investment portfolio.

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

     As of March 31, 2006, 57% of our outstanding accounts receivable balance was from international customers, of which 52%, or $11.5 million, was denominated in a currency other than USDs.  Total sales for the three months ended March 31, 2006 denominated in a currency other than USDs were $11.2 million, or 30% of total consolidated revenues.  The British pound, the euro and the Japanese yen represented the majority of financial transactions executed in a currency not denominated in USDs. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk.  In addition, we utilize letters of credit where they are warranted in order to mitigate our collection risk.

     We periodically enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. As of March 31, 2006, we had $23.1 million in notional amount of foreign currency forward contracts.  These contracts expire on June 30, 2006 and serve as hedges of a substantial portion of our intercompany balances denominated in a currency other than the USD, but are not designated as hedges for accounting purposes.  These foreign currencies primarily include the British pound, the euro and the Japanese yen. A sensitivity analysis of a change in the fair value of these contracts indicates that if the USD weakened by 10% against the applicable foreign currency, the fair value of these contracts would decrease by $2.3 million. Conversely, if the USD strengthened by 10% against the applicable foreign currency, the fair value of these contracts would increase by $2.3 million. Any gains and losses on the fair value of these contracts would be largely mitigated by offsetting losses and gains on the underlying transactions. These offsetting gains and losses are not reflected in the sensitivity analysis above. The fair value of these contracts as of March 31, 2006 was $0.2 million. Changes in fair value of our derivative instruments are recorded in our consolidated statements of operations.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

     As of March 31, 2006, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act), and they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal control over financial reporting

     We continue to review, revise and improve the effectiveness of our internal.  We have made no changes in the Company's internal controls over financial reporting in connection with our first quarter evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

     In March 2006, we prevailed in a patent infringement suit that had been pending against us in federal court in Texas since 2001.  Following is a chronology of this lawsuit.  On July 24, 2001, Neutrino Development Corporation (“Neutrino”) filed a complaint against us in U.S. District Court, Southern District of Texas, Houston Division, alleging infringement of U.S. Patent 6,221,021, or the '021 patent, by SonoSite as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180PLUS, SonoHeart and SonoHeart Plus devices (the “Original Products”). Subsequently, the SonoHeart ELITE, iLook, TITAN and MicroMaxx systems were also added to the lawsuit (the “New Products”). The complaint asserted claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorney's fees and costs, and pre- and post-judgment interest.

     In October 2001, Neutrino’s motion for preliminary injunction was denied.  In February 2002, the district court held a Markman hearing to interpret certain claims in the ’021 patent and issued its claim construction in August 2003.   In September 2004, the district court granted Neutrino's motion for summary judgment of infringement, finding that SonoSite’s Original Products infringe the '021 patent as the district court construed the claims in the Markman hearing. Following this decision, the parties prepared for a jury trial on the issues of infringement by SonoSite’s New Products and validity of the ‘021 patent, filing various motions, including motions for summary judgment.  On March 21, 2006, the district court granted SonoSite’s motion for summary judgment of patent invalidity based on new matter. The district court found that Neutrino improperly amended the ‘021 patent in violation of the US patent laws to include a description of a component being handheld which was not disclosed in the original patent application. In a final judgment, the district court declared that the claims being asserted against SonoSite in the ‘021 patent are invalid for new matter, vacated and set aside its September 2004 ruling on infringement, and dismissed Neutrino’s claims and causes of action  “with prejudice”.

     The plaintiff has filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. We expect that a decision by the appellate court would not issue until mid-to-late 2007.  Our motions to declare the case “exceptional,” and to recover our attorneys’ fees and costs are pending in the district court.  We believe that the appellate court will uphold the district court’s decision.  If we are not successful in the appeal, and the case is reversed and remanded to the district court for a jury trial, and we are not successful in defending these claims in a jury trial, we could be forced to pay damages related to past product sales, modify or discontinue selling our products or may enter into royalty or licensing agreements for future product sales, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represent the majority of our revenue.

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

Item 4.    Submission of Matters to a Vote of Security Holders

     On April 25, 2006, we held our annual meeting of shareholders. As of the record date, March 8, 2006, there were 16,170,861 shares of common stock outstanding and entitled to vote at the meeting. At the meeting, 15,339,084 shares were represented, either in person or by proxy.  The following proposals were adopted by the margins indicated:

1. To elect ten directors to our board of directors to serve until the 2007 annual meeting of shareholders.

	Number of Shares

	For	Withheld

Kirby L. Cramer	15,314,555	24,529
Carmen L. Diersen	15,315,144	23,940
Kevin M. Goodwin	15,313,142	25,942
Edward V. Fritzky	15,315,096	23,988
Steven R. Goldstein M.D.	15,316,926	22,158
Paul V. Haack	15,315,358	23,726
Robert G. Hauser, M.D.	15,314,576	24,508
William G. Parzybok, Jr.	15,316,447	22,637
Jeffrey Pfeffer, Ph.D.	15,316,318	22,766
Jacques Souquet, Ph.D.	15,266,781	72,303

2. To ratify the appointment of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2006.

For	Against	Abstain

15,274,702	39,939	12,473

Item 7.    Exhibits

Exhibit
No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOSITE, INC. (Registrant)

Dated:	May 10, 2006	By:	/s/ MICHAEL J. SCHUH

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