Form 10-Q
period 2006-06-30
SONOSITE INC
filed 2006-08-09
CIK 1055355

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2006

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

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ]   No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	16,365,161
(Class)	(Outstanding as of July 30, 2006)

SonoSite, Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2006

PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

SonoSite, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(In thousands, except share data)	June 30,	December 31,
Assets	2006	2005

Current assets:
Cash and cash equivalents	$28,583	$26,809
Short-term investment securities	44,872	25,426
Accounts receivable, less allowances of $910 and $1,227	40,144	42,414
Inventories	23,268	20,735
Deferred income taxes	8,257	6,822
Prepaid expenses and other current assets	1,863	2,345

Total current assets	146,987	124,551

Property and equipment, net	7,350	7,388
Investment securities	10,868	18,569
Deferred income taxes	20,884	19,137
Goodwill	2,204	1,751
Identifiable intangible assets, net	1,608	1,822
Other assets	1,261	1,330

Total assets	$191,162	$174,548

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$4,825	$4,148
Accrued expenses	10,214	12,467
Deferred revenue, current portion	3,133	2,937

Total current liabilities	18,172	19,552

Deferred rent	639	290
Warranty liability, net of current portion	974	507
Deferred revenue, net of current portion	2,316	2,157

Total liabilities	22,101	22,506

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1.00 par value
Authorized shares--6,000,000
Issued and outstanding shares--none	--	--
Common stock, $.01 par value
Authorized shares--50,000,000
Issued and outstanding shares:
As of June 30, 2006--16,361,436
As of December 31, 2005--15,872,078	164	159
Additional paid-in-capital	225,900	212,709
Deferred stock compensation	--	(2,671)
Accumulated deficit	(58,077)	(59,008)
Accumulated other comprehensive income	1,074	853

Total shareholders' equity	169,061	152,042

Total liabilities and shareholders' equity	$191,162	$174,548

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

(In thousands, except net income (loss) per share)	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Revenue	$39,515	$33,515	$76,384	$67,480
Cost of revenue	10,835	10,367	21,826	20,487

Gross margin	28,680	23,148	54,558	46,993

Operating expenses:
Research and development	4,741	3,432	8,697	7,214
Sales and marketing	19,591	19,111	38,874	34,813
General and administrative	3,564	3,733	7,410	6,481

Total operating expenses	27,896	26,276	54,981	48,508

Total other income (expense)	1,132	122	1,792	(102)

Income (loss) before income taxes	1,916	(3,006)	1,369	(1,617)

Income tax provision (benefit)	622	(954)	438	(290)

Net income (loss)	$1,294	$(2,052)	$931	$(1,327)

Net income (loss) per share
Basic	$0.08	$(0.13)	$0.06	$(0.09)

Diluted	$0.08	$(0.13)	$0.06	$(0.09)

Weighted average common and potential
common shares outstanding
Basic	16,303	15,431	16,159	15,375

Diluted	16,922	15,431	16,832	15,375

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,

(In thousands)	2006	2005

Operating activities:
Net income (loss)	$931	$(1,327)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	1,553	1,562
Losses on sale of property and equipment	43	--
Equity in losses of affiliate	--	49
Net (gain) loss on investments	(3)	15
Amortization of premiums on investment securities	55	316
Stock-based compensation	3,425	(50)
Deferred income taxes, net	438	(283)
Excess tax benefit from exercise of stock options	(1,818)	--
Changes in operating assets and liabilities:
Accounts receivable	2,968	(2,346)
Inventories	(2,147)	(5,950)
Prepaid expenses and other assets	666	721
Accounts payable	614	(42)
Accrued expenses	(1,597)	(2,770)
Deferred liabilities	667	597

Net cash provided by (used in) operating activities	5,795	(9,508)

Investing activities:
Purchases of investment securities	(20,094)	(9,091)
Proceeds from sales/maturities of investment securities	8,259	12,956
Purchases of property and equipment	(1,375)	(1,579)
Proceeds from sale of property and equipment	75	--
Purchase of SonoSite China Medical Ltd.	--	(402)
Earn-out consideration associated with SonoMetric acquisition	(797)	--

Net cash provided by (used in) investing activities	(13,932)	1,884

Financing activities:
Excess tax benefit from exercise of stock options	1,818	--
Proceeds from exercise of stock options and employee stock purchase plan	8,753	3,647

Net cash provided by financing activities	10,571	3,647

Effect of exchange rate changes on cash and cash equivalents	(660)	963

Net change in cash and cash equivalents	1,774	(3,014)
Cash and cash equivalents at beginning of period	26,809	17,272

Cash and cash equivalents at end of period	$28,583	$14,258

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$52	$203

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Interim Financial Information

Basis of Presentation

     The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information furnished reflects, in the opinion of SonoSite, Inc. management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of expected results for the entire year ending December 31, 2006 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005, included in our Annual Report on Form 10-K.

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

     Inventories consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2006	2005

Raw material	$9,804	$8,856
Work-in-process	3	58
Demonstration inventory	5,402	4,532
Finished goods	8,059	7,289

Total	$23,268	$20,735

Warranty expense

     We accrue estimated warranty expense at the time of sale for costs expected to be incurred under our product warranties.  This provision for warranty expense is made based upon our historical product failure rates and service repair costs as well as management's judgment.  Our typical warranty period is one year except for the MicroMaxx system, which has, with certain exceptions, a five-year warranty period. We have classified amounts as non-current based upon our estimated timing of repair costs. The warranty is included with the original purchase.  In addition to our standard warranty, we sell extended warranty and service agreements for coverage beyond the standard warranty period or coverage above what is covered by the standard warranty.  Revenue from sales of extended warranty and service agreements are deferred and recognized over the extended period and such deferred amounts are recorded in Deferred Revenue. The warranty liability is summarized as follows (in thousands):

	Balance at	Charged		Balance at
	Beginning	to cost of	Applied to	end of
	of Period	Revenue	Liability	Period

Three months ended June 30, 2006	$1,263	$489	$(258)	$1,494
Three months ended June 30, 2005	$561	190	$(178)	$573

Six months ended June 30, 2006	$995	$980	$(481)	$1,494
Six months ended June 30, 2005	$561	$313	$(301)	$573

Income taxes

     The income tax provision for the three and six months ended June 30, 2006 was computed in accordance with Accounting Principles Bulletin ("APB") Opinion No. 28, "Interim Financial Reporting," and Financial Accounting Standards Board  ("FASB") Interpretation No. 18, "Accounting for Income Taxes in Interim Periods," and was based on projections of total year pre-tax income and the projected total year tax provision computed in accordance with FASB Statement (" SFAS") No. 109, "Accounting for Income Taxes."  Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards arising since our inception.  Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount, if any, expected to be realized.

Stock-based compensation

     As of June 30, 2006, we had the following stock compensation plans: the 1998 Nonofficer Employee Stock Option Plan ("1998 NOE Plan"), the 1998 Stock Option Plan ("1998 Plan"), the Nonemployee Director Stock Option Plan ("Director Plan"), the Management Incentive Compensation Plan ("MIC Plan"), the Adjustment Plan, the 2005 Stock Incentive Plan ("2005 Plan") and the 2005 Employee Stock Purchase Plan ("2005 ESPP Plan"). Additionally, through 2004, we granted a total of 165,000 options outside of these plans to corporate officers, which are included within the information presented herein and contain similar provisions to our 1998 Plan.

     Prior to adoption of FASB Statement No. 123R, "Share-Based Payment" ("SFAS 123R"), we accounted for those plans under the intrinsic value method in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").  Accordingly, compensation cost related to stock option grants to employees had been recognized only to the extent that the fair market value of the stock exceeded the exercise price of the stock option at the date of the grant. We recognized compensation expense for the fair value of restricted stock unit ("RSU") grants ratably over the applicable vesting period.  The fair value was based on the market price of our stock on the date of grant.  We recorded share-based compensation related to stock options in accordance with the accelerated methodology described in FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN 28").

     On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash inflows in our consolidated statement of cash flows, in accordance with the provision of the Emerging Issues Tax Force ("EITF") Issue No.00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option." SFAS 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow on a prospective basis, and therefore reduces net operating cash flows and increases net financing cash flows. This amount is shown as "Excess tax benefit from exercise of stock options" on our condensed consolidated statement of cash flows. We use a tax law ordering methodology for determining when tax benefits from stock option exercises are realized. Total cash flows remain unchanged from what have been reported under prior accounting rules.

     Total stock-based compensation expense recognized in our consolidated statement of operations for the three and six months ended June 30, 2006 was $2.1 million and $3.4 million before income taxes and consisted of expense related to stock options of $1.1 million and $2.0 million, RSU awards of $0.8 million and $1.1 million and the employee stock purchase plan of $0.2 million and $0.3 million, respectively. The related deferred tax benefit was $0.7 million and $1.1 million for the three and six months ended June 30, 2006. The amount of stock-based compensation capitalized to inventory was not material as of June 30, 2006.

     The following table illustrates the impact of our adoption of SFAS 123R on selected line items from our consolidated financial statements for the three months and six months ended June 30, 2006 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006

	As Reported	Under APB 25	As Reported	Under APB 25

Income before income taxes	$1,916	$3,218	$1,369	$3,705
Net income	$1,294	$2,182	$931	$2,527
Net income per share:
Basic	$0.08	$0.13	$0.06	$0.16
Diluted	$0.08	$0.13	$0.06	$0.15
Cash flows from operating activities			$5,795	$7,613
Cash flows from financing activities			$10,571	$8,753

     The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation in 2005 (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net loss, as reported	$(2,052)	$(1,327)
Add: Stock-based compensation expense, as reported, net of related
tax effects	21	34
Deduct: Stock-based compensation expense determined under fair value
method for all awards, net of tax	(732)	(1,403)

Pro forma net loss	$(2,763)	$(2,696)

Basic and diluted net loss per share:
As reported	$(0.13)	$(0.09)
Pro forma	$(0.18)	$(0.18)

     Our results for prior years have not been restated.

     The fair value for stock awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three months and six months ended June 30, 2006 and 2005:

	Stock Options		ESPP

	June 30,	June 30,	June 30,
Three Months Ended	2006	2005	2006
		(Pro forma)

Expected term (in years)	5.0	6.5	0.5
Expected stock price volatility	42%	54%	26%
Risk-free interest rate	5.0%	3.9%	5.0%
Expected dividend yield	0.0%	0.0%	0.0%

Weighted average fair value of options granted	$16.49	$15.35	$8.74

	Stock Options		ESPP

	June 30,	June 30,	June 30,
Six Months Ended	2006	2005	2006
		(Pro forma)

Expected term (in years)	4.6	5.3	0.5
Expected stock price volatility	41%	54%	26%
Risk-free interest rate	4.6%	3.9%	5.0%
Expected dividend yield	0.0%	0.0%	0.0%

Weighted average fair value of options granted	$16.44	$15.42	$8.74

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

Stock compensation plans

     Under the 1998 NOE Plan, 1998 Plan, MIC Plan, 2005 Plan and option grants outside our stock option plans, as of June 30, 2006, 582,000 shares were available for grant under these stock option plans. In most cases, stock options issued prior to October 22, 2002 are exercisable at 25% each year over a four-year vesting period and have a ten-year contractual term from the grant date. In October 2002, our Board of Directors approved a change in the vesting schedule for employee option grants made after October 22, 2002 so that first-time grants issued to new employees vest 25% after one year of employment and then monthly over the next three years, and grants made to employees after their first year of employment vest monthly over four years. Option grants made under the 2005 Plan to employees during the six months ended June 30, 2006 vest monthly over three years and grants made to directors vest in full one year following their grant date provided the optionee has continued to serve as our director.  Additionally, option grants under the 2005 Plan generally have a seven-year contractual term from the date of grant.

     Under the Director Plan, 100,000 shares of common stock were authorized for issuance of stock options at prices equal to the fair market value of our common shares at the date of grant. At June 30, 2006, there were no shares available for grant under this Plan. Stock options are exercisable and vest in full one year following their grant date provided the optionee has continued to serve as our director. Each option expires on the earlier of ten years from the grant date or 90 days following the termination of a director's service as our director.

     The 2005 ESPP Plan, which qualifies under Section 423 of the Internal Revenue Code, permits substantially all employees to purchase shares of our common stock. Participating employees may purchase common stock through payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period.  As of June 30, 2006, 930,727 shares of common stock were available for issuance under the 2005 ESPP Plan. During the six months ended June 30, 2006, 41,022 shares of common stock were issued under this plan.

     We also have an Adjustment Plan, which includes options granted in connection with the dividend distribution occurring on April 6, 1998. As part of this distribution, existing ATL Ultrasound, Inc. ("ATL") option holders received one of our options for every six ATL options held. There was no change to the intrinsic value of the option grant, ratio of exercise price to market value, vesting provisions or option period as a result of the distribution. As of June 30, 2006, 7,000 shares of common stock were authorized primarily for issuance upon exercise of stock options at prices equal to the fair market value of our common shares at the date of grant.

Summary of stock option activity

     The following table presents summary stock option activity for the six months ended June 30, 2006 (shares presented in thousands):

	Six Months Ended June 30, 2006

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Outstanding, beginning of period	1,830	$18.95
Granted	437	$39.95
Exercised	(448)	$17.22
Forfeited	(94)	$29.85
Expired	(7)	$6.77

Outstanding, end of period	1,718	$24.20	6.00	$25,955

Exercisable, end of period	1,134	$19.20	5.44	$22,546

     The aggregate intrinsic value in the table above is based on our closing stock price of $39.04 as of June 30, 2006, which would have been received by the optionees, excluding applicable income taxes, had all options been exercised on that date. As of June 30, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was $7.5 million, which is expected to be recognized over a weighted average period of approximately 2.0 years. During the three and six months ended June 30, 2006, the total intrinsic value of stock options exercised was $1.4 million and $10.2 million.

     The Company issues new shares of common stock upon exercise of stock options.

     The following is a summary of stock options outstanding as of June 30, 2006 (shares presented in thousands):

			Options outstanding			Options exercisable

Range of exercise prices			Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price

$6.35	--	$15.24	344	3.85	$11.25	316	$11.17
$15.47	--	$18.51	359	5.77	$16.65	323	$16.72
$18.60	--	$27.00	372	7.34	$22.44	304	$22.45
$28.18	--	$38.97	343	6.34	$32.68	163	$29.95
$40.58			300	6.67	$40.58	28	$40.58

			1,718	6.00	$24.20	1,134	$19.20

Restricted stock units

     We have granted RSU awards to employees under the 1998 Plan and the 2005 Plan.  Generally, the vesting period for our RSU awards is three years from the date of grant.  As of June 30, 2006, total unrecognized stock-based compensation expense related to nonvested RSU awards was $9.8 million, which is expected to be recognized over a weighted average period of approximately 2.6 years. During the three and six months ended June 30, 2006, we recorded stock-based compensation expense related to these RSU awards of $0.8 million and $ 1.1 million, including $0.1 million of cumulative catch up adjustment that reduced the expense for the effect of forfeitures.

     The following table presents summary RSU award activity for the six months ended June 30, 2006 (shares presented in thousands):

	Six Months Ended June 30, 2006

	Shares	Weighted average grant date fair value

Non-vested, beginning of period	93	$33.05
Granted	283	$38.94
Vested	--	$--
Forfeited	(26)	$38.16

Non-vested, end of period	350	$37.43

     The total fair value of RSU awards vested during the six months ended June 30, 2006 was zero.

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

     The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share calculations (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

Net income (loss)	$1,294	$(2,052)	$931	$(1,327)

Weighted average common shares outstanding used
in computing basic net income (loss) per share	16,303	15,431	16,159	15,375
Effect of dilutive stock options and restricted
stock units	619	--	673	--

Weighted average common shares outstanding used in
computing diluted net income (loss) per share	16,922	15,431	16,832	15,375

Net income (loss) per share:
Basic	$0.08	$(0.13)	$0.06	$(0.09)
Diluted	$0.08	$(0.13)	$0.06	$(0.09)

     We exclude equity instruments from the calculation of diluted weighted average shares outstanding if the effect of including such instruments is antidilutive to net income per share. Accordingly, certain employee stock options and restricted stock units totaling 415,000 and 271,000 shares for the three and six months ended June 30, 2006 have been excluded from the calculation of diluted weighted average shares. The diluted share base calculation for the three and six months ended June 30, 2005 excludes 838,000 and 844,000 shares related to employee stock options outstanding and RSU awards because their effect on net loss per share would be anti-dilutive.

Accumulated other comprehensive income

     Unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments are included in accumulated other comprehensive income.

     The following presents the components of comprehensive income, net of tax, (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

Net income (loss)	$1,294	$(2,052)	$931	$(1,327)
Other comprehensive income (loss):
Foreign currency translation adjustment	134	(39)	252	(337)
Unrealized holding gains (losses) arising during
the period	(19)	152	(28)	21
Less reclassification adjustment for (gains) losses
included in net income (loss)	(6)	--	(3)	10

Comprehensive income (loss)	$1,403	$(1,939)	$1,152	$(1,633)

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

Contingencies

     In March 2006, we prevailed in a patent infringement suit that had been pending against us in federal court in Texas since 2001.  Following is a chronology of this lawsuit.  On July 24, 2001, Neutrino Development Corporation ("Neutrino") filed a complaint against us in U.S. District Court, Southern District of Texas, Houston Division, alleging infringement of U.S. Patent 6,221,021, or the '021 patent, by SonoSite as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180PLUS, SonoHeart and SonoHeart Plus devices (the "Original Products"). Subsequently, the SonoHeart ELITE, iLook, TITAN and MicroMaxx systems were also added to the lawsuit (the "New Products"). The complaint asserted claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorney's fees and costs, and pre- and post-judgment interest.

     In October 2001, Neutrino's motion for preliminary injunction was denied.  In February 2002, the district court held a Markman hearing to interpret certain claims in the '021 patent and issued its claim construction in August 2003.   In September 2004, the district court granted Neutrino's motion for summary judgment of infringement, finding that SonoSite's Original Products infringe the '021 patent as the district court construed the claims in the Markman hearing. Following this decision, the parties prepared for a jury trial on the issues of infringement by SonoSite's New Products and validity of the '021 patent, filing various motions, including motions for summary judgment.  On March 21, 2006, the district court granted SonoSite's motion for summary judgment of patent invalidity based on new matter. The district court found that Neutrino improperly amended the '021 patent in violation of the U.S. patent laws to include a description of a component being handheld which was not disclosed in the original patent application. In a final judgment, the district court declared that the claims being asserted against SonoSite in the '021 patent are invalid for new matter, vacated and set aside its September 2004 ruling on infringement, and dismissed Neutrino's claims and causes of action  "with prejudice".

     The plaintiff has filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C.  Both parties have filed their appellate briefs and we expect that oral argument will take place by the end of the year. We expect that a decision by the appellate court would not issue until mid-to-late 2007.  Our motions to declare the case "exceptional," and to recover our attorneys' fees and costs are pending in the district court.  We believe that the appellate court will uphold the district court's decision.  If we are not successful in the appeal, and the case is reversed and remanded to the district court for a jury trial, and we are not successful in defending these claims in a jury trial, we could be forced to pay damages related to past product sales, modify or discontinue selling our products or may enter into royalty or licensing agreements for future product sales, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represent the majority of our revenue.

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

Segment reporting

     We currently have one reporting segment. We market our products in the United States and internationally through our direct sales force and our indirect distribution channels. Our chief operating decision maker evaluates resource allocation decisions and our performance based upon revenue recorded in geographic regions and does not receive financial information about expense allocation on a disaggregated basis. Geographic regions are determined by the shipping destination. Revenue by geographic location for the three months and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

United States	$20,225	$17,046	$38,375	$32,892
Europe, Africa and the Middle East	10,844	9,788	23,513	21,300
Japan	3,203	3,087	5,766	6,266
Canada, South and Latin America	3,236	2,561	5,824	5,479
Asia Pacific	2,007	1,033	2,906	1,543

Total revenue	$39,515	$33,515	$76,384	$67,480

Recent accounting pronouncements

     In July 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our consolidated financial statements.

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

     We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future quarterly reports on Form 10-Q, current reports on Form 8-K and annual reports on Form 10-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business in Item 1A. "Risk Factors" sections of our Annual Report on Form 10-K for the year ended December 31, 2005. These are risks that could cause our actual results to differ materially from those anticipated in our forward-looking statements or from our expected or historical results. Other factors besides the risks, uncertainties and possibly inaccurate assumptions described in this report could also affect actual results.

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

     We design our products for applications where ultrasound has not typically been used such as emergency medicine, anesthesiology, surgery, critical care, internal medicine and vascular access procedures as well as for imaging in traditional applications, such as radiology, cardiology, vascular medicine and obstetrics and gynecology ("OB/Gyn").  In addition, the U.S. military has successfully deployed our systems in both traditional hospital settings, field hospitals and forward surgical teams in Iraq and other areas of conflict.  We began shipping our first products in September 1999 and today have an installed based of more than 25,000 systems worldwide.

     On April 18, 2005, we introduced our newest product, the SonoSite MicroMaxx (R) system ("MicroMaxx system").  This system is our third generation product and is based on our proprietary Application Specific Integrated Circuit ("ASIC") technology for high-resolution ultrasound imaging and offers image resolution comparable to costly, conventional cart-based ultrasound systems weighing over 200 pounds.  Our first shipments of the MicroMaxx system occurred in June 2005.  The system addresses both traditional and emerging ultrasound markets and includes a standard five-year warranty on the system and most of the transducers, a first in the ultrasound industry.

     Our first generation of products includes the 180 (TM) and iLook (R) series. The SonoSite 180PLUS (TM) system was designed for general ultrasound imaging and the SonoHeart (R) ELITE is specifically configured for cardiovascular applications. The iLook 25 imaging tool is designed to provide visual guidance for physicians and nurses while performing vascular access procedures, and the iLook 15 imaging tool is designed to provide imaging of the chest and abdomen. Our second generation product, the TITAN (R) system, began shipping in June 2003.

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

     As discussed in Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the year ended December 31, 2005, our critical accounting policies and estimates include accounts receivable, revenue recognition, valuation of inventories, goodwill, intangible assets, warranty expense, income taxes and stock-based compensation.  With the adoption of SFAS 123R as of January 1, 2006, we are replacing "Stock-Based Compensation" with the following.

     Stock-Based Compensation. On January 1, 2006, we adopted FAS 123R, which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and employee stock purchases under a stock purchase plan based on estimated fair values. Under FAS 123R, we use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, our expected stock price volatility over the term of the award and actual and projected exercise and forfeiture behaviors. Although the fair value of stock-based awards is determined in accordance with FAS 123R, the Black-Scholes option pricing model requires the input of various subjective assumptions, and other reasonable assumptions could provide differing results.

Results of Operations

Revenue

     Revenue increased to $39.5 million for the three months ended June 30, 2006 from $33.5 million for the three months ended June 30, 2005.  Revenue increased to $76.4 million for the six months ended June 30, 2006 from $67.5 million for the six months ended June 30, 2005. The increase in 2006 compared to 2005 was primarily due to increased direct sales offset by decreased U.S. enterprise sales and lower sales in some of our international markets.  Sales of the MicroMaxx system, which incorporates our third generation ultrasound technology and began shipping in June 2005, accounted for 52% of total system revenues during the three months ended June 30, 2006.

United States

     U.S. revenue increased to $20.2 million for the three months ended June 30, 2006 from $17.0 million for the three months ended June 30, 2005.  U.S. revenue increased to $38.4 million for the six months ended June 30, 2006 from $32.9 million for the six months ended June 30, 2005.  The increase in the second quarter 2006 compared to 2005 was primarily attributable to increased direct sales.  The increase during the six months of 2006 compared to 2005 was due to increased direct sales offset by a decrease in sales to the U.S. government. Revenues to U.S. government declined due to large project orders included in the first quarter of 2005.

International

     Revenue from Europe, Africa, India and the Middle East increased to $10.8 million for the three months ended June 30, 2006 from $9.8 million for the three months ended June 30, 2005, primarily due to an increase in revenue from direct sales offset by decreases in sales by our distributors in Italy, Middle East and Africa.  Revenue from Europe, Africa, India and the Middle East increased to $23.5 million for the six months ended June 30, 2006 from $21.3 million for the six months ended June 30, 2005. The increases were primarily due to an increase in sales to our distributors in Europe, with the exception of Italy, and in India. Additionally, we had an increase in revenue from direct sales in France and Spain, which was partially offset by a decrease in direct sales in the United Kingdom.  Sales in the UK decreased during the six months ended June 30, 2006 due to a change in status of many hospitals from National Health System Trust hospitals to Foundation status, which in turn has changed their processes on budgeting and spending to eliminate the previous fiscal year-end "use it or lose it" system.

     Revenue from Canada, South and Latin America and Asia Pacific (excluding Japan) increased to $5.2 million for the three months ended June 30, 2006 from $3.6 million for the three months ended June 30, 2005. Revenue from Canada, South and Latin America and Asia Pacific (excluding Japan) increased to $8.7 million for the six months ended June 30, 2006 from $7.0 million for the six months ended June 30, 2005. The increase during the three and six months of 2006 compared 2005 was primarily due to increase sales in Australia and Latin America.

     Revenue from Japan increased to $3.2 million for the three months ended June 30, 2006 from $3.1 million for the three months ended June 30, 2005.  Revenue from Japan decreased to $5.8 million for the six months ended June 30, 2006 from $6.3 million for the six months ended June 30, 2005.  The decrease was primarily due to reduced TITAN system sales to a distributor as we introduced the MicroMaxx system into our distribution network. During the quarter we began distribution to our new partner, Fukuda Denshi, for distribution of our products into the general practitioner market and hospital point of care markets.

     We anticipate that overall revenue will increase in 2006 compared to 2005 due to continued expansion of our direct selling efforts in the U.S., Europe, Canada and Australia, as well as our international distributors in Europe, Middle East, and India, the expansion of our sales operations in China, improvement in the sales operations in Germany, introduction of new product features, and the overall expansion of market awareness and acceptance of our products. In the US we recently launched an alternative sales channel focused on the office market. However, the expansion of our sales operations in China, India, Japan and into the US office market may not be as successful as anticipated and we may encounter regulatory and other issues in selling our products in these markets. Our revenue may also be impacted by fluctuations in foreign exchange rates in the countries in which we sell our products in currencies other than the USD. Increased competition may also impact the extent of the increase in our anticipated growth in revenue. We currently face competition from larger companies, such as General Electric Healthcare, that manufacture cart-based and portable ultrasound systems and have greater financial and other resources. Some of these competitors have introduced HCU products, including GE Healthcare, which recently announced the introduction of new laptop-sized ultrasound systems.

Gross margin

     Gross margin was 72.6% for the three months ended June 30, 2006 and 69.1% for the three months ended June 30, 2005. Gross margin was 71.4% for the six months ended June 30, 2006 and 69.6% for the six months ended June 30, 2005. The gross margin increased over the prior year quarter as a result of increased sales of MicroMaxx system and manufacturing efficiencies due to higher volume and lower costs for MicroMaxx components.

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

Operating expenses

     Research and development expenses were $4.7 million for the three months ended June 30, 2006, compared to $3.4 million for the three months ended June 30, 2005.  Research and development expenses were $8.7 million for the six months ended June 30, 2006, compared to $7.2 million for the six months ended June 30, 2005.  The increase was primarily due to increased stock-based compensation expenses recorded following the adoption of SFAS 123R on January 1, 2006 of $0.4 million and $0.7 million for the three and six months ended June 30, 2006 and increased headcount to support further development of our ASIC technology and the MicroMaxx system.

     We anticipate that research and development expenses will increase in 2006 compared to 2005 due to stock-based compensation, development related to our next generation ASIC technology and further development related to the MicroMaxx system. Also, we may incur higher than anticipated research and development costs in order to accelerate existing programs.

     Sales and marketing expenses were $19.6 million for the three months ended June 30, 2006, compared to $19.1 million for the three months ended June 30, 2005.  Sales and marketing expenses were $38.9 million for the six months ended June 30, 2006, compared to $34.8 million for the six months ended June 30, 2005.  The increase was attributable to increased stock-based compensation of $0.9 million and $1.4 million for the three and six months ended June 30, 2006, increased emphasis on education, and expansion of our international operations offset by the reduction in costs associated with the launch of MicroMaxx in 2005.

     We anticipate that sales and marketing expenses will increase in 2006 compared to 2005 primarily due to stock-based compensation, marketing expenses for education and brand awareness, increased compensation for commissions related to the anticipated increase in revenue, continued expansion of direct sales operations in Japan, Canada and Australia and continued growth in our European subsidiaries. Additionally, we may incur significant expenses in the expansion of our operations in China and India.

     General and administrative expenses were $3.6 million for the three months ended June 30, 2006, compared to $3.7 million for the three months ended June 30, 2005. General and administrative expenses were $7.4 million for the six months ended June 30, 2006, compared to $6.5 million for the six months ended June 30, 2005.  The increase during the six months ended June 30, 2006 was attributable to increased stock-based compensation of $0.8 million and $1.3 million for the three and six months ended June 30, 2006 and increased headcount to support business growth and offset by a reduction in legal expenses.

     We anticipate that general and administrative expenses, other than stock-based compensation, will not increase in 2006 compared to 2005 due to decreased legal expenses.

Other income (expense)

     Total other income (expense) was $1.1 million for the three months ended June 30, 2006 compared to $0.1 million for the three months ended June 30, 2005. Total other income (expense) was $1.8 million for the six months ended June 30, 2006 compared to $(0.1) million for the six months ended June 30, 2005. The increase was due to an increase in interest income, which was caused by an increased cash balances and higher average interest rates, and a reduction in the foreign currency transaction loss from 2005.

Income tax expense

     Income tax expense was $0.6 million for the three months ended June 30, 2006, compared to an income tax benefit of $1.0 million for the three months ended June 30, 2005.  Income tax expense was $0.4 million for the six months ended June 30, 2006, compared to an income tax benefit of $0.3 million for the six months ended June 30, 2005.  The increase in our consolidated effective tax rate for the six months ended June 30, 2006 as compared to 2005 is due to our foreign subsidiaries transitioning to profitability, as the prior year amounts do not include full tax benefit for the losses of our foreign subsidiaries. We anticipate that our annual consolidated effective tax rate will be between 32% and 33%, excluding the impact of any reduction to our valuation allowance for foreign deferred tax assets based on evaluation of the weight of all positive and negative evidence.

Liquidity and Capital Resources

     Our cash and cash equivalents balance was $28.6 million as of June 30, 2006, compared to $26.8 million as of December 31, 2005. Cash and cash equivalents were primarily invested in money market accounts. Our short-term and long-term investment securities totaled $55.7 million as of June 30, 2006, compared to $44.0 million as of December 31, 2005. Our short-term investments increased to $44.9 million as of June 30, 2006 from $25.0 million as of December 31, 2005 due to the ability to achieve returns on short-term investments that are comparable with returns on long-term investment and at the same time provide greater investment flexibility. Investment securities consist of high-grade U.S. government or corporate debt and high-grade asset-backed securities. We have the ability to hold our securities until maturity, however, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies.

     Operating activities provided cash of $5.8 million for the six months ended June 30, 2006, compared to cash used of $9.5 million for the six months ended June 30, 2005. Net income for the six months ended June 30, 2006 was adjusted by non-cash stock-based compensation expense of $3.4 million, depreciation and amortization of $1.6 million and deferred income taxes of $0.4 million. Additionally, changes in operating assets provided $1.5 million and changes in operating liabilities used $0.3 million.  SFAS 123R requires the non-cash benefits for tax deductions in excess of compensation expense calculated based on the fair value of the award to be reported as a financing cash flow and thus adjusted out of operating cash flows. Accordingly, cash from operating activities for the six months ended June 30, 2006 was reduced by $1.8 million.

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

     Investing activities used cash of $13.9 million for the six months ended June 30, 2006, compared to cash provided of $1.9 million for the six months ended June 30, 2005. The cash used in 2006 was primarily due to net purchases of investment securities of $11.8 million compared to net proceeds of $3.9 million in 2005.

     Financing activities provided cash of $10.6 million for the six months ended June 30, 2006, compared to $3.6 million for the six months ended June 30, 2005.  Cash provided by financing activities was due to proceeds from the exercise of stock options and employee stock purchase plan totaling $8.8 million in 2006 compared to $3.6 million in 2005. Additionally, SFAS 123R requires the non-cash benefits of $1.8 million for tax deductions in excess of recognized compensation expense to be reported as a source of cash from financing activities.

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

     We may become involved in the defense and prosecution, if necessary, of intellectual property suits, patent interferences, opposition proceedings and other administrative proceedings. For example, in March 2006, we prevailed in a patent infringement suit that had been pending against us in federal court in Texas since 2001.  Following is a chronology of this lawsuit.  On July 24, 2001, Neutrino Development Corporation ("Neutrino") filed a complaint against us in U.S. District Court, Southern District of Texas, Houston Division, alleging infringement of U.S. Patent 6,221,021, or the '021 patent, by SonoSite as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180PLUS, SonoHeart and SonoHeart Plus devices (the "Original Products"). Subsequently, the SonoHeart ELITE, iLook, TITAN and MicroMaxx systems were also added to the lawsuit (the "New Products"). The complaint asserted claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorney's fees and costs, and pre- and post-judgment interest.

     In October 2001, Neutrino's motion for preliminary injunction was denied.  In February 2002, the district court held a Markman hearing to interpret certain claims in the'021 patent and issued its claim construction in August 2003.   In September 2004, the district court granted Neutrino's motion for summary judgment of infringement, finding that SonoSite's Original Products infringe the '021 patent as the district court construed the claims in the Markman hearing. Following this decision, the parties prepared for a jury trial on the issues of infringement by SonoSite's New Products and validity of the '021 patent, filing various motions, including motions for summary judgment.  On March 21, 2006, the district court granted SonoSite's motion for summary judgment of patent invalidity based on new matter. The district court found that Neutrino improperly amended the '021 patent in violation of the U.S. patent laws to include a description of a component being handheld which was not disclosed in the original patent application. In a final judgment, the district court declared that the claims being asserted against SonoSite in the '021 patent are invalid for new matter, vacated and set aside its September 2004 ruling on infringement, and dismissed Neutrino's claims and causes of action "with prejudice".

     The plaintiff has filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. Both parties have filed their appellate briefs and we expect that oral argument will take place by the end of the year. We expect that a decision by the appellate court would not issue until mid-to-late 2007.  Our motions to declare the case "exceptional," and to recover our attorneys' fees and costs are pending in the district court.  We believe that the appellate court will uphold the district court's decision.  If we are not successful in the appeal, and the case is reversed and remanded to the district court for a jury trial, and we are not successful in defending these claims in a jury trial, we could be forced to pay damages related to past product sales, modify or discontinue selling our products or may enter into royalty or licensing agreements for future product sales, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represent the majority of our revenue.

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

     Commencing in May 2006, we are integrating a new channel partner to address the US physician office market. We anticipate this channel partner will be fully deployed by the fourth quarter of 2006. Despite our introduction of this channel partner, we may not be able generate an increase in revenues from the office market and we may experience a decrease in revenues do to disruptions to our direct sales force.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

     We are exposed to market risk relating to changes in interest rates, which could adversely affect the value of our investments in marketable securities.

     As of June 30, 2006, our portfolio consisted of $ 44.9 million of interest-bearing debt securities with maturities of less than one year and $10.9 million of interest-bearing debt securities with maturities of more than one year. We have the ability to hold these securities until maturity, however, we have classified them as available-for-sale in the event of unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for 2006 from a hypothetical 10% increase in market interest rates would not have a material impact on the investment portfolio.

Foreign currency risk

     Except for sales transacted by our wholly-owned subsidiaries, we transact substantially all our sales in USDs; therefore, the obligations of many of our international customers are in USDs. Our exposure to risk from fluctuations in foreign currencies relates to revenues and expenses transacted by subsidiaries in foreign currencies. Additionally, we have exposure related to the strengthening of the USD against the local currency of our international subsidiaries, which may result in foreign exchange losses on transactions with them, and our international customers, which may impact our ability to collect amounts owed by them.

     As of June 30, 2006,  61% of our outstanding accounts receivable balance was from international customers, of which 52%, or $13.0 million, was denominated in a currency other than USDs.  Total sales for the three months ended June 30, 2006 denominated in a currency other than USDs were $10.9 million, or 28% of total consolidated revenues. Total sales for the six months ended June 30, 2006 denominated in a currency other than USDs were $22.1 million, or 29% of total consolidated revenues.  The British pound, the euro and the Japanese yen represented the majority of financial transactions executed in a currency not denominated in USDs. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk.  In addition, we utilize letters of credit where they are warranted in order to mitigate our collection risk.

     We periodically enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. As of June 30, 2006, we had $26.4 million in notional amount of foreign currency forward contracts.  These contracts expire on September 29, 2006 and serve as hedges of a substantial portion of our intercompany balances denominated in a currency other than the USD, but are not designated as hedges for accounting purposes.  These foreign currencies primarily include the British pound, the euro and the Japanese yen. A sensitivity analysis of a change in the fair value of these contracts indicates that if the USD weakened by 10% against the applicable foreign currency, the fair value of these contracts would decrease by $2.6 million. Conversely, if the USD strengthened by 10% against the applicable foreign currency, the fair value of these contracts would increase by $2.6 million. Any gains and losses on the fair value of these contracts would be largely mitigated by offsetting losses and gains on the underlying transactions. These offsetting gains and losses are not reflected in the sensitivity analysis above. The fair value loss of these contracts as of June 30, 2006 was $0.3 million. Changes in fair value of our derivative instruments are recorded in our consolidated statements of operations.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

     As of June 30, 2006, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act), and they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal control over financial reporting

     We continue to review, revise and improve the effectiveness of our internal controls.  We have made no changes in the Company's internal controls over financial reporting during the second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

     A complete description of our legal proceedings in contained in Item 1. "Legal Proceedings" section of our Form 10-Q for the period ended March 31, 2006.

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

SONOSITE, INC. (Registrant)

Dated:	August 08, 2006	By:	/s/ MICHAEL J. SCHUH

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