Form 10-Q
period 2006-09-30
SONOSITE INC
filed 2006-11-06
CIK 1055355

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2006

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

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ]   No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	16,408,645
(Class)	(Outstanding as of October 31, 2006)

SonoSite, Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2006

PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

SonoSite, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(In thousands, except share data)	September 30,	December 31,
Assets	2006	2005

Current assets:
Cash and cash equivalents	$37,956	$26,809
Short-term investment securities	40,679	25,426
Accounts receivable, less allowances of $1,290 and $1,227	41,556	42,414
Inventories	24,761	20,735
Deferred income taxes	7,136	6,822
Prepaid expenses and other current assets	3,044	2,345

Total current assets	155,132	124,551

Property and equipment, net	8,990	7,388
Investment securities	7,364	18,569
Deferred income taxes	22,348	19,137
Goodwill	2,249	1,751
Identifiable intangible assets, net	1,506	1,822
Other assets	1,443	1,330

Total assets	$199,032	$174,548

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$5,967	$4,148
Accrued expenses	12,735	12,467
Deferred revenue, current portion	3,125	2,937

Total current liabilities	21,827	19,552

Deferred rent	901	290
Warranty liability, net of current portion	1,235	507
Deferred revenue, net of current portion	2,318	2,157
Other non current liabilities	311	--

Total liabilities	26,592	22,506

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1.00 par value
Authorized shares--6,000,000
Issued and outstanding shares--none	--	--
Common stock, $.01 par value
Authorized shares--50,000,000
Issued and outstanding shares:
As of September 30, 2006--16,371,385	164
As of December 31, 2005--15,872,078		159
Additional paid-in-capital	228,603	212,709
Deferred stock compensation	--	(2,671)
Accumulated deficit	(57,602)	(59,008)
Accumulated other comprehensive income	1,275	853

Total shareholders' equity	172,440	152,042

Total liabilities and shareholders' equity	$199,032	$174,548

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

(In thousands, except net income per share)	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Revenue	$40,346	$34,809	$116,730	$102,289
Cost of revenue	11,707	10,297	33,533	30,784

Gross margin	28,639	24,512	83,197	71,505

Operating expenses:
Research and development	5,360	3,803	14,057	11,017
Sales and marketing	20,011	15,464	58,885	50,277
General and administrative	3,859	3,175	11,269	9,656

Total operating expenses	29,230	22,442	84,211	70,950

Total other income (expense)	1,125	454	2,917	352

Income before income taxes	534	2,524	1,903	907

Income tax provision	59	1,078	497	788

Net income	$475	$1,446	$1,406	$119

Net income per share
Basic	$0.03	$0.09	$0.09	$0.01

Diluted	$0.03	$0.09	$0.08	$0.01

Weighted average common and potential
common shares outstanding
Basic	16,366	15,630	16,229	15,461

Diluted	16,903	16,285	16,857	16,100

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,

(In thousands)	2006	2005

Operating activities:
Net income	$1,406	$119
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	2,472	2,355
Loss on sale of property and equipment	43	--
Equity in loss of affiliate	--	49
Net (gain) loss on investments	(6)	20
Amortization of premiums (discounts) on investment securities	(203)	379
Stock-based compensation	5,739	65
Deferred income taxes, net	497	795
Excess tax benefit from exercise of stock options	(1,995)	--
Changes in operating assets and liabilities:
Accounts receivable	1,458	(1,714)
Inventories	(3,660)	(5,966)
Prepaid expenses and other assets	(694)	(144)
Accounts payable	1,646	(1,749)
Accrued expenses	835	(210)
Deferred liabilities	916	458

Net cash provided by (used in) operating activities	8,454	(5,543)

Investing activities:
Purchases of investment securities	(55,969)	(33,321)
Proceeds from sales/maturities of investment securities	52,256	36,825
Purchases of property and equipment	(3,203)	(2,126)
Proceeds from sale of property and equipment	75	--
Purchase of SonoSite China Medical Ltd.	--	(402)
Earn-out consideration associated with SonoMetric acquisition	(797)	--

Net cash provided by (used in) investing activities	(7,638)	976

Financing activities:
Excess tax benefit from exercise of stock options	1,995	--
Proceeds from exercise of stock options and employee stock purchase plan	8,895	7,461

Net cash provided by financing activities	10,890	7,461

Effect of exchange rate changes on cash and cash equivalents	(559)	1,058

Net change in cash and cash equivalents	11,147	3,952
Cash and cash equivalents at beginning of period	26,809	17,272

Cash and cash equivalents at end of period	$37,956	$21,224

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$102	$276

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Interim Financial Information

Basis of Presentation

     The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information reflects, in the opinion of SonoSite, Inc. management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of expected results for the entire year ending December 31, 2006 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005, included in our Annual Report on Form 10-K.

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

     Inventories consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2006	2005

Raw material	$8,876	$8,856
Work-in-process	23	58
Demonstration inventory	5,199	4,532
Finished goods	10,663	7,289

Total	$24,761	$20,735

Warranty expense

     We accrue estimated warranty expense at the time of sale for costs expected to be incurred under our product warranties.  This provision for warranty expense is made based upon our historical product failure rates and service repair costs as well as management's judgment.  Our typical warranty period is one year except for the MicroMaxx system, which has, with certain exceptions, a five-year warranty period. We have classified amounts as non-current based upon our estimated timing of repair costs. The current portion of our warranty liability, amounting to $602,000 and $209,000 at September 30, 2006 and December 31, 2005, respectively, is classified in accrued expenses in the accompanying condensed consolidated balance sheet.  The warranty is included with the original purchase.  In addition to our standard warranty, we sell extended warranty and service agreements for coverage beyond the standard warranty period or coverage above what is covered by the standard warranty.  Revenue from sales of extended warranty and service agreements are deferred and recognized over the extended period and such deferred amounts are recorded in Deferred Revenue. The warranty liability is summarized as follows (in thousands):

	Balance at	Charged		Balance at
	Beginning	to cost of	Applied to	end of
	of Period	Revenue	Liability	Period

Three months ended September 30, 2006	$1,494	$620	$(277)	$1,837
Three months ended September 30, 2005	$573	$365	$(141)	$797

Nine months ended September 30, 2006	$995	$1,600	$(758)	$1,837
Nine months ended September 30, 2005	$561	$678	$(442)	$797

Income taxes

     The income tax provision for the three and nine months ended September 30, 2006 was computed in accordance with Accounting Principles Bulletin ("APB") Opinion No. 28, "Interim Financial Reporting," and Financial Accounting Standards Board  ("FASB") Interpretation No. 18, "Accounting for Income Taxes in Interim Periods," and was based on projections of total year pre-tax income and the projected total year tax provision computed in accordance with FASB Statement (" SFAS") No. 109, "Accounting for Income Taxes."  Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards arising since our inception.  Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount, if any, expected to be realized. The decrease in our consolidated effective tax rate for the nine months ended September 30, 2006, as compared to 2005, results from income tax deductions related to employee dispositions of stock purchased through our employee stock purchase plan prior to the minimum holding period required under the Internal Revenue Code and the transitioning of our foreign subsidiaries to profitability.

Stock-based compensation

     As of September 30, 2006, we had the following stock compensation plans: the 1998 Nonofficer Employee Stock Option Plan ("1998 NOE Plan"), the 1998 Stock Option Plan ("1998 Plan"), the Nonemployee Director Stock Option Plan ("Director Plan"), the Management Incentive Compensation Plan ("MIC Plan"), the Adjustment Plan, the 2005 Stock Incentive Plan ("2005 Plan") and the 2005 Employee Stock Purchase Plan ("2005 ESPP Plan"). Additionally, through 2004, we granted a total of 165,000 options outside of these plans to corporate officers, which are included within the information presented herein and contain similar provisions to our 1998 Plan.

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

     On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash inflows in our consolidated statement of cash flows, in accordance with the provision of the Emerging Issues Task Force ("EITF") Issue No.00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option." SFAS 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow on a prospective basis, and therefore reduces net operating cash flows and increases net financing cash flows. This amount is shown as "Excess tax benefit from exercise of stock options" on our condensed consolidated statement of cash flows. We use a tax law ordering methodology for determining when tax benefits from stock option exercises are realized. Total cash flows remain unchanged from what have been reported under prior accounting rules.

     Total stock-based compensation expense recognized in our consolidated statement of operations for the three and nine months ended September 30, 2006 was $2.3 million and $5.7 million before income taxes and consisted of expense related to stock options of $1.1 million and $3.1 million, RSU awards of $1.0 million and $2.1 million and the employee stock purchase plan of $0.2 million and $0.5 million, respectively. The related deferred tax benefit was $0.8 million and $2.1 million for the three and nine months ended September 30, 2006. The amount of stock-based compensation capitalized to inventory was not material as of September 30, 2006.

     The following table illustrates the impact of our adoption of SFAS 123R on selected line items from our consolidated financial statements for the three months and nine months ended September 30, 2006 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006

	As Reported	Under APB 25	As Reported	Under APB 25

Income before income taxes	$534	$1,809	$1,903	$5,513
Net income	$475	$1,355	$1,406	$3,881
Net income per share:
Basic	$0.03	$0.08	$0.09	$0.24
Diluted	$0.03	$0.08	$0.08	$0.23
Cash flows from operating activities			$8,454	$10,449
Cash flows from financing activities			$10,890	$8,895

     The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation in 2005 (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income, as reported	$1,446	$119
Add: Stock-based compensation expense, as reported, net of related tax effects	76	110
Deduct: Stock-based compensation expense determined under fair value
method for all awards, net of tax	(804)	(2,207)

Pro forma net income (loss)	$718	$(1,978)

Basic net income (loss) per share:
As reported	$0.09	$0.01
Pro forma	$0.05	$(0.13)
Diluted net income (loss) per share:
As reported	$0.09	$0.01
Pro forma	$0.04	$(0.13)

     Our results for prior years have not been restated.

     The fair value for stock awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three and nine months ended September 30, 2006 and 2005:

	Stock Options		ESPP

	September 30,	September 30,	September 30,
Three Months Ended	2006	2005	2006
		(Pro forma)

Expected term (in years)	--	6.5	--
Expected stock price volatility	--%	53%	--%
Risk-free interest rate	--%	4.0%	--%
Expected dividend yield	--%	0.0%	--%

Weighted average fair value of options granted	$--	$17.92	$--

There were no grants of stock options or issuance from the employee stock purchase plan during the three months ended September 30, 2006.

	Stock Options		ESPP

	September 30,	September 30,	September 30,
Nine Months Ended	2006	2005	2006
		(Pro forma)

Expected term (in years)	4.6	5.4	0.5
Expected stock price volatility	41%	54%	26%
Risk-free interest rate	4.6%	3.9%	5.0%
Expected dividend yield	0.0%	0.0%	0.0%

Weighted average fair value of options granted	$16.44	$15.59	$8.74

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

Stock compensation plans

     Under the 1998 NOE Plan, 1998 Plan, MIC Plan, 2005 Plan and option grants outside our stock option plans, as of September 30, 2006, 473,000 shares were available for grant under these stock option plans. In most cases, stock options issued prior to October 22, 2002 are exercisable at 25% each year over a four-year vesting period and have a ten-year contractual term from the grant date. In October 2002, our Board of Directors approved a change in the vesting schedule for employee option grants made after October 22, 2002 so that first-time grants issued to new employees vest 25% after one year of employment and then monthly over the next three years, and grants made to employees after their first year of employment vest monthly over four years. Option grants made under the 2005 Plan to employees during the nine months ended September 30, 2006 vest monthly over three years and grants made to directors vest in full one year following their grant date provided the optionee has continued to serve as our director.  Additionally, option grants under the 2005 Plan generally have a seven-year contractual term from the date of grant.

     Under the Director Plan, 100,000 shares of common stock were authorized for issuance of stock options at prices equal to the fair market value of our common shares at the date of grant. At September 30, 2006, there were no shares available for grant under this Plan. Stock options are exercisable and vest in full one year following their grant date provided the optionee has continued to serve as our director. Each option expires on the earlier of ten years from the grant date or 90 days following the termination of a director's service as our director.

     The 2005 ESPP Plan, which qualifies under Section 423 of the Internal Revenue Code, permits substantially all employees to purchase shares of our common stock. Participating employees may purchase common stock through payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period.  As of September 30, 2006, 931,000 shares of common stock were available for issuance under the 2005 ESPP Plan. During the nine months ended September 30, 2006, 41,000 shares of common stock were issued under this plan.

     We also have an Adjustment Plan, which includes options granted in connection with the dividend distribution occurring on April 6, 1998. As part of this distribution, existing ATL Ultrasound, Inc. ("ATL") option holders received one of our options for every six ATL options held. There was no change to the intrinsic value of the option grant, ratio of exercise price to market value, vesting provisions or option period as a result of the distribution. As of September 30, 2006, 7,000 shares of common stock were authorized primarily for issuance upon exercise of stock options at prices equal to the fair market value of our common shares at the date of grant.

Summary of stock option activity

     The following table presents summary stock option activity for the nine months ended September 30, 2006 (shares presented in thousands):

	Nine Months Ended September 30, 2006

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Outstanding, beginning of period	1,830	$18.95
Granted	437	$39.95
Exercised	(458)	$17.16
Forfeited	(103)	$29.60
Expired	(12)	$18.31

Outstanding, end of period	1,694	$24.21	5.74	$12,155

Exercisable, end of period	1,205	$19.75	5.32	$11,358

     The aggregate intrinsic value in the table above is based on our closing stock price of $28.40 as of September 30, 2006, which would have been received by the optionees, excluding applicable income taxes, had all options been exercised on that date. As of September 30, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was $6.3 million, which is expected to be recognized over a weighted average period of approximately 1.9 years. During the three and nine months ended September 30, 2006, the total intrinsic value of stock options exercised was $0.2 million and $10.4 million.

     The Company issues new shares of common stock upon exercise of stock options.

     The following is a summary of stock options outstanding as of September 30, 2006 (shares presented in thousands):

			Options outstanding			Options exercisable

Range of exercise prices			Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price

$6.35	--	$15.24	337	3.58	$11.25	326	$11.24
$15.47	--	$18.51	359	5.52	$16.65	334	$16.70
$18.60	--	$27.00	364	7.10	$22.50	311	$22.46
$28.19	--	$38.97	338	6.05	$32.68	184	$30.19
$40.58			296	6.41	$40.58	50	$40.58

			1,694	5.74	$24.21	1,205	$19.75

Restricted stock units

     We have granted RSU awards to employees under the 1998 Plan and the 2005 Plan.  Generally, the vesting period for our RSU awards is three years from the date of grant.  As of September 30, 2006, total unrecognized stock-based compensation expense related to nonvested RSU awards was $10.7 million, which is expected to be recognized over a weighted average period of approximately 2.5 years. During the three and nine months ended September 30, 2006, we recorded stock-based compensation expense related to these RSU awards of $1.0 million and $2.1 million, including $0.1 million of cumulative catch up adjustment that reduced the expense for the effect of forfeitures.

     The following table presents summary RSU award activity for the nine months ended September 30, 2006 (shares presented in thousands):

	Nine Months Ended September 30, 2006

	Shares	Weighted average grant date fair value

Non-vested, beginning of period	93	$33.05
Granted	365	$36.83
Vested	--	$--
Forfeited	(35)	$37.70

Non-vested, end of period	423	$35.93

     The total fair value of RSU awards vested during the nine months ended September 30, 2006 was zero.

Net income per share

     Basic net income per share is based on the weighted average of all common shares issued and outstanding, and is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares used in the basic net income per share calculation plus the number of common shares that would be issued assuming exercise of all potentially dilutive common shares outstanding using the treasury stock method.

     The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2006	2005	2006	2005

Net income	$475	$1,446	$1,406	$119

Weighted average common shares outstanding used
in computing basic net income per share	16,366	15,630	16,229	15,461
Effect of dilutive stock options and restricted stock units	537	655	628	639

Weighted average common shares outstanding used in
computing diluted net income per share	16,903	16,285	16,857	16,100

Net income per share:
Basic	$0.03	$0.09	$0.09	$0.01
Diluted	$0.03	$0.09	$0.08	$0.01

     We exclude equity instruments from the calculation of diluted weighted average shares outstanding if the effect of including such instruments is anti-dilutive to net income per share. Accordingly, certain equity instruments totaling 617,000 and 322,000 shares for the three and nine months ended September 30, 2006 and 10,000 and 148,000 shares for the three and nine months ended September 30, 2005 have been excluded from the calculation of diluted weighted average shares.

Accumulated other comprehensive income

     Unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments are included in accumulated other comprehensive income (loss).

     The following presents the components of comprehensive income (loss), net of tax, (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2006	2005	2006	2005

Net income	$475	$1,446	$1,406	$119
Other comprehensive income (loss):
Foreign currency translation adjustment	(17)	(44)	235	(381)
Unrealized holding gains (losses) arising during
the period	208	(92)	180	(71)
Less reclassification adjustment for losses
included in net income	9	3	6	13

Comprehensive income (loss)	$675	$1,313	$1,827	$(320)

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

     The plaintiff has filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C.  Both parties have filed their appellate briefs and oral argument will take place on December 5, 2006.  We expect that a decision by the appellate court would not issue until mid-to-late 2007.  Our motions to declare the case "exceptional," and to recover our attorneys' fees and costs are pending in the district court.  We believe that the appellate court will uphold the district court's decision.  If we are not successful in the appeal, and the case is reversed and remanded to the district court for a jury trial, and we are not successful in defending these claims in a jury trial, we could be forced to pay damages related to past product sales, modify or discontinue selling our products or may enter into royalty or licensing agreements for future product sales, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represent the majority of our revenue.

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

Segment reporting

     We currently have one reporting segment. We market our products in the United States and internationally through our direct sales force and our indirect distribution channels. Our chief operating decision maker evaluates resource allocation decisions and our performance based upon revenue recorded in geographic regions and does not receive financial information about expense allocation on a disaggregated basis. Geographic regions are determined by the shipping destination. Revenue by geographic location for the three months and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2006	2005	2006	2005

United States	$23,406	$20,390	$61,781	$53,282
Europe, Africa and the Middle East	9,286	7,672	32,799	28,972
Japan	3,003	3,103	8,769	9,369
Canada, South and Latin America	2,536	1,754	8,360	7,233
Asia Pacific	2,115	1,890	5,021	3,433

Total revenue	$40,346	$34,809	$116,730	$102,289

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

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the dual method guidance in SAB 108. We are currently evaluating the impact of adopting SAB 108 on our financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the provisions of SFAS 157 to determine the impact on our consolidated financial statements.

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

     Stock-Based Compensation. On January 1, 2006, we adopted FAS 123R, which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including restricted stock units, stock options and employee stock purchases under a stock purchase plan based on estimated fair values. Under FAS 123R, we use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, our expected stock price volatility over the expected life of the award and actual and projected exercise and forfeiture behaviors. Although the fair value of stock-based awards is determined in accordance with FAS 123R, the Black-Scholes option pricing model requires the input of various subjective assumptions, and other reasonable assumptions could provide differing results.

Results of Operations

Revenue

     Revenue increased to $40.3 million for the three months ended September 30, 2006 from $34.8 million for the three months ended September 30, 2005.  Revenue increased to $116.7 million for the nine months ended September 30, 2006 from $102.3 million for the nine months ended September 30, 2005. The increase in 2006 compared to 2005 was due to increased direct sales offset by decreased U.S. enterprise sales and lower sales in some of our international markets.  Sales of the MicroMaxx system, which has a higher average selling price than previous systems and began shipping in June 2005, accounted for 53.4% of total system revenues during the three months ended September 30, 2006.

United States

     U.S. revenue increased to $23.4 million for the three months ended September 30, 2006 from $20.4 million for the three months ended September 30, 2005.  U.S. revenue increased to $61.8 million for the nine months ended September 30, 2006 from $53.3 million for the nine months ended September 30, 2005.  U.S. revenue was lower than expected due to the integration of our sales channel partner addressing the physician office market and the redeployment of our core direct sales to the hospital point-of-care markets. The increase in the third quarter 2006 compared to 2005 was primarily attributable to increased direct sales.  The increase during the nine months of 2006 compared to 2005 was due to increased direct sales offset by a decrease in U.S. government and enterprise sales. Revenues to U.S. government declined in comparison to the prior year due to large project orders included in the first quarter of 2005.

International

     Revenue from Europe, Africa, India and the Middle East increased to $9.3 million for the three months ended September 30, 2006 from $7.7 million for the three months ended September 30, 2005, primarily due to an increase in revenue from Europe offset by decreases in sales to our distributors in Italy, Middle East and Africa.  Revenue from Europe, Africa, India and the Middle East increased to $32.8 million for the nine months ended September 30, 2006 from $29.0 million for the nine months ended September 30, 2005. The increases were primarily due to increased sales in Europe, offset by decreases in Italy.     Revenue from Canada, South and Latin America and Asia Pacific (excluding Japan) increased to $4.7 million for the three months ended September 30, 2006 from $3.6 million for the three months ended September 30, 2005. Revenue from Canada, South and Latin America and Asia Pacific (excluding Japan) increased to $13.4 million for the nine months ended September 30, 2006 from $10.7 million for the nine months ended September 30, 2005. The increase during the three and nine months of 2006 compared to 2005 was primarily due to increased sales in Canada, Australia and Latin America.

     Revenue from Japan decreased to $3.0 million for the three months ended September 30, 2006 from $3.1 million for the three months ended September 30, 2005.  Revenue from Japan decreased to $8.8 million for the nine months ended September 30, 2006 from $9.4 million for the nine months ended September 30, 2005.  The decrease was primarily due to reduced TITAN system sales to a distributor as we introduced the MicroMaxx system into our distribution network. During the second quarter we began distribution to our new partner, Fukuda Denshi, for distribution of certain of our products into office physician markets and hospital point of care markets.

    We anticipate that overall revenue will increase in 2006 compared to 2005 due to continued expansion of our direct selling efforts in the U.S., Europe, Canada and Australia, as well as our international distributors in Europe, Middle East, and India, the expansion of our sales operations in China, improvement in the sales operations in Germany, introduction of new product features, and the overall expansion of market awareness and acceptance of our products. In the U.S. we recently launched an alternate sales channel focused on the physician office market. However, the expansion of our sales operations in China, India, Japan and into the U.S. office market may not be as successful as anticipated and may take longer than expected.  We may encounter regulatory and other issues in selling our products in these markets. Our revenue may also be impacted by fluctuations in foreign exchange rates in the countries in which we sell our products in currencies other than the USD. Increased competition may also impact the extent of the increase in our anticipated growth in revenue. We currently face competition from larger companies, such as General Electric Healthcare, that manufacture cart-based and portable ultrasound systems and have greater financial and other resources. Some of these competitors have introduced HCU products, including GE Healthcare.

Gross margin

     Gross margin was 71.0% for the three months ended September 30, 2006 and 70.4% for the three months ended September 30, 2005. Gross margin was 71.3% for the nine months ended September 30, 2006 and 69.9% for the nine months ended September 30, 2005. The gross margin increased over the prior year quarter and prior year-to-date as a result of increased sales of MicroMaxx systems which generate a higher margin than our earlier generation products and manufacturing efficiencies due to higher volume and lower costs for MicroMaxx components.

     We expect our gross margin percentage in 2006 to increase slightly from 2005 due to increased average selling prices, which result from changes in product mix, and due to increased manufacturing efficiencies. Nevertheless, increased competition from existing and new competitors in the portable ultrasound system market could result in lower average realized prices and could lower our gross margin. Our gross margin can be expected to fluctuate in future periods based on the mix of business between direct, government and distributor sales and our product and accessories sales mixes. Changes in our cost of inventory also may impact our gross margin. Adjustments to reduce carrying costs are recorded for obsolete material, earlier generation products and used or refurbished products held either as saleable inventory or as demonstration product. If market conditions change or the introduction of new products by us impacts the market for our previously released products, we may be required to write down the carrying value of our inventory, resulting in a negative impact on gross margins. Additionally, we rely on our sales forecasts by product to determine production volume. To the extent our sales forecasts or product mix estimates are inaccurate, we may produce excess inventory or experience inventory shortages, which may result in an increase in our costs of revenue, a decrease in our gross margin or lost sales. Our gross margin may also be impacted by fluctuations in foreign exchange rates in the countries in which we sell our products in currencies other than the USD.

Operating expenses

     Research and development expenses were $5.4 million for the three months ended September 30, 2006, compared to $3.8 million for the three months ended September 30, 2005.  Research and development expenses were $14.1 million for the nine months ended September 30, 2006, compared to $11.0 million for the nine months ended September 30, 2005.  The increase was primarily due to increased stock-based compensation expenses recorded following the adoption of SFAS 123R on January 1, 2006 of $0.5 million and $1.3 million for the three and nine months ended September 30, 2006 and increased headcount to support further development of our ASIC technology and the MicroMaxx system.

     We anticipate that research and development expenses will increase in 2006 compared to 2005 due to stock-based compensation, development related to our next generation of hand-carried technology and further development related to the MicroMaxx system. Also, we may incur higher than anticipated research and development costs in order to accelerate existing programs.

     Sales and marketing expenses were $20.0 million for the three months ended September 30, 2006, compared to $15.5 million for the three months ended September 30, 2005.  Sales and marketing expenses were $58.9 million for the nine months ended September 30, 2006, compared to $50.3 million for the nine months ended September 30, 2005.  The increase was attributable to increased stock-based compensation of $0.7 million and $2.2 million for the three and nine months ended September 30, 2006, increased emphasis on education, and expansion of our U.S. sales force and international operations offset by the reduction in costs associated with the launch of MicroMaxx in 2005.

     We anticipate that sales and marketing expenses will increase in 2006 compared to 2005 primarily due to stock-based compensation, marketing expenses for education and brand awareness, increased compensation for commissions related to the anticipated increase in revenue, and continued expansion of direct sales operations in Japan, Canada, Australia and in our European subsidiaries. Additionally, we may incur significant expenses in the expansion of our operations in China and India.

     General and administrative expenses were $3.9 million for the three months ended September 30, 2006, compared to $3.2 million for the three months ended September 30, 2005. General and administrative expenses were $11.3 million for the nine months ended September 30, 2006, compared to $9.7 million for the nine months ended September 30, 2005.  The increase was attributable to increased stock-based compensation of $1.0 million and $2.4 million for the three and nine months ended September 30, 2006 and increased headcount to support business growth, offset by a reduction in legal expenses.

     We anticipate that general and administrative expenses, other than stock-based compensation, will not increase in 2006 compared to 2005 due to decreased legal expenses.

Other income (expense)

     Total other income (expense) was $1.1 million for the three months ended September 30, 2006 compared to $0.5 million for the three months ended September 30, 2005. Total other income (expense) was $2.9 million for the nine months ended September 30, 2006 compared to $0.4 million for the nine months ended September 30, 2005. The increase was due to an increase in interest income, which was caused by higher cash balances and higher average interest rates, and a reduction in the foreign currency transaction loss from 2005.

Income tax expense

     Income tax expense was $0.1 million for the three months ended September 30, 2006, compared to $1.1 million for the three months ended September 30, 2005.  Income tax expense was $0.5 million for the nine months ended September 30, 2006, compared to $0.8 million for the nine months ended September 30, 2005.  The decrease in our consolidated effective tax rate for the nine months ended September 30, 2006, as compared to 2005, results from income tax deductions related to employee dispositions of stock purchased through our employee stock purchase plan prior to the minimum holding period required under the Internal Revenue Code and the transitioning of our foreign subsidiaries to profitability. We anticipate that our annual consolidated effective tax rate will be 31%, excluding income tax deductions related to dispositions of stock purchased through the employee stock purchase plan and any impact of a reduction to our valuation allowance for foreign deferred tax assets based on an evaluation of the weight of all positive and negative evidence.

Liquidity and Capital Resources

     Our cash and cash equivalents balance was $38.0 million as of September 30, 2006, compared to $26.8 million as of December 31, 2005. Cash and cash equivalents were primarily invested in money market accounts. Our short-term and long-term investment securities totaled $48.0 million as of September 30, 2006, compared to $44.0 million as of December 31, 2005. Our short-term investments increased to $40.7 million as of September 30, 2006 from $25.4 million as of December 31, 2005 due to the ability to achieve returns on short-term investments that are comparable with returns on long-term investment and at the same time provide greater investment flexibility. Investment securities consist of high-grade U.S. government or corporate debt and high-grade asset-backed securities. We have the ability to hold our securities until maturity, however, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies.

     Operating activities provided cash of $8.5 million for the nine months ended September 30, 2006, compared to cash used of $5.5 million for the nine months ended September 30, 2005. Net income for the nine months ended September 30, 2006 was adjusted by non-cash stock-based compensation expense of $5.7 million, depreciation and amortization of $2.5 million and deferred income taxes of $0.5 million. Changes in operating assets used $2.9 million and changes in operating liabilities provided $3.4 million. Additionally, as of September 30, 2006, inventory had increased by $4.0 million from December 31, 2006 to support higher planned sales levels for the seasonally strong fourth quarter and an increase in demo inventory to support our education initiatives and international expansion. Also, as of September 30, 2006, our days sales outstanding ("DSO") increased by nine days with DSOs for U.S. based receivables decreasing and DSOs for international based receivables increasing due to longer payment cycles of international sales. SFAS 123R requires the non-cash benefits for tax deductions in excess of compensation expense calculated based on the fair value of the award to be reported as a financing cash flow and thus adjusted out of operating cash flows. Accordingly, cash from operating activities for the nine months ended September 30, 2006 was reduced by $2.0 million.

     We anticipate that cash provided by operations will increase in 2006 compared to a use of cash in 2005 primarily due to anticipated continued profitable operations.  This increase will depend on our ability to successfully sell our products, collect our receivables, control our inventories and manage our expenses.  Our cash flow from operations will also be impacted by excess income tax benefits from the exercise of stock options, however, the amounts and timing of option exercising cannot be predicted.

     Investing activities used cash of $7.6 million for the nine months ended September 30, 2006, compared to cash provided of $1.0 million for the nine months ended September 30, 2005. The cash used in 2006 was primarily due to net purchases of investment securities of $3.7 million compared to net proceeds of $3.5 million in 2005.

     Financing activities provided cash of $10.9 million for the nine months ended September 30, 2006, compared to $7.5 million for the nine months ended September 30, 2005.  Cash provided by financing activities was due to proceeds from the exercise of stock options and employee stock purchase plan totaling $8.9 million in 2006 compared to $7.5 million in 2005. Additionally, SFAS 123R requires the non-cash benefits of $2.0 million for tax deductions in excess of recognized compensation expense, calculated based on the fair value of the award, to be reported as a source of cash from financing activities.

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

     The plaintiff has filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C.  Both parties have filed their appellate briefs and oral argument will take place on December 5, 2006. We expect that a decision by the appellate court would not issue until mid-to-late 2007.  Our motions to declare the case "exceptional," and to recover our attorneys' fees and costs are pending in the district court.  We believe that the appellate court will uphold the district court's decision.  If we are not successful in the appeal, and the case is reversed and remanded to the district court for a jury trial, and we are not successful in defending these claims in a jury trial, we could be forced to pay damages related to past product sales, modify or discontinue selling our products or may enter into royalty or licensing agreements for future product sales, which may not be available on terms acceptable to us, if at all, and which could adversely affect our financial condition, results of operations and cash flow. Sales of the allegedly infringing products represent the majority of our revenue.

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

     In addition, the expansion of sales channels in the U.S. and overseas may cause short-term disruptions.  In May 2006, we commenced integration of a channel partner to provide expanded sales capacity for the U.S. physician office market. During the third quarter of 2006, revenue in the U.S. was lower than expected due to this ongoing sales force transition, as we integrated 18 new sales representatives for the office market and re-deployed our core sales team into the hospital market.  We anticipate this channel partner will be fully deployed in the fourth quarter of 2006. In addition, our sales force experienced some turnover.  As a result, some sales territories with new sales representatives experienced a decrease in revenue in Q3.  Despite our introduction of this channel partner, and our recruitment and training of highly skilled sales personnel, we may not be able generate an increase in revenues from the office market and we may experience a decrease in revenues in the short term due to disruptions to our direct sales force.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

     We are exposed to market risk relating to changes in interest rates, which could adversely affect the value of our investments in marketable securities.

     As of September 30, 2006, our portfolio consisted of $40.7 million of interest-bearing debt securities with maturities of less than one year and $7.4 million of interest-bearing debt securities with maturities of more than one year. We have the ability to hold these securities until maturity, however, we have classified them as available-for-sale in the event of unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for 2006 from a hypothetical 10% increase in market interest rates would not have a material impact on the investment portfolio.

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

     As of September 30, 2006, 56% of our outstanding accounts receivable balance was from international customers, of which 58%, or $13.7 million, was denominated in a currency other than USDs.  Total sales for the three months ended September 30, 2006 denominated in a currency other than USDs were $11.1 million, or 27.4% of total consolidated revenues. Total sales for the nine months ended September 30, 2006 denominated in a currency other than USDs were $33.2 million, or 28.4% of total consolidated revenues.  The British pound, the euro and the Japanese yen represented the majority of financial transactions executed in a currency not denominated in USDs. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk.  In addition, we utilize letters of credit where they are warranted in order to mitigate our collection risk.

     We periodically enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. As of September 30, 2006, we had $26.9 million in notional amount of foreign currency forward contracts.  These contracts expire on December 29, 2006 and serve as hedges of a substantial portion of our intercompany balances denominated in a currency other than the USD, but are not designated as hedges for accounting purposes.  These foreign currencies primarily include the British pound, the euro and the Japanese yen. A sensitivity analysis of a change in the fair value of these contracts indicates that if the USD weakened by 10% against the applicable foreign currency, the fair value of these contracts would decrease by $2.7 million. Conversely, if the USD strengthened by 10% against the applicable foreign currency, the fair value of these contracts would increase by $2.7 million. Any gains and losses on the fair value of these contracts would be largely mitigated by offsetting losses and gains on the underlying transactions. These offsetting gains and losses are not reflected in the sensitivity analysis above. The fair value loss of these contracts as of September 30, 2006 was $0.1 million. Changes in fair value of our derivative instruments are recorded in our consolidated statements of operations.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

     As of September 30, 2006, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act), and they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal control over financial reporting

     We continue to review, revise and improve the effectiveness of our internal controls.  We have made no changes in the Company's internal controls over financial reporting during the third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

     A complete description of our legal proceedings in contained in Item 1. "Legal Proceedings" section of our Form 10-Q for the period ended March 31, 2006.

Item 5. Other Information

     At its October 24, 2006 meeting, the Compensation Committee of the Board of Directors approved the purchase by the company of new life and disability insurance policies to provide individual coverage for the company's senior executives, including its Named Executive Officers. These benefits are expected to come into effect for each covered individual after January 1, 2007.

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

SONOSITE, INC. (Registrant)

Dated:	November 03, 2006	By:	/s/ MICHAEL J. SCHUH

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