Form 10-K
period 2006-12-31
SONOSITE INC
filed 2007-03-15
CIK 1055355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

 [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________ .

Commission file no. 0-23791
__________

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

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sale price of the registrant’s Common Stock on June 30, 2006 as reported on the Nasdaq National Market, was $631,068,522.

     As of February 26, 2007, there were 16,481,891 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in 2007, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SONOSITE, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

Trademarks

     SonoSite®, the stylized SonoSite logo, iLook®, SonoHeart®, TITAN®, SonoCalc® and MicroMaxx® are all registered trademarks of SonoSite, Inc. 180PLUS™, OnSite™ and Imaging Physical™ are trademarks of SonoSite, Inc. All other brand names, trademarks or service marks referred to in this report are the property of their owners.

PART I

     Our disclosure and analysis in this report and in our 2006 Annual Report to shareholders, of which this report is a part, contain forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

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

ITEM 1. BUSINESS

Overview

     We are the world leader in hand-carried ultrasound (“HCU”). We specialize in the development of HCU systems for use in a variety of medical specialties in a range of clinical settings. Our proprietary technologies have enabled us to design hand-carried diagnostic ultrasound systems that combine high resolution, all-digital, broadband imaging with advanced features and capabilities typically found on cart-based ultrasound systems. We believe that the performance, size, durability, ease of use and cost-effectiveness of our products are expanding existing ultrasound markets, and are opening new markets by bringing ultrasound out of the imaging lab to the point-of-care such as the patient’s bedside or the physician’s examining table for diagnosis and procedural guidance.

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

     We design our products for applications where ultrasound has not typically been used such as emergency medicine, surgery, critical care, internal medicine and vascular access procedures as well as for imaging in traditional applications, such as radiology, cardiology, vascular medicine and obstetrics and gynecology (“OB/ Gyn”). In addition, the U.S. military has successfully deployed our systems in traditional hospital settings, field hospitals and forward surgical teams in war zones and areas of conflict. We began shipping our first products in September 1999 and today have an installed base of thousands of systems worldwide.

     We introduced our newest product, the MicroMaxx® system (“MicroMaxx system”) in April 2005. This system is our third generation product and is based on our proprietary Application Specific Integrated Circuit (“ASIC”) technology for high-resolution ultrasound imaging and offers image resolution comparable to costly, conventional cart-based ultrasound systems weighing over 200 pounds. Our first shipments of the MicroMaxx system began in June 2005 and it accounted for the majority of our revenue in 2006. The system addresses both traditional and emerging ultrasound markets and includes a standard five-year warranty on the system and most of the transducers, a first in the ultrasound industry.

     Our first generation of products includes the 180™ and iLook® series. The SonoSite 180PLUS™ system was designed for general ultrasound imaging and the SonoHeart® ELITE is specifically configured for cardiovascular applications. The iLook 25 imaging tool is designed to provide visual guidance for physicians and nurses while performing vascular access procedures and the iLook 15 imaging tool is designed to provide imaging of the chest and abdomen. Our second generation product, the TITAN® system, began shipping in June 2003. This high performance system addresses both traditional and emerging ultrasound markets.

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

     Standard ultrasound imaging produces a two-dimensional image, known as grayscale or 2D imaging, that physicians use to diagnose, stage and monitor disease states and conditions. Color Doppler technology expands standard ultrasound imaging by generating a colorized image showing the presence and direction of blood flow. Through the use of software algorithms in the ultrasound system, clinicians can provide a quantitative assessment of anatomical structures and physiological functions such as blood flow velocity and cardiac ejection fraction.

Our Markets

     According to estimates by Klein Biomedical Consultants, Inc. (“Klein”), the worldwide ultrasound market in 2006 was $3.9 billion (excluding upgrades and service). Radiology or general imaging is the largest clinical segment and accounts for 36% of this market. Cardiology and OB/Gyn account for 25% and 23%, respectively. Vascular medicine and other applications account for the remaining 16%. The U.S. market represents 31% of the worldwide market. An important clinical segment within the international market is the shared services market, which is comprised of systems configured to perform both radiology and cardiology examinations. Based on industry analyst reports, we estimate that this market accounts for 20% of the international market, or $540 million.

     In 2003 industry analysts began to separately track the market for HCU. HCU products are defined as laptop-sized systems weighing 12 pounds or less. Worldwide sales of HCU products have grown from $10 million in 1999, when SonoSite began shipping the first HCU products, to estimated sales of $397 million in 2006 with sales approximately evenly divided between U.S. and international markets, according to Klein. Some of the market growth in HCU has and will come at the expense of cart-based systems. Our market focus, and we believe the greatest growth opportunities, will come from new point-of-care clinical applications and new users of ultrasound due to high performance, mobility, durability, ease-of-use and other attributes of our HCU products.

     Our markets can be classified by location and clinical application. From a location perspective, we see our growth continuing to come from further penetration into the hospital market, the major source of our revenue today. Additionally, we see strong future growth opportunities from sales into the clinic or private office, as well as into alternate care sites. On a clinical application basis, within the hospital, we see accelerating growth in “non-traditional” or point-of-care ultrasound markets such as acute and critical care. In the clinic or private practice office setting, we believe that slower growth in the more competitive markets, such as radiology, cardiology and OB/Gyn, will be balanced by accelerating growth trends and interest in outpatient surgical settings and the preventive cardiovascular practice. We consider the use of HCU in the military and disaster settings as promising opportunities, as well as expanded use in mobile screening services and other non-clinical sites.

Our Strategy

     Our goal is to lead in the design, development and commercialization of high-performance, innovative ultrasound technology and HCU systems. We plan to increase our share in markets that we currently serve and also seek growth by entering new markets with significant opportunities. Our strategy to achieve our objectives consists of the following key elements:

     •  Continue to lead the HCU market by building upon and expanding product and technology leadership. We believe our products represent the most advanced technology available in HCU systems. We are committed to continuing to expand this technological advantage by further enhancing our existing products and creating new ones. As of December 31, 2006, we employed approximately 90 people in research and development. Since our inception in 1998, we have introduced three generations of our hand-carried ASIC technology, which have improved performance and expanded clinical capabilities of our systems. The MicroMaxx system, based on our third generation ASIC technology, provides a scalable technology platform that will enable us to customize future products for specific clinical applications that vary by size, cost and performance.

     •  Maximize the productivity of our direct sales force. As of December 31, 2006, we employed over 100 direct sales representatives in the U.S., the United Kingdom, France, Germany, Spain, Japan, Australia and Canada. To further enhance the productivity of our direct sales force, we will continue to:

  invest in training and educating our sales force;
  maximize sales to our installed base;
  provide education to increase market awareness and generate new customer leads; and
  expand our corporate account relationships.

     •  Broaden our sales distribution channels; enter into strategic relationships. We believe that other markets offer opportunity for growth, but will require enhancements to our sales distribution channels. For example, we established an alliance with Market Bridge, a sales channel partner, to address the physician office market and we established strategic alliances with Boston Scientific Corporation and Nippon Sherwood Medical Industries Ltd. for distribution of our iLook product in the U.S. and Japan, respectively. We intend to enter into new third party distributor arrangements and explore strategic relationships to develop markets within ultrasound or with ultrasound-dependent technologies. We believe that strategic relationships can accelerate market penetration to customers not served by our direct sales force.

      •  Drive our technology across the clinical spectrum. We believe that the performance, mobility, durability and cost effectiveness of our products are resulting in the creation of new clinical markets for us. We are expanding the use of ultrasound beyond the imaging center to the patient point-of-care, such as the emergency room, the physician’s office and other non-traditional ultrasound settings. With the addition of our SonoCalc® IMT software, which allows physicians to measure the wall thickness (known as the “IMT”) of the carotid artery, we have taken initial steps to enter the market for cardiovascular disease management. We believe that new markets like these will offer us significant potential for additional growth.

Our Products

     We offer four types of HCU systems: the MicroMaxx system, TITAN system, 180 series (180PLUS and SonoHeart ELITE) and the iLook series (iLook 15 and 25). All SonoSite ultrasound systems consist of a digital beamformer, broadband imaging, an integrated color display, a control panel, an alphanumeric keyboard and multiple caliper measurement tools. With the exception of the iLook platform (which supports color power Doppler only), each of the systems provides 2/D velocity color Doppler, color power Doppler, M-mode, pulse wave and continuous wave Doppler imaging. All systems (except for the iLook 25) provide Tissue Harmonic Imaging capabilities, which use high frequency imaging to optimize gray scale differentiation and optimize overall image quality. All systems (except for iLook) support basic ECG (electrocardiogram) synchronization to image gathering, essential for understanding cardiac cycle and anatomical variations. Image storage, image documentation to video printer or video recorder and direct personal computer connectivity is available on all SonoSite platforms. All systems are capable of operating on battery power when needed and are designed for the rigors of mobile use. We sell 15 different transducers to use with our systems to address a broad range of clinical applications.

     In addition to the above, the MicroMaxx and TITAN systems support dual screen imaging for vascular and small parts imaging. These systems can be used for stationary applications in a Mobile Docking Station (“MDS”), which supports connectivity to hospital information systems, multiple transducer connections and on-board documentation devices. Both are easily removed from the docking station to be hand-carried to the point-of-care. Unlike recently introduced convertible ultrasound products, the MDS does not contain any system electronics; the TITAN and MicroMaxx systems are fully functional in all portable exam environments, whether or not connected to the docking station.

     The following is a summary of our ultrasound product platforms:

     MicroMaxx System. The MicroMaxx system, first shipped in June 2005, weighs 7.7 pounds (with battery) and is a high performance, hand-carried ultrasound system. It has 13 transducers and can be configured for use in anesthesia, cardiology, critical and acute care, emergency medicine, OB/Gyn, preventive cardiology, radiology, surgery and vascular applications. A 5-year warranty comes standard on the system and most of the transducers. The MicroMaxx system may be upgraded to new software features through a standard flashcard or interchangeable hardware.

     SonoSite TITAN. The TITAN system, first shipped in June 2003, weighs 7.5 pounds. Like the MicroMaxx system, the TITAN system features a larger display screen than the 180 or iLook products and has removable memory flashcards for enhanced image or study storage. The TITAN system may be upgraded to new software features through a standard flashcard or interchangeable hardware.

     SonoSite 180 Series (includes SonoSite 180PLUS and SonoHeart Elite). The SonoSite 180PLUS system weighs 5.4 pounds and is a point-of-care ultrasound system for general diagnostic and procedural assistance imaging. It was our initial product that created the hand-carried ultrasound category. The SonoHeart ELITE system is a point-of-care ultrasound system with expanded measurement tools and clinical analysis packages intended for use by cardiologists and other healthcare providers in the cardiology or bedside assessment market. The SonoHeart ELITE has all the product features of the SonoSite 180PLUS.

     iLook Series. The iLook series consists of the iLook 15 and 25, each weighing approximately 3 pounds. The iLook 15 tool, with its fixed curved array transducer, provides imaging for focused abdominal and cardiac applications. The iLook 25 tool, with its fixed linear transducer, enables the clinician to visualize a patient’s vessels to aid in vascular access applications.

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

  Specialized training and education. We develop education programs independently and in partnership with numerous medical societies and other recognized experts in ultrasound education to provide courses for our customers through the SonoSite Institute for Training and Education. We also pioneered a unique online education site, which has been developed for the benefit of existing customers in the traditional and emerging markets that are new to the routine use of ultrasound. As we develop new and emerging markets, we plan to continue to support the development of accredited and market-specific training materials, and expand the use of workshops in conjunction with recognized leaders in ultrasound.

Sales and Marketing

     We currently sell our products through sales channels comprised of direct sales representatives, clinical application specialists and their managers, independent third-party distributors managed by distribution managers, and strategic alliances. In May 2006, we commenced integration of Market Bridge, a new channel partner, to expand our sales in the U.S. physician office market. As of December 31, 2006, we employed over 100 direct sales representatives in the U.S. and in our wholly-owned subsidiaries located in the United Kingdom, Germany, France, Spain, Japan, Australia and Canada. In addition to our direct sales, we sell products in over 90 countries through a network of independent third-party distributors. In addition, we employ regional distribution managers responsible for Middle East and Africa, Europe, Latin America, China, India and Asia.

     In the U.S., we have complemented our direct sales efforts by entering into group purchasing agreements with major healthcare group purchasing organizations (“GPO”). Currently, we have GPO supply agreements with various groups including Amerinet, Inc., Premier, Inc., Novation LLC, MedAssets HSCA, Inc., Consorta, Inc., and Broadlane, Inc. (includes Kaiser Permanente, Tenet Healthcare and others). We also have two supply agreements with the U.S. government, specifically with the Defense Supply Center of Philadelphia and the General Services Administration. In the United Kingdom, we have a supply agreement with the Purchasing and Supply Agency of the National Health Service, which contracts on a national basis for the purchase of products and services.

     We derived 52% of our revenue from domestic sales in 2006 compared to 54% in 2005 and 53% in 2004. We attribute revenue to a foreign country based on the location to which we ship our products. However, products sold to the U.S. government but deployed in a foreign country are attributed to domestic revenue. Our quarterly revenue is affected by seasonality from year to year with the fourth quarter having the highest revenue, and first quarter being typically the lowest. Quarterly revenue patterns may be affected somewhat by large government orders or shipment of product inventory to new distributors. We currently have one reporting segment. For information regarding revenues and long-lived assets by geography, refer to Note 13 of our consolidated financial statements.

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

     We are committed to developing and protecting our intellectual property and, where appropriate, file patent applications to protect our technology. We hold 21 U.S. patents relating to various aspects of our products, including digital beamformers, beamforming capabilities, digital conversion circuitry, transceiver circuitry, designs and circuit integration. We hold 23 foreign patents relating to our products, and we currently have 34 patent applications pending in the U.S. and 49 pending registrations abroad.

     We license ultrasound technology from ATL under a Technology Transfer and License Agreement executed at the time of our spin-off as a public company in 1998. Under that agreement, we took ownership of certain ultrasound technology developed as part of a government grant and also patent rights, which had been established or were being pursued for that technology. As part of this agreement, we also entered into a cross-license whereby we had the exclusive right to use certain ATL technology existing on April 6, 1998 or developed by ATL during the three-year period following April 6, 1998 in ultrasound systems weighing 15 pounds or less, and ATL had the exclusive right to use our technology existing on April 6, 1998 or developed by us during the same three-year period in ultrasound systems weighing more than 15 pounds. On April 6, 2003, this cross-license became nonexclusive and, except for the patented technology and copyrighted software of each party, now extends to all ultrasound systems regardless of weight.

     We hold a number of registered and unregistered trademarks, service names and domain names that are used in our business in the U.S. and overseas. Generally, federally registered trademarks offer protection for renewable terms of 10 years so long as the mark continues to be used in commerce.

     In December 2006, a favorable judgment from a Federal U.S. District Court in Texas was affirmed at the appellate level in a patent infringement suit that had been pending against us since 2001. Following is a chronology of this lawsuit. On July 24, 2001, Neutrino Development Corporation (“Neutrino”) filed a complaint against us in U.S. District Court, Southern District of Texas, Houston Division, alleging infringement of U.S. Patent 6,221,021, or the ‘021 patent, by SonoSite as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180PLUS, SonoHeart and SonoHeart Plus devices (the “Original Products”). Subsequently, the SonoHeart ELITE, iLook, TITAN and MicroMaxx systems were also added to the lawsuit (the “New Products”). The complaint asserted claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorney’s fees and costs, and pre- and post-judgment interest. On September 30, 2004, the Texas court ruled that SonoSite’s products infringed the ‘021 patent claims as previously construed by the court.

     On March 21, 2006, the district court granted SonoSite’s motion for summary judgment of patent invalidity based on new matter. The district court found that Neutrino improperly amended the ‘021 patent in violation of the U.S. patent laws to include a description of a component being portable and sized to be handheld which was not disclosed in the original patent application. In a final judgment, the district court declared that the claims being asserted against SonoSite in the ‘021 patent are invalid for new matter, vacated and set aside its September 2004 ruling on infringement, and dismissed Neutrino’s claims and causes of action “with prejudice”.

     The plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. and oral argument on the appeal took place on December 5, 2006. On December 8, 2006, the Court of Appeals unanimously affirmed the Texas court’s summary judgment of invalidity in favor of SonoSite, and relied on the District Court’s opinion instead of writing a new one. On December 15, 2006, Neutrino filed a motion for a panel rehearing and a motion for a rehearing en banc. The Court of Appeals denied both motions on January 19, 2007. On January 24, 2007, Neutrino filed a notice with the Texas district court of its intent to file a Petition of Certiorari to the U.S. Supreme Court. We have not yet seen the petition. Our motions to declare the case “exceptional,” and to recover our attorneys’ fees and costs are pending in the Texas district court.

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

Research and Development and Technology

     We currently employ approximately 90 people in research and development. In 2006, 2005 and 2004, expenses attributable to research and development for our business totaled $20.2 million, $15.2 million and $12.6 million. We believe our products represent the most advanced technology in high-performance, HCU systems. We believe our technology gives us a competitive advantage, and we are committed to maintaining this advantage by continuing to enhance our existing products and create new ones.

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

     We are subject to regulations in each of the foreign countries in which we sell products. Currently, our products bear a CE Mark, which indicates that our products comply with the requirements of the applicable European Union Medical Device Directive. Medical devices properly bearing the CE marking may be commercially distributed throughout the European Union. We have received certification from the British Standards Institute (“BSI”) for conformity with certain quality system standards allowing us to place the CE mark on our product lines. The ISO quality system has been developed by the International Organization for Standardization to ensure that companies are aware of the standards of quality to which their products will be held worldwide. While no additional pre-market approvals in individual European Union countries are required prior to marketing a device bearing the CE marking, practical complications with respect to marketing introduction may occur. For example, differences among countries have arisen with regard to labeling requirements. We may not be successful in maintaining certification requirements necessary for distribution of our products in the European Union and failure to maintain the CE marking will preclude us from selling our products there.

     To ensure that manufacturers adhere to good manufacturing practices, medical device manufacturers are routinely subject to periodic inspections by the FDA and may be inspected by foreign regulatory agencies from countries in which we do business. In addition, the BSI performs periodic assessments of our manufacturing processes.

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

	Balance at			Balance at
	beginning of	Charged to	Applied to	end of
	year	cost of revenue	liability	year
Year ended December 31, 2006	$995	$2,397	$(1,074)	$2,318
Year ended December 31, 2005	$561	$1,049	$(615)	$995
Year ended December 31, 2004	$381	$709	$(529)	$561

Employees

     As of December 31, 2006, we had approximately 550 employees, of which approximately 17% were engaged in product research and development, 21% in manufacturing, 47% in sales and marketing activities and the remaining 15% in administrative capacities, including executive, finance, legal, human resources, regulatory and information services and technology. Of these, approximately 400 are U.S. employees. There has never been a work stoppage and no employees are covered by collective bargaining agreements. We believe our employee relations are good.

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

     We have eight wholly-owned subsidiaries located in the United Kingdom, France, Germany, Spain, Japan, Canada, Australia and China. Establishing, maintaining and expanding these operations will require us to:

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

If our new products and innovations do not gain market acceptance, we will fail to generate sufficient revenue to maintain and grow our business.

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
  legal costs;
  changes in distribution channels; and
  the ability of our sales force to effectively market and sell our products.

     Accordingly, our quarterly sales and operating results may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as indicators of future performance.

If we experience difficulties in manufacturing, we may fail to meet our 2007 revenue projections or we may incur greater than expected warranty expense.

     The final assembly and testing of our products is done at our Bothell, Washington facility incorporating components manufactured by various suppliers. If we encounter supplier, regulatory, engineering or technical difficulties in manufacturing, we may incur delays in delivery of these products to customers that could adversely affect our revenues for 2007 and beyond.

     We expect our warranty liability and expense to continue to increase significantly due to the five-year warranty offered with the MicroMaxx system. Should actual failure rates and repair or replacement costs differ from our estimates, additional warranty expense may be incurred and our results may be materially affected.

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

     Market acceptance of our products depends in part on the extent to which our customers receive reimbursement for the use of our products from third party payers such as Medicare, Medicaid and private health insurers (and equivalent third party payers in foreign countries). Presently, reimbursement policies for physician-performed diagnostic imaging services are fairly unrestricted in the U.S. The continuing efforts of governmental authorities, private health insurers and other third party payers to contain or reduce the costs of healthcare through various means could, however, result in more restricted payment policies for diagnostic imaging. As an example, a Medicare payment policy arising from the Deficit Reduction Act of 2005, effective January 1, 2007, caps payments to physician offices and freestanding imaging centers for the technical component of most imaging services. Although reimbursement amounts for most ultrasound procedures were not lowered by this payment policy, vascular ultrasound examinations and ultrasound guidance of needle procedures, such as biopsies, aspirations and injections are now being paid at a lower rate than they were previously. We have not yet seen any impact of these changes on demand for our products. We expect that, as providers become more aware of the reduced payments for those select services, demand will not diminish for our products in existing markets where clinical practice patterns are already well established. However, in markets in which the use of ultrasound is an emerging standard of care, the enactment of this provision has created short-term uncertainty, which may dampen demand for ultrasound equipment.

     Additionally, some private insurers have implemented imaging privileging programs as a means of controlling utilization of imaging services. For example, Highmark Blue Cross Blue Shield, a private insurer operating in Pennsylvania, requires that providers meet specific criteria in order to receive payment for imaging services provided to its subscribers. These criteria, in some instances, exclude some providers by virtue of their clinical specialty. Other criteria require providers to obtain specific credentials from third party accreditation organizations. As another example, United Healthcare recently announced that providers of echocardiography must be accredited by the American College of Radiology or the Intersocietal Accreditation Commission by March of 2008 in order to continue to receive payment for the provision of these services to their subscribers. In this case, because the policy covers only a limited number of ultrasound services (general ultrasound and non-invasive vascular scanning are not included), the impact of this policy on our business is likely to be limited.

In response to rising healthcare costs and the perception that new technologies are a significant contributing factor to the growth in healthcare costs, third party payers are demanding ever higher levels of evidence of clinical efficacy and cost effectiveness in order to provide coverage for new procedures.

     Third party payers, both governmental and private, are calling for increasing levels of evidence of beneficial clinical outcomes and cost effectiveness in addition to proof of clinical efficacy as a prerequisite to granting coverage for new technologies and devices and new applications of existing technologies. Thus, to the extent that services performed with current or future products that we may bring to market are not described by existing Current Procedural Terminology codes or are not covered under existing coverage policies, there is a risk that reimbursement for these applications may not be attained at all or within a reasonable timeframe. For example, carotid intima media thickness measurement, which is an application of ultrasound performed by our SonoCalc IMT software, is not currently reimbursed by Medicare and is not a part of third party payers’ standard benefits packages.

Existing or potential intellectual property claims and litigation may divert our resources and subject us to significant liability for damages, substantial litigation expense and the loss of our proprietary rights.

     In order to protect or enforce our patent rights, we may initiate patent litigation. On February 21, 2007, we filed a patent infringement suit against Zonare Medical Systems, Inc. alleging that Zonare infringed one of our key patents through sales of its z.one ultrasound system. On March 14, 2007, Zonare filed an answer to our claim which included a counterclaim against the company alleging that our products infringe its patent related to its portable docking station. In addition, others may initiate patent litigation against us. We may become subject to interference proceedings conducted in patent and trademark offices to determine the priority of inventions. There are numerous issued and pending patents in the ultrasound field. The validity and breadth of medical technology patents may involve complex legal and factual questions for which important legal principles may remain unresolved. In addition, because patent applications can take many years to result in issued patents and are maintained in confidence by the U.S. Patent and Trademark Office while pending, there may be pending applications of which we are unaware, which may later result in issued patents that our products may infringe. There could also be existing patents of which we are not aware that one or more of our products may infringe. Litigation may be necessary to:

  assert or defend against claims of infringement;
  enforce our issued and licensed patents;
  protect our trade secrets or know-how; or
  determine the enforceability, scope and validity of the proprietary rights of others.

     We may become involved in the defense and prosecution, if necessary, of intellectual property suits, patent interferences, opposition proceedings and other administrative proceedings. For example, since July 24, 2001, we have been defending a patent infringement suit, Neutrino Development Corporation vs. SonoSite, in the U.S. District Court for the Southern District of Texas. This case has generated significant legal expenses, diverted management and engineering resources and exposed the company to potentially large liabilities. As described in the section entitled “Patent and Intellectual Property Rights”, the Court of Appeals for the Federal Circuit recently affirmed the lower court’s ruling in SonoSite’s favor in this case, but the plaintiff has indicated his intention to file a petition for a writ of certiorari to the Supreme Court.

     In summary, involvement in intellectual property claims and litigation could have the following adverse consequences:

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

     The percentage of our revenue originating outside the U.S. equaled 48%, 46% and 47% for the years ended December 31, 2006, 2005 and 2004. Total sales for the year ended December 31, 2006 denominated in a currency other than U.S. dollars (“USDs”) were $49.0 million, or 29% of total consolidated revenues. Our revenue from international sales may be adversely affected by any of the following risks:

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

     As of December 31, 2006, 56% of our outstanding accounts receivable balance was from international customers, of which 55%, or $16.2 million, was denominated in a currency other than USDs. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk.

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

     Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. We dedicated a significant amount of time and resources to ensure compliance with this legislation for the year December 31, 2006 and will continue to do so for future fiscal periods. We may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation, or any attestation at all, by our independent auditors. Additionally, management’s assessment of our internal controls over financial reporting may identify deficiencies that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors.

     As a part of the annual audit of our internal controls over financial reporting and our consolidated financial statements for the year ended December 31, 2006, we identified a material weakness regarding the level of resources and expertise for preparation and review of our tax provision. As of December 31, 2006, we did not have the appropriate level of expertise to properly prepare and review our accounting for income taxes. As a result of this deficiency in our internal control over financial reporting, we did not detect errors in the measurement of income tax amounts as of and for the year ended December 31, 2006. Because of this material weakness, our management concluded that, as of December 31, 2006, we did not maintain effective internal control over financial reporting based on those criteria. As a result, KPMG LLP has issued an adverse opinion with respect to our internal controls over financial reporting and their report is included in this Form 10-K.

     Should we, or our independent auditors, determine in future fiscal periods that we have additional material weaknesses in our internal controls over financial reporting, our results of operations or financial condition may be materially adversely affected and the price of our common stock may decline.

We have a history of losses and we may incur losses in the future.

     We have incurred net losses in each fiscal year since we commenced operations, with the exception of $7.2 million, $5.4 million and $23.0 million of net income reported during the years ended December 31, 2006, 2005 and 2004. As of December 31, 2006, we had an accumulated deficit of $51.8 million. We may be unable to sustain or increase future profitability on a quarterly or annual basis. Although we expect to achieve profitability in future periods, we may incur losses if we cannot increase or sustain our revenue. We expect that our operating expenses will increase in the foreseeable future as we expand our product development activities, our sales and marketing infrastructure, our administrative support and our product offerings. Our expansion efforts, to be successful, may require more funding than we currently anticipate.

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

     We have experienced rapid growth since our inception as a stand-alone company in 1998. Our revenue increased to $171.1 million in 2006 from $147.5 million in 2005 and $115.8 million in 2004. We expect continued significant growth as we continue to develop, manufacture, market and sell our products. Our growth could strain our existing management, operational and financial resources. In order to manage our growth effectively, we will need to expand our manufacturing and quality assurance staff, our sales staff and our international support staff. In addition, we will need to improve the productivity and efficiency of our existing operational, financial and management resources and information systems. Any problems in successfully completing this upgrade may impact our operations and perhaps our financial results. We may be unable to hire and retain the personnel necessary to operate and expand our business. We also may be unable to increase the productivity and efficiency of our existing resources. If we fail to timely improve or augment our existing resources in response to our growth, we may be unable to effectively manage our business and achieve our objectives.

Our consolidated effective income tax rate will fluctuate depending upon the mix of our U.S. operations and our international operations. Additionally, utilization of our deferred tax assets may be limited and is dependent on future taxable income.

     In the fourth quarter of 2004, deferred tax assets relating to our U.S. operations were recognized on our balance sheet resulting in a non-recurring income tax benefit. Prior to this time, we provided a full valuation allowance against our deferred tax assets. The deferred tax assets primarily represent the income tax benefit of U.S. NOLs we have incurred since inception. As required by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”), we did not recognize any tax assets on our balance sheet until it was “more likely than not” that the tax assets related to our U.S. operations would be realized on future tax returns. Based upon a review of historical operating performance through 2006, and our expectation that we will generate U.S. profitability for the foreseeable future, we continue to believe it is more likely than not that the U.S. deferred tax assets will be fully realized. In the fourth quarter of 2006, we reversed our valuation allowances against our deferred tax assets resulting from our international operations because we have demonstrated their profitability and our expectation is that they will generate profitability for the foreseeable future. The amount of foreign deferred tax assets recorded in 2006 was limited to the amount we believe is probable of being sustained under audit by foreign taxing authorities and excluded deferred tax assets that are uncertain of being realized. Until it is more likely than not that the remaining tax assets will be realized in future tax returns, we will not further record any tax assets related to our international operations. As a result of these factors and uncertainties, our consolidated effective income tax rate may continue to fluctuate.

     We re-evaluate our ability to utilize our NOL and tax credit carryforwards in future periods and, in compliance with SFAS 109, record any resulting adjustments that may be required to deferred income tax expense. The Tax Reform Act of 1986 contains provisions under section 382 of the Internal Revenue Code that limit the federal NOL carryforwards that may be used in any given year in the event of specified occurrences, including significant ownership changes. If these specified events occur, we may lose some or all of the tax benefits of these carryforwards. In addition, we will reduce the deferred income tax asset for the benefits of NOL and tax credit carryforwards actually used in future quarters. Therefore, if we generate profits, we will record the related income tax expense for financial reporting purposes based on a blended federal, state and foreign rate applied to income by jurisdiction. While this tax expense will reduce net income, no cash will be paid for income taxes, other than required alternative minimum tax, state and foreign tax payments, until the NOL and tax credits have been fully utilized. If in the future we determine, based on our assessment of both positive and negative evidence and objective and subjective evidence, which takes into consideration our forecasted taxable income, that it is more likely than not that we will not realize all or a portion of the deferred tax assets, we will increase the valuation allowance against deferred tax assets which would result in a charge to income tax expense.

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

     Our success depends heavily on our ability to retain the services of certain key employees. Competition among medical device companies for qualified employees is intense. We may fail to retain these key employees, and we may fail to attract qualified replacements if they do leave. We do not maintain key-person insurance on any of our employees. We do not have employment agreements with any of our employees except for employees in certain countries outside the U.S. and change in control agreements with certain members of senior management. The loss of any of our key employees could significantly delay or prevent the achievement of our product development or business objectives.

If we, or our suppliers, fail to comply with U.S. and foreign governmental regulations applicable to our products and manufacturing practices, we could experience product introduction delays, production delays, cost increases and lost sales.

     Our products, our manufacturing and marketing activities, and the manufacturing activities of our third-party medical device manufacturers are subject to extensive regulation by a number of governmental agencies, including the FDA and comparable international agencies. Our third-party manufacturers and we are or may be required to:

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

     To ensure that manufacturers adhere to good manufacturing practices, medical device manufacturers are routinely subject to periodic inspections by the FDA and may be inspected by foreign regulatory agencies from countries in which we do business. In addition, the BSI performs periodic assessments of our manufacturing processes and quality system. Compliance with the regulations of various agencies, including the Environmental Protection Agency and the Occupational Safety and Health Administration, may require us to incur substantial costs and may delay or prevent the introduction of new or improved products. Although to date these actions by regulatory bodies have not required us to incur substantial costs or delay product shipments, we expect to experience further inspections and incur additional costs as a result of governmental regulation.

     Failure to comply with applicable regulatory requirements can result in enforcement action, including product recall, the issuance of fines, injunctions, civil and criminal penalties, detaining or banning our products, and operating restrictions. Our third-party medical device manufacturers may also be subject to the same sanctions if they fail to comply with the laws and regulations and, as a result, may fail to supply us with components required to manufacture our products.

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

     We currently hold 44 patents relating to our technology. A number of other patents are pending in the U.S. and in foreign jurisdictions. Additionally, we have a license from ATL to use certain ATL technology and ATL technological developments in our hand-carried products. This license was exclusive through April 5, 2003, and became nonexclusive after that date. We also enter into confidentiality and invention ownership agreements with our employees, consultants and corporate partners, and generally control access to, and the distribution of, our product designs, documentation and other proprietary information, as well as the designs, documentation and other information that we license from others.

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

     Policing unauthorized use of our intellectual property will be difficult and may be cost-prohibitive. We may fail to prevent misappropriation of our technology, particularly in countries where the laws may not protect our proprietary rights to the same extent as do the laws of the U.S. If we cannot prevent other companies from using our proprietary technology or if our patents are found invalid or otherwise unenforceable, we may be unable to compete effectively against other manufacturers of ultrasound systems, which could decrease our market share.

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

     As of December 31, 2006, our executive officers, directors and affiliated entities together beneficially owned 5.6% of the outstanding shares of our common stock. Based on currently available information, fourteen other shareholders owned in the aggregate 49.3% of the outstanding shares of our common stock. As a result, these shareholders or any other concentrated owner may be able to exert significant influence over all matters requiring shareholder approval, including the election of directors, matters relating to the attraction and retention of employees, such as stock option plans, and approval of significant corporate transactions that could include certain matters relating to future financing arrangements and unsolicited tender offers. This concentration of ownership may delay, deter or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock, which could result in a decline in our stock price.

The termination or other loss of our license to use certain ATL technology would significantly impair our ability to manufacture, market and sell our products.

     We license certain technology from ATL that is incorporated into our single technology platform, and we use this ATL technology in all of our HCU systems. Virtually all of our revenue is attributable to products incorporating this ATL technology.

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

ITEM 1B. UNRESOLVED SEC STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     Our principal offices are located in Bothell, Washington, where we lease two buildings totaling approximately 125,000 square feet. These facilities include approximately 78,000 square feet of office space and 47,000 square feet of manufacturing and warehouse space. The leases run through 2014. Additionally, we lease smaller office facilities at each subsidiary location.

ITEM 3. LEGAL PROCEEDINGS

     In December 2006, a favorable judgment from a Federal U.S. District Court in Texas was affirmed at the appellate level in a patent infringement suit that had been pending against us since 2001. Following is a chronology of this lawsuit. On July 24, 2001, Neutrino Development Corporation (“Neutrino”) filed a complaint against us in U.S. District Court, Southern District of Texas, Houston Division, alleging infringement of U.S. Patent 6,221,021, or the ‘021 patent, by SonoSite as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180PLUS, SonoHeart and SonoHeart Plus devices (the “Original Products”). Subsequently, the SonoHeart ELITE, iLook, TITAN and MicroMaxx systems were also added to the lawsuit (the “New Products”). The complaint asserted claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorney’s fees and costs, and pre- and post-judgment interest. On September 30, 2004, the Texas court ruled that SonoSite’s products infringed the ‘021 patent claims as previously construed by the court.

     On March 21, 2006, the district court granted SonoSite’s motion for summary judgment of patent invalidity based on new matter. The district court found that Neutrino improperly amended the ‘021 patent in violation of the U.S. patent laws to include a description of a component being portable and sized to be handheld which was not disclosed in the original patent application. In a final judgment, the district court declared that the claims being asserted against SonoSite in the ‘021 patent are invalid for new matter, vacated and set aside its September 2004 ruling on infringement, and dismissed Neutrino’s claims and causes of action “with prejudice”.

     The plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. and oral argument on the appeal took place on December 5, 2006. On December 8, 2006, the Court of Appeals unanimously affirmed the Texas court’s summary judgment of invalidity in favor of SonoSite, and relied on the District Court’s opinion instead of writing a new one. On December 15, 2006, Neutrino filed a motion for a panel rehearing and a motion for a rehearing en banc. The Court of Appeals denied both motions on January 19, 2007. On January 24, 2007, Neutrino filed a notice with the Texas district court of its intent to file a Petition of Certiorari to the U.S. Supreme Court. We have not yet seen the petition. Our motions to declare the case “exceptional,” and to recover our attorneys’ fees and costs are pending in the Texas district court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2006.

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

Year	High	Low
2006
Fourth quarter	$34.08	$27.22
Third quarter	$40.22	$26.56
Second quarter	$41.37	$34.20
First quarter	$42.14	$33.64
2005
Fourth quarter	$39.78	$26.96
Third quarter	$37.10	$28.90
Second quarter	$33.46	$24.44
First quarter	$34.98	$23.36

Dividends

     We have not declared or paid cash dividends on our common stock. We currently intend to retain all earnings, if any, for future growth and, therefore, do not intend to pay cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

     The equity compensation plan information is presented under Part III, Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

     There were no shares repurchased by SonoSite during the fourth quarter of 2006.

Sales of Unregistered Securities

     There were no sales of unregistered securities by SonoSite in 2006.

Holders

     As of February 26, 2007, there were 2,877 holders of record of our common stock. This figure does not include the number of shareholders whose shares are held of record by a broker or clearing agency, but does include each such brokerage house or clearing agency as a single holder of record.

Performance Graph

     The following performance graph compares the performance of SonoSite’s common stock during the five-year period from December 31, 2002 through December 31, 2006 with the performance of the Nasdaq National Market, U.S. Index and the Nasdaq Medical Devices, Instruments and Supplies, Manufacturers Stocks Index. The graph plots the changes in value of an initial $100 investment over the indicated time periods, assuming all dividends are reinvested. Stock prices shown for the common stock are historical and not indicative of future price performances.

Comparison of Cumulative Total Return
December 31, 2002 to December 31, 2006
SonoSite, Inc vs. Published Indices

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
SonoSite, Inc.	$100.00	$164.42	$259.76	$267.87	$236.65
Nasdaq National Market, U.S. Index	$100.00	$149.83	$162.93	$166.39	$180.36
Nasdaq Medical Devices, Instruments and Supplies,
Manufacturers and Distributors Stocks Index	$100.00	$147.77	$173.15	$190.21	$200.62

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data
Revenue	$171,083	$147,491	$115,817	$84,770	$73,035
Cost of revenue	49,673	43,652	37,755	30,918	29,800
Gross margin	121,410	103,839	78,062	53,852	43,235
Operating expenses:
Research and development	20,183	15,195	12,644	11,179	12,126
Sales and marketing	81,631	68,090	51,824	38,474	33,555
General and administrative	15,760	13,662	10,296	7,315	5,983
Total operating expenses	117,574	96,947	74,764	56,968	51,664
Other income (loss):
Interest income	3,683	1,753	963	965	958
Interest expense	—	(2)	—	(23)	(36)
Other income (loss)	294	(795)	(601)	390	(224)

Total other income	3,977	956	362	1,332	698
Income (loss) before income taxes	7,813	7,848	3,660	(1,784)	(7,731)
Income tax (provision) benefit	(582)	(2,412)	19,312	—	—
Net income (loss)	$7,231	$5,436	$22,972	$(1,784)	$(7,731)
Net income (loss) per share:
Basic	$0.44	$0.35	$1.55	$(0.12)	$(0.59)
Diluted	$0.43	$0.34	$1.46	$(0.12)	$(0.59)

Shares used in computing net income (loss) per share:
Basic	16,274	15,549	14,829	14,335	13,075
Diluted	16,857	16,175	15,737	14,335	13,075

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$45,673	$26,809	$17,272	$ 13,683	$ 26,381
Working capital	148,408	104,999	69,370	54,809	56,705
Total assets	211,510	174,548	155,092	109,090	105,877
Long-term obligations, less current portion	—	—	—	—	88
Total shareholders’ equity	181,031	152,042	133,235	95,330	92,614

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are the world leader in hand-carried ultrasound (“HCU”). We specialize in the development of HCU systems for use in a variety of medical specialties in a range of clinical settings. Our proprietary technologies have enabled us to design hand-carried diagnostic ultrasound systems that combine high resolution, all-digital, broadband imaging with advanced features and capabilities typically found on cart-based ultrasound systems. We believe that the performance, size, durability, ease of use and cost-effectiveness of our products are expanding existing ultrasound markets, and are opening new markets by bringing ultrasound out of the imaging lab to the point-of-care such as the patient’s bedside or the physician’s examining table for diagnosis and procedural guidance.

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

     We design our products for applications where ultrasound has not typically been used such as emergency medicine, surgery, critical care, internal medicine and vascular access procedures as well as for imaging in traditional applications, such as radiology, cardiology, vascular medicine and obstetrics and gynecology (“OB/ Gyn”). In addition, the U.S. military has successfully deployed our systems in traditional hospital settings, field hospitals and forward surgical teams in Iraq and other areas of conflict. We began shipping our first products in September 1999 and today have an installed base of thousands of systems worldwide.

     We introduced our newest product, the MicroMaxx® system (“MicroMaxx system”) in April 2005. This system is our third generation product and is based on our proprietary Application Specific Integrated Circuit (“ASIC”) technology for high-resolution ultrasound imaging and offers image resolution comparable to costly, conventional cart-based ultrasound systems weighing over 200 pounds. Our first shipments of the MicroMaxx system began in June 2005 and it accounted for the majority of our revenue in 2006. The system addresses both traditional and emerging ultrasound markets and includes a standard five-year warranty on the system and most of the transducers, a first in the ultrasound industry.

     Our first generation of products includes the 180™ and iLook® series. The SonoSite 180PLUS™ system was designed for general ultrasound imaging and the SonoHeart® ELITE is specifically configured for cardiovascular applications. The iLook 25 imaging tool is designed to provide visual guidance for physicians and nurses while performing vascular access procedures and the iLook 15 imaging tool is designed to provide imaging of the chest and abdomen. Our second generation product, the TITAN® system, began shipping in June 2003. This high performance system addresses both traditional and emerging ultrasound markets.

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

     Accounts receivable. We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly reviewing the aging of our accounts receivable and evaluating individual customer receivables, considering customers’ financial condition, historical experience, credit history and current economic condition. Losses can be difficult to anticipate. An increase in losses beyond those expected by management would reduce earnings when they become probable or as the estimated loss increases.

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

     Sales to distributors are generally made pursuant to standard distributor agreements. We recognize revenue when title and risk of loss have transferred to the distributor. Our only significant post-shipment obligation to distributors is our product warranty covering materials and workmanship (see “Warranty expense” below). The distributor can only reject products for an obvious defect or shipping error, generally within 30 days of receipt, and in such cases, replacement products would be sent. Since the distributor’s remedy is the replacement of the product and not a refund or credit, we do not defer revenue associated with these sales. Costs associated with the repair of returned, defective products are captured in our warranty accrual. Our standard distributor arrangements with distributors do not have any other return provisions.

     Our sales arrangements may contain multiple elements, which include hardware and software products. Revenue from the sale of software, software-related elements, and hardware when the software elements are more than incidental to the product as a whole, is recognized in accordance with Statement of Position 97-2, “Software Revenue Recognition,” as amended. We have vendor specific objective evidence (“VSOE”) of fair value for our products. Accordingly, for transactions that have undelivered elements for which we have VSOE of the elements, revenue equal to the total fair value of the undelivered elements is deferred and is not recognized until the element is delivered to the customer.

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

     Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Changes in these estimates and assumptions could potentially result in recognition of an impairment of goodwill, which would be reflected as a loss on our consolidated statement of operations and as a reduction in the carrying value of goodwill.

     Intangible Assets. Our intangible assets are comprised primarily of acquired technology and non-compete agreements related to the acquisition of SonoMetric and reacquired distribution rights related to the acquisition of SonoSite China Medical Limited. We use our judgment to estimate the fair value of each of these intangible assets. Our judgment about fair value is based on our expectation of future cash flows and an appropriate discount rate. We also use our judgment to estimate the useful lives of each intangible asset.

     With respect to definite lived intangible assets, we evaluate the remaining useful lives annually. Indefinite-lived intangible assets are tested for impairment annually, or more frequently if circumstances dictate. If we conclude that any indefinite-lived intangible asset is impaired, we would record this as a loss on our consolidated statement of operations and as a reduction to the intangible asset.

     Warranty expense. We accrue estimated warranty expense at the time of sale for costs expected to be incurred under our product warranties. This provision for warranty expense is made based upon our historical product failure rates and service repair costs using management’s judgment. We have limited history with some of our products. In addition, we provide, with certain exceptions, a five-year warranty with the MicroMaxx system, which we began shipping in June 2005. Given the length of the warranty period, the warranty liability for the MicroMaxx system is more difficult to estimate than it has been for our other products that have a one-year warranty. However, given the similarity of the components used in the MicroMaxx system compared with our other systems and the historical product failure rate and service repair costs of those other systems, we believe that we can reasonably estimate the amount of the warranty liability for this product. We expect our warranty liability and expense to continue to increase significantly due to the five-year warranty offered with this product. Should actual failure rates and repair or replacement costs for any of our products differ from estimates, revisions to the estimated warranty liability may be required and our results may be materially affected.

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

     We have accumulated U.S. federal and state income tax NOL carryforwards, foreign NOL carryforwards and research and experimentation tax credit carryforwards. Deferred tax assets were recognized on our balance sheet in the fourth quarter of 2004 resulting in an income tax benefit. Prior to this time, we provided a full valuation allowance against our deferred tax assets. The deferred tax assets primarily represent the income tax benefit of U.S. NOLs we have incurred. In the fourth quarter of 2006, we recognized a deferred tax asset on our balance sheet representing NOLs from our international operations. As required by SFAS 109, we did not recognize any tax assets on our balance sheet until it was “more likely than not” that the tax assets related to either our U.S. or international operations would be realized. We re-evaluate our ability to utilize our NOL and tax credit carryforwards in future periods and, in compliance with SFAS 109, record any resulting adjustments that may be required to deferred income tax expense. In addition, we reduce the deferred income tax asset for the benefits of NOL and tax credit carryforwards actually used in future periods. The future impact on net income may therefore be positive or negative, depending on the net result of such adjustments and charges.

     Based upon a review of historical operating performance through 2006, and our expectation that we will generate profits in the U.S. and those international operations in the foreseeable future, we continue to believe it is more likely than not that the U.S. and international deferred tax assets will be fully realized.

     Stock-Based Compensation. On January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash inflows in our consolidated statement of cash flows, in accordance with the provision of the Emerging Issues Task Force Issue No.00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a cash provided by financing activities, rather than as an operating cash flow on a prospective basis, and therefore reduces cash provided by operating activities and increases cash provided by financing activities. This amount is shown as “Excess tax benefit from exercise of stock options” on our consolidated statement of cash flows. We have adopted the “long-haul” method to calculate the historical pool of windfall tax benefits, under which we calculate on a grant by grant basis the windfall or excess tax benefit that arose upon exercise of each award based on a comparison to the total tax deduction to the “as-if” deferred tax asset that would have been recorded had we followed the recognition provisions of SFAS 123 since its effective date. We use a tax law ordering methodology for determining when tax benefits from stock option exercises are realized. Total cash flows remain unchanged from what has been previously reported.

     Prior to adoption of SFAS 123R, we accounted for stock option grants under the intrinsic value method in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost related to stock option grants to employees had been recognized only to the extent that the fair market value of the stock exceeded the exercise price of the stock option at the date of the grant. We recognized compensation expense for the fair value of restricted stock unit (“RSU”) grants ratably over the applicable vesting period. The fair value was based on the market price of our stock on the date of grant. We recorded share-based compensation related to stock options in accordance with the accelerated methodology described in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

Results of Operations

Revenue

     Revenue increased to $171.1 million in 2006, compared to $147.5 million in 2005 and $115.8 million in 2004. The increase in 2006 compared to 2005 was due to a full year of sales of the MicroMaxx system, which has a higher average selling price, expanded international operations, and increased direct sales to hospitals. The increase in 2005 compared to 2004 was primarily due to the introduction of the MicroMaxx system in June 2005 and project orders from governmental entities.

United States

     U.S. revenue increased to $89.7 million in 2006, compared to $79.8 million in 2005 and $61.3 million in 2004. The increase in 2006 compared to 2005 was primarily attributable to increased direct sales to hospitals, offset by a decrease in U.S. government sales due to a large order in the first quarter of 2005 and the integration of our sales channel partner addressing the physician office market. The increase in 2005 compared to 2004 was due to changes in our product mix as well as increased direct, U.S. government and distributor sales and increased average selling price due to MicroMaxx introduction.

International

     Revenue from Europe, Africa and the Middle East increased to $48.9 million in 2006, compared to $41.2 million in 2005 and $35.0 million in 2004. The increase in 2006 compared to 2005 was primarily due to increased sales in our direct subsidiaries in Europe, offset by decreased sales to our distributor in Italy. Changes in exchange rates had minimal impact on revenue in 2006.

     The increase in 2005 compared to 2004 was primarily due to an increase in sales to our distributors in Europe and India, and an increase in revenue from direct sales in France and Spain that was partially offset by decreases in direct sales to Germany. Changes in exchange rates had minimal impact on revenue in 2005.

     Revenue from Canada, Latin and South America and Asia Pacific (excluding Japan) increased to $19.9 million in 2006 compared to $14.5 million in 2005 and $9.8 million in 2004. The increase in 2006 compared to 2005 was due to increased direct sales in Canada and Australia and increased sales to our distributors in Latin and South America. The increase in 2005 compared to 2004 was primarily due to an increase in sales to our distributors in Latin and South America, large government sales in South America and an increase in direct sales in Australia and Canada.

     Revenue from Japan increased to $12.6 million in 2006 compared to $11.9 million in 2005 and $9.7 million in 2004. The increase in 2006 compared to 2005 was primarily due to distribution sales through our new distributor, Fukuda Denshi. The increase in 2005 was primarily due to sales under a new exclusive TITAN distribution arrangement and initial sales under our exclusive iLook system distribution arrangement with our distributor, Nippon Sherwood Medical Industries.

     We anticipate that revenue will increase in 2007 compared to 2006 due to the continued expansion of our selling efforts worldwide. We expect strong growth from the U.S. physicians’ office market as we continue to develop this channel, strong growth from the newly expanded international operations such as China, India, Australia and Canada, introduction of new products and features, and the overall expansion of market awareness and acceptance of our products. The expansion of new sales operations may not be as successful as anticipated and we may encounter regulatory and other issues in selling our products. Our revenue may also be impacted by fluctuations in foreign exchange rates in the countries in which we sell our products in currencies other than the USD. Increased competition may also impact our anticipated growth in revenue. We currently face competition from larger companies that manufacture cart-based and portable ultrasound systems and have greater financial and other resources.

Gross margin

     Gross margin increased to 71% in 2006 compared to 70% in 2005 and 67% in 2004. The increase in 2006 compared to 2005 was a result of increased sales of MicroMaxx systems which generate a higher margin than our earlier generation products. The increase in 2005 compared to 2004 was primarily due to an improved product mix, improved manufacturing efficiencies and a reduction in the royalty owed to ATL, which became effective in September 2004.

     We expect our gross margin percentage in 2007 to remain consistent with 2006. Nevertheless, increased competition from existing and new competitors in the portable ultrasound system market could result in lower average realized prices and could lower our gross margin. Our gross margin can be expected to fluctuate in future periods based on the mix of business between direct, government and distributor sales; mix of U.S. and international sales; and our product and accessories sales mixes. Changes in our cost of inventory also may impact our gross margin. Adjustments to reduce carrying costs are recorded for obsolete material, earlier generation products and used or refurbished products held either as saleable inventory or as demonstration product. If market conditions change or the introduction of new products by us impacts the market for our previously released products, we may be required to further write down the carrying value of our inventory, resulting in a negative impact on gross margins. We rely on our sales forecasts by product to determine production volume. To the extent our sales forecasts or product mix estimates are inaccurate, we may produce excess inventory or experience inventory shortages, which may result in an increase in our costs of revenue, a decrease in our gross margin or lost sales. Our gross margin may also be impacted by fluctuations in foreign exchange rates in the countries in which we sell our products in currencies other than the USD.

Operating expenses

     Research and development expenses increased to $20.2 million in 2006 compared to $15.2 million in 2005 and $12.6 million in 2004. The increase in 2006 compared to 2005 was primarily due to increased stock-based compensation expenses and increased headcount to support further development of our ASIC technology and the MicroMaxx system. The increase in 2005 compared to 2004 was primarily due to expenses associated with the development and enhancements to the MicroMaxx system, which began shipping in June 2005.

     We anticipate that research and development expenses will increase in 2007 compared to 2006 due to continued development of new products, as well as further development related to the MicroMaxx system. However, should our competitors develop products with features that equal or exceed the features that exist in our products, we may incur higher than anticipated research and development costs in order to accelerate existing programs and compete more effectively.

     Sales and marketing expenses increased to $81.6 million in 2006 compared to $68.1 million in 2005 and $51.8 million in 2004. The increase in 2006 compared to 2005 was attributable to increased stock-based compensation, expansion of our sales channel partner into the physician’s office market and international sales operations, increased education and training efforts and commissions related to the increase in revenue. The increase in 2005 compared to 2004 was primarily due to increased compensation for commissions related to the increase in revenue, marketing costs incurred to promote the MicroMaxx system, and expansion of our international operations.

     We anticipate that sales and marketing expenses will increase in 2007 compared to 2006 primarily due to marketing expenses for education and training, increased compensation for commissions related to the anticipated increase in revenues, expansion of operations in China, India, Canada and Australia and continued growth in our European subsidiaries.

     General and administrative expenses increased to $15.8 million in 2006 compared to $13.7 million in 2005 and $10.3 million in 2004. The increase in 2006 compared to 2005 was attributable to increased stock-based compensation and increased headcount to support business growth, offset by a reduction in legal expenses. The increase in 2005 compared to 2004 was primarily due to defending our patent rights in the existing Neutrino patent infringement litigation, defending ourselves in a dispute with a former distributor and supporting our business growth.

     We anticipate that general and administrative expenses will slightly increase in 2007 compared to 2006. In addition, we may incur legal expenses regarding our ongoing litigation or unanticipated legal expenses if we become involved in any new litigation.

Other income (loss)

     Total other income was $4.0 million in 2006, compared to $1.0 million in 2005 and $0.4 million in 2004. The increase in 2006 compared to 2005 was primarily due to an increase in interest income, which was attributable to our increasing cash reserves. The increase in 2005 compared to 2004 was primarily due to an increase in interest income, which was caused by an increase in the return on our investments due to higher average interest rates during the year.

Income tax expense

     Income tax expense was $0.6 million in 2006, compared to income tax expense of $2.4 million in 2005 and an income tax benefit of $19.3 million in 2004. Due to our profitable operations in 2006 and 2005, we recorded income tax expense for financial reporting purposes and accordingly reflected changes in our deferred tax assets. During the fourth quarter of 2006, we reversed the valuation allowance on deferred tax assets primarily representing net operating losses from our international operations, resulting in a reduction of $1.9 million to our income tax provision. As required by SFAS 109, we did not reverse the valuation allowance until it was “more likely than not” that the tax asset would be realized.  The income tax expense is based on a blended federal and state rate applied to U.S. income and the applicable foreign rates applied to foreign income. While this tax expense reduced net income, no cash will be paid for income taxes, other than required alternative minimum tax and foreign and state tax payments, until the NOL and tax credits have been fully utilized. Foreign NOLs will be utilized in jurisdictions where they are available and cash will be paid in jurisdictions that do not have foreign NOLs.

     In 2004, we reversed the valuation allowance on U.S. deferred tax assets resulting in a net income tax benefit of $19.3 million. The deferred tax assets primarily represent the income tax benefit of U.S. NOLs and tax credits we have incurred. As required by SFAS 109, we did not reverse the valuation allowance until it was “more likely than not” that the tax assets would be realized.

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

Liquidity and Capital Resources

     Our cash and cash equivalents balance was $45.7 million as of December 31, 2006, compared to $26.8 million as of December 31, 2005. Cash and cash equivalents are primarily invested in money market accounts. Our short-term and long-term investment securities totaled $41.4 million as of December 31, 2006, compared to $44.0 million as of December 31, 2005. Investment securities consist of high-grade U.S. government or corporate debt and high-grade asset-backed securities. We have the ability to hold our securities until maturity, however, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies.

     Operating activities provided cash of $10.8 million in 2006, compared to cash used of $1.1 million in 2005 and cash provided of $2.6 million in 2004. The cash provided in 2006 compared to the cash used in 2005 was primarily due to increased net income, before non-cash stock-based compensation in our consolidated statements of operations and increases in accounts payable and accrued expenses, reduced by increases in accounts receivable and inventories. The cash used in 2005 compared to 2004 was primarily due to an increase in receivables resulting from increased sales and a decrease in accounts payable that were partially offset by an increase in accrued expenses and our non-cash deferred tax benefit.

     We anticipate that cash provided by operations will increase slightly in 2007 compared to 2006 primarily due to anticipated continued profitable operations. Our ability to provide cash from operations will depend on our ability to successfully sell our products, collect our receivables, control our inventories and manage our expenses.

     Investing activities used cash of $3.1 million in 2006, compared to $0.7 million in 2005 and $7.2 million in 2004. The increase in cash used in 2006 compared to 2005 was due to an increase in purchases of property and equipment. The decrease in cash used in 2005 compared to 2004 was primarily due to $2.2 million of net sales/ maturities of investments in 2005 compared to $0.5 million of net purchases of investment securities in 2004. Additionally, cash used in investing activities decreased as a result of a reduction in purchases of property and equipment and a reduction in acquisition activities. We anticipate using cash to invest in high quality investment instruments in 2007, the extent of which will depend on the interest rate environment during the period and the timing of cash flows from our operations during the period.

     Financing activities provided cash of $12.2 million in 2006 compared to $9.9 million in 2005 and $9.3 million in 2004. Cash provided by financing activities was primarily due to the exercise of stock options and our employee stock purchase plan totaling $10.2 million in 2006 compared to $9.9 million in 2005 and $9.4 million in 2004. Additional cash of $2.0 million was provided by the excess tax benefit from the exercise of stock options in 2006, which are required to be classified as cash provided by financing activities since our adoption of SFAS 123R in the first quarter of 2006.

     We believe that our existing cash and cash generated from operations will be sufficient to fund our operations and planned capital expenditures in 2007. Nevertheless, we may experience an increased need for additional cash due to:

  any significant decline in our revenue or gross margin;
  any delay or inability to collect accounts receivable;
  any acquisition or strategic investment in another business;
  any significant increase in expenditures as a result of expansion of our sales and marketing infrastructure, our manufacturing capability or our product development activities; and
  any significant increase in our sales and marketing expenditures as a result of our introduction of new products.

Off-balance sheet arrangements

     During the year ended and as of December 31, 2006, we had no off-balance sheet arrangements, other than obligations under our operating leases reflected in the contractual obligations table below. Furthermore, except for certain foreign exchange rate hedging transactions that we enter into from time to time, discussed more fully under “Foreign currency risk” in Item 7A below, we are not a party to any derivative transaction.

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

Contractual obligations

     We have the following contractual obligations as of December 31, 2006:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
			(in thousands)
Operating leases	$16,487	$2,738	$4,698	$4,229	$4,822

Other commitments

     In 2005, we entered into an agreement to contribute up to $1.0 million to a research university. This pledge, which is to be paid over a four-year period, is conditioned upon our election to make a payment on an annual basis. We contributed $0.3 million in 2006 and $0.1 million in 2005.

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

     As part of obtaining our lease for our current facility, we are required to deposit $0.1 million, representing restricted cash with our bank. Also, we were required to maintain a deposit of $0.6 million with our bank in the United Kingdom as security for payment of customs and duties charges. Both amounts are included in other long-term assets and are not included in the table above.

     In the U.S., we have complemented our direct sales efforts by entering into group purchasing agreements with major healthcare group purchasing organizations (“GPO”). Typically, a GPO negotiates with medical suppliers, such as us, on behalf of the GPO’s member healthcare facilities, providing such members with uniform pricing and terms and conditions. In exchange, the GPO identifies us as a preferred supplier for its members. Member facilities participating in the GPO’s purchasing program can consist of hospitals, medical group practices, nursing homes, surgery centers, managed care organizations, long term care facilities, clinics and integrated delivery networks. Currently, we have GPO supply agreements with various groups including AmeriNet, Inc., Premier, Inc., Novation LLC, MedAssets HSCA, Inc., Broadlane, Inc. (includes Kaiser Permanente, Tenet Healthcare and others) and Consorta, Inc. These agreements require us to pay fees based on the amount of sales generated from these agreements. We recorded fees related to these agreements as sales and marketing expenses in the amounts of $1.4 million in 2006, $1.0 million in 2005 and $0.5 million in 2004.

Recent Accounting Pronouncements

     In July 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We do not believe that the adoption of FIN 48 will have a significant impact on our consolidated financial statements.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 did not impact our consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the provisions of SFAS 157 to determine the impact for the Company.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), including an amendment to FASB Statement No. 115. Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement consistent with the Board’s long-term objectives for financial instruments. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. The Company is still in the process of evaluating the impact that adoption of SFAS 159 will have on its future consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

     We are exposed to market risk relating to changes in interest rates, which could adversely affect the value of our investments in marketable securities.

     As of December 31, 2006, our investments consisted of $38.4 million of interest-bearing debt securities with maturities of less than one year and $3.0 million of interest-bearing debt securities with maturities of more than one year. We have the ability to hold these securities until maturity, however, we have classified them as available-for-sale in the event of unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for 2007 from a hypothetical 10% increase in market interest rates would not have a material impact on the investment portfolio.

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

     As of December 31, 2006 56% of our outstanding accounts receivable balance was from international customers, of which 55%, or $16.2 million, was denominated in a currency other than USDs. Total sales for the year ended December 31, 2006 denominated in a currency other than USDs were $49.0 million, or 29% of total consolidated revenues. The British pound, the European Union euro and the Japanese yen represented the majority of financial transactions executed in a currency not denominated in USDs. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk. In addition, we utilize letters of credit where they are considered necessary in order to mitigate our collection risk.

     We periodically enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. As of December 31, 2006, we had $7.5 million and $24.9 million in notional amount of foreign currency forward contracts that expire on January 29, 2007 and March 30, 2007, respectively. They serve as hedges of a substantial portion of our intercompany balances denominated in a currency other than the USD. These foreign currencies primarily include the British pound, the Euro and the Japanese yen. A sensitivity analysis of a change in the fair value of these contracts indicates that if the USD weakened by 10% against the applicable foreign currency, the fair value of these contracts would decrease by $3.2 million. Conversely, if the USD strengthened by 10% against the applicable foreign currency, the fair value of these contracts would increase by $3.2 million. Any gains and losses in the fair value of these contracts would be largely mitigated by offsetting losses and gains on the underlying transactions. These offsetting gains and losses are not reflected in the sensitivity analysis above. The fair value of these contracts as of December 31, 2006 was not material to our results of operations or our financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SONOSITE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
SonoSite, Inc.:

     We have audited the accompanying consolidated balance sheets of SonoSite, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SonoSite, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, effective January 1, 2006.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

Seattle, Washington
March 14, 2007
/S/ KPMG LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
SonoSite, Inc.:

We have audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting (Item 9A(b)), that SonoSite, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness in the controls over income tax reporting, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

As of December 31, 2006, the Company did not have the appropriate level of expertise to properly prepare and review its accounting for income taxes. As a result of this deficiency in the Company’s internal control over financial reporting, management did not detect errors in the measurement of income tax amounts as of and for the year ended December 31, 2006. In addition, this deficiency resulted in more than a remote likelihood that a material misstatement of income taxes in the annual or interim consolidated financial statements would not be prevented or detected.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and shareholder’s equity and comprehensive income for each of the years in the three-year period ended December 31, 2006. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 15, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Seattle, Washington
March 14, 2007
/s/ KPMG LLP

SONOSITE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$45,673	$26,809
Short-term investment securities	38,428	25,426
Accounts receivable, less allowances of $1,145 and $1,227	53,405	42,414
Inventories	23,020	20,735
Deferred income taxes	10,268	6,822
Prepaid expenses and other current assets	2,776	2,345
Total current assets	173,570	124,551
Property and equipment, net	10,185	7,388
Investment securities	3,014	18,569
Deferred income taxes	19,190	19,137
Goodwill	2,459	1,751
Identifiable intangible assets, net	1,405	1,822
Other assets	1,687	1,330
Total assets	$211,510	$174,548

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,450	$4,148
Accrued expenses	15,459	12,467
Deferred revenue, current portion	3,253	2,937
Total current liabilities	25,162	19,552
Deferred rent and other	1,432	290
Warranty liability, net of current portion	1,541	507
Deferred revenue, net of current portion	2,344	2,157
Total liabilities	30,479	22,506
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $1.00 par value
Authorized shares—6,000,000
Issued and outstanding shares—none	—	—
Common stock, $0.01 par value
Shares authorized—50,000,000
Issued and outstanding shares:
As of December 31, 2006—16,441,177
As of December 31, 2005—15,872,078	164	159
Additional paid-in capital	231,387	212,709
Deferred stock compensation	—	(2,671)
Accumulated deficit	(51,777)	(59,008)
Accumulated other comprehensive income	1,257	853
Total shareholders’ equity	181,031	152,042
Total liabilities and shareholders’ equity	$211,510	$174,548

See accompanying notes to the consolidated financial statements.

SONOSITE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2006	2005	2004
Revenue	$171,083	$147,491	$115,817
Cost of revenue	49,673	43,652	37,755
Gross margin	121,410	103,839	78,062
Operating expenses:
Research and development	20,183	15,195	12,644
Sales and marketing	81,631	68,090	51,824
General and administrative	15,760	13,662	10,296
Total operating expenses	117,574	96,947	74,764
Other income (loss):
Interest income	3,683	1,753	963
Interest expense	—	(2)	—
Other	294	(795)	(601)
Total other income	3,977	956	362
Income before income taxes	7,813	7,848	3,660
Income tax (provision) benefit	(582)	(2,412)	19,312
Net income	$7,231	$5,436	$22,972
Net income per share:
Basic	$0.44	$0.35	$1.55
Diluted	$0.43	$0.34	$1.46
Weighted average common and potential common shares outstanding:
Basic	16,274	15,549	14,829
Diluted	16,857	16,175	15,737

See accompanying notes to the consolidated financial statements.

SONOSITE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2006	2005	2004
Operating activities:
Net income	$7,231	$5,436	$22,972
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	3,118	3,138	2,860
Loss on sale of property and equipment	49	—	—
Net loss (gains) on investments	(5)	24	(36)
Equity in losses of affiliates	—	49	6
Amortization of net premiums (discounts) on investment securities	(386)	434	743
Stock-based compensation	7,328	297	139
Deferred income tax provision (benefit)	220	2,212	(19,546)
Excess tax benefit from exercise of stock options	(2,006)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(9,400)	(10,301)	(6,959)
Inventories	(1,866)	(3,242)	(3,559)
Prepaid expenses and other assets	(593)	439	(1,929)
Accounts payable	2,289	(2,158)	3,276
Accrued expenses	3,237	1,859	4,087
Deferred liabilities	1,574	702	595
Net cash provided by (used in) operating activities	10,790	(1,111)	2,649
Investing activities:
Purchase of investment securities	(93,963)	(46,787)	(31,722)
Proceeds from sales/maturities of investment securities	97,091	49,033	31,184
Purchase of property and equipment	(5,521)	(2,555)	(4,614)
Proceeds from sale of property and equipment	75	—	—
Purchase of SonoSite China Medical Ltd	—	(402)	—
Purchase of and earn-out consideration for SonoMetric Health, Inc.	(797)	(36)	(2,070)
Net cash used in investing activities	(3,115)	(747)	(7,222)
Financing activities:
Excess tax benefit from exercise of stock options	2,006	—	—
Proceeds from exercise of stock options and employee stock purchase plan	10,161	9,862	9,435
Repayment of long-term obligations	—	—	(88)
Net cash provided by financing activities	12,167	9,862	9,347
Effect of exchange rate changes on cash and cash equivalents	(978)	1,533	(1,185)
Net change in cash and cash equivalents	18,864	9,537	3,589
Cash and cash equivalents at beginning of year	26,809	17,272	13,683
Cash and cash equivalents at end of year	$45,673	$26,809	$17,272
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$102	$295	$28

See accompanying notes to the consolidated financial statements.

SONOSITE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands, except shares)

						Accumulated
			Additional	Deferred		other	Total
	Common Stock		paid-in	stock	Accumulated	comprehensive	shareholders’
	Shares	Amount	capital	compensation	deficit	income	equity
Balance at December 31, 2003	14,572,524	$146	$180,839	$—	$(87,416)	$1,761	$95,330
Comprehensive income:
Net income	—	—	—	—	22,972	—	22,972
Net unrealized loss on investment securities	—	—	—	—	—	(320)	(320)
Less reclassification adjustment for gains
included in net income	—	—	—	—	—	(36)	(36)
Foreign currency translation adjustment	—	—	—	—	—	(196)	(196)
Comprehensive income							22,420
Exercise of stock options	678,259	6	9,429	—	—	—	9,435
Tax benefit from exercise of stock options	—	—	5,911	—	—	—	5,911
Stock-based non-employee compensation	—	—	139	—	—	—	139
Balance at December 31, 2004	15,250,783	152	196,318	—	(64,444)	1,209	133,235
Comprehensive income:
Net income	—	—	—	—	5,436	—	5,436
Net unrealized loss on investment
securities, net of tax benefit of $39	—	—	—	—	—	(93)	(93)
Less reclassification adjustment for losses
included in net income	—	—	—	—	—	24	24
Foreign currency translation adjustment	—	—	—	—	—	(287)	(287)
Comprehensive income							5,080
Exercise of stock options and employee stock
purchase plan	621,295	7	9,855	—	—	—	9,862
Restricted stock units granted	—	—	3,070	(3,070)	—	—	—
Restricted stock units expensed	—	—	—	399	—	—	399
Tax benefit from exercise of stock options	—	—	3,568	—	—	—	3,568
Forfeiture of stock-based non-employee
compensation	—	—	(102)	—	—	—	(102)
Balance at December 31, 2005	15,872,078	159	212,709	(2,671)	(59,008)	853	152,042
Comprehensive income:
Net income	—	—	—	—	7,231	—	7,231
Net unrealized gain on investment
securities, net of tax of $75	—	—	—	—	—	115	115
Less reclassification adjustment for gains
included in net income	—	—	—	—	—	(5)	(5)
Foreign currency translation adjustment	—	—	—	—	—	294	294
Comprehensive income							7,635
Effect of adoption of SFAS 123R	—	—	(2,671)	2,671	—	—	—
Exercise of stock options and employee stock
purchase plan	569,099	5	10,156	—	—	—	10,161
Tax benefit from exercise of stock options	—	—	3,828	—	—	—	3,828
Stock-based compensation	—	—	7,365	—	—	—	7,365
Balance at December 31, 2006	16,441,177	$164	$231,387	$—	$(51,777)	$1,257	$181,031

See accompanying notes to the consolidated financial statements.

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Overview

     SonoSite develops, manufactures, and distributes hand-carried ultrasound systems for use across medical specialties and in a range of treatment settings.

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

     A decline in market value of any available-for-sale security below cost that is determined to be other than temporary results in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Interest income is recognized when earned. We may incur unrealized losses due to changes in market value attributable to changes in interest rates. We have the ability and intent to hold our investments until a recovery of cost, which may be maturity. Accordingly, we view any unrealized losses as temporary at December 31, 2006.

Accounts receivable

     In the ordinary course of business, we grant credit to a broad customer base. Of the accounts receivable balance at December 31, 2006, 56% and 44% were receivable from international and domestic customers, prior to any allowance for doubtful accounts. The same percentages as of December 31, 2005 were 49% and 51% prior to any allowance for doubtful accounts.

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     We maintain allowances for estimated losses resulting from the inability of our customers to make required payments. When we determine that amounts owed from customers are uncollectible, such amounts are charged off against the allowances for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

     We utilize foreign currency forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable denominated in foreign currencies. We recognize all derivative financial instruments (foreign currency forward contracts) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. For derivative instruments designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivative instruments designed as cash flow and net investment hedges, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income. The ineffective portions are recognized in earnings. As of December 31, 2006, we had $7.5 million and $24.9 million in notional amount of foreign currency forward contracts that expire on January 29, 2007 and March 31, 2007, respectively. These contracts did not qualify as hedges under SFAS No.133 and therefore are marked-to-market with changes in fair value recorded in income from continuing operations.

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

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Direct internal and external costs for computer software developed for internal use are capitalized in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized costs are amortized using the straight-line method over the estimated useful lives beginning when each module is complete and ready for use. Such costs totaled $0.2 million in 2006, $0.1 million in 2005 and $0.9 million in 2004.

     The carrying value of long-lived assets is evaluated for impairment when events or changes in circumstances occur that may indicate the carrying amount of the asset may not be recoverable. For depreciable property and equipment and amortizable intangible assets, we evaluate the carrying value of the asset group by comparing the estimated future undiscounted cash flows generated from the use of the asset group and its eventual disposition with the asset group's net book value. If the estimated future undiscounted cash flows from an asset group are less than the net book value of the asset group, we record an impairment loss equal to the excess of the net book value over the estimated fair market value of the asset group.

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

Investment in and receivable from affiliates

     When we have investments in companies where we have the ability to exercise influence, but not control, over operating and financial policies, these investments are accounted for under the equity method. Accordingly, our share in the net income or loss in these investees is included in other income or loss. We did not hold any such investments as of December 31, 2006 or December 31, 2005.

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

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Sales to distributors are generally made pursuant to standard distributor agreements. We recognize revenue when risk of loss and title have transferred to the distributor and collection of any resulting receivable is reasonably assured. Our only significant post-shipment obligation to distributors is our product warranty covering materials and workmanship. The distributor can only reject products for an obvious defect or shipping error, generally within 30 days of receipt, and in such cases, replacement products would be sent. Since the distributor’s remedy is the replacement of the product and not a refund or credit, we do not defer revenue associated with these sales. Costs associated with the repair of returned, defective products are captured in our warranty accrual. Our standard arrangements with distributors do not have any other return provisions.

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

Warranty expense

     We accrue estimated warranty expense at the time of sale for costs expected to be incurred under our product warranties. This provision for warranty expense is made based upon our historical product failure rates and service repair costs using management’s judgment. Our typical warranty period is one year except for the MicroMaxx system, which has, with certain exceptions, a five-year warranty period. The warranty is included with the original purchase. In addition to our standard warranty, we offer extended warranty and service agreements for coverage beyond the standard warranty period or coverage above what is covered by the standard warranty.

Research and development

     Research and development costs are expensed as incurred with the exception of equipment acquired for research and development activities that has alternative future uses. We have determined that technological feasibility for our software-related products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, we expense all software-related research and development costs when incurred.

Advertising costs

     We expense costs for advertising and promotional activities as incurred. Advertising and promotional expenses for the years ended December 31, 2006, 2005 and 2004 were $11.7 million, $11.2 million, and $5.9 million.

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

Stock-based compensation

     Prior to adoption of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), we accounted for those plans under the intrinsic value method in accordance with the provisions of Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, compensation cost related to stock option grants to employees had been recognized only to the extent that the fair market value of the stock exceeded the exercise price of the stock option at the date of the grant. We recognized compensation expense for the fair value of restricted stock unit (“RSU”) grants ratably over the applicable vesting period. The fair value was based on the market price of our stock on the date of grant. We recorded share-based compensation related to stock options in accordance with the accelerated methodology described in Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”).

     On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash inflows in our consolidated statement of cash flows, in accordance with the provision of the Emerging Issues Task Force (“EITF”) Issue No.00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a cash provided by financing activities, rather than as an operating cash flow on a prospective basis, and therefore reduces cash provided by operating activities and increases cash provided by financing activities. This amount, determined using the method provided by SFAS 123R for awards that were vested as of January 1, 2006, is shown as “Excess tax benefit from exercise of stock options” on our consolidated statement of cash flows. We have adopted the “long-haul” method to calculate the historical pool of windfall tax benefits, under which we calculate on a grant by grant basis the windfall or excess tax benefit that arose upon exercise of each award based on a comparison to the total tax deduction to the “as-if” deferred tax asset that would have been recorded had we followed the recognition provisions of SFAS 123 since its effective date. We use a tax law ordering methodology for determining when tax benefits from stock option exercises are realized. Total cash flows remain unchanged from what has been previously reported.

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

     The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004
Net income	$7,231	$5,436	$22,972
Weighted average common shares outstanding used in computing
basic net income per share	16,274	15,549	14,829
Effect of dilutive stock options and restricted stock units	583	626	908
Weighted average common and potential common shares
outstanding used in computing diluted net income per share	16,857	16,175	15,737
Net income per share:
Basic	$0.44	$0.35	$1.55
Diluted	$0.43	$0.34	$1.46

     We exclude equity instruments from the calculation of diluted weighted average shares outstanding if the effect of including such instruments is antidilutive to net income per share. Accordingly, certain employee stock options and restricted stock units totaling approximately 344,000, 149,000 and 70,000 for years ended December 31, 2006, 2005 and 2004 have been excluded from the calculation of diluted weighted average shares.

Accumulated other comprehensive income

     Unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments are included in accumulated other comprehensive income.

     The following are the components of accumulated other comprehensive income at December 31 (in thousands):

	2006	2005	2004
Net unrealized loss on investments, net of tax	$(214)	$(324)	$(255)
Cumulative translation adjustments	1,471	1,177	1,464
Total accumulated other comprehensive income	$1,257	$853	$1,209

Foreign currency translation

     The functional currencies of our international subsidiaries, consisting primarily of the British pound, the Euro and the Japanese yen, are the local currency of the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses of international operations are translated at average rates of exchange prevailing during the period. Net realized and unrealized losses on currency transactions included in other income (loss) in the consolidated statements of operations were $0.4 million, $0.8 million and $0.6 million for the years ended December 31, 2006, 2005 and 2004.

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recent accounting pronouncements

     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We do not believe that the adoption of FIN 48 will have a significant impact on our consolidated financial statements.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 did not impact our consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the provisions of SFAS 157 to determine the impact on our consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), including an amendment to FASB Statement No. 115. Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years that begin after November 15, 2007. We are currently reviewing the provisions of SFAS 159 to determine the impact on our consolidated financial statements.

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

     Our license from ATL bears a royalty equivalent to a percentage of the net sales of ultrasound products under fifteen pounds that use ATL technology. A reduction in the royalty percentage owed to ATL became effective in September 2004. Royalty payments are required through September 21, 2007. For the years ended December 31, 2006, 2005 and 2004, we incurred a royalty expense to ATL of $2.2 million, $2.0 million and $2.6 million, which is included in cost of revenue.

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Cash, cash equivalents and investment securities

     The following table summarizes our cash, cash equivalents and investment securities at fair value (in thousands):

	As of December 31,
	2006	2005
Cash	$36,038	$7,002
Cash equivalents:
Money market accounts	9,635	19,807
Total cash and cash equivalents	$45,673	$26,809

Investment securities:
Short-term	$38,428	$25,426
Long-term	$3,014	$18,569

     The amortized cost, gross unrealized holding gains and losses and fair value of investment securities classified as available-for-sale securities as of December 31 were as follows (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
2006:
Short-term:
U.S. Government and agencies	$4,047	$—	$(6)	$4,041
Corporate bonds	17,418	5	(22)	17,401
Asset-backed securities	17,108	—	(122)	16,986
Total short-term investments	$38,573	$5	$(150)	$38,428
Long-term:
Corporate bonds	$1,552	$—	$(14)	$1,538
Asset-backed securities	1,494	—	(18)	1,476
Total long-term investments	$3,046	$—	$(32)	$3,014

2005:
Short-term:
U.S. Government and agencies	$3,498	$—	$(14)	$3,484
Corporate bonds	9,748	—	(72)	9,676
Asset-backed securities	12,322	3	(59)	12,266
Total short-term investments	$25,568	$3	$(145)	$25,426
Long-term:
Corporate bonds	$8,212	$—	$(66)	$8,146
Asset-backed securities	10,577	2	(156)	10,423
Total long-term investments	$18,789	$2	$(222)	$18,569

     Long-term investments generally mature in less than three years.

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The following table summarizes our realized gains and losses on investments for the years ended December 31 (in thousands):

	2006	2005	2004
Gains	$18	$1	$55
Losses	(13)	(25)	(19)
Realized gain (loss), net	$5	$(24)	$36

     Short-term and long-term investments with unrealized losses as of December 31, 2006, consisted of the following (in thousands):

	Gross
	Unrealized
	Holding	Fair
Loss position for less than 12 months:	Losses	Value
U.S. Government and agencies	$6	$4,041
Corporate bonds	10	7,942
Asset-backed securities	22	7,414

	38	19,397
Loss position for more than 12 months:
U.S. Government and agencies	—	—
Corporate bonds	26	8,019
Asset-backed securities	118	9,710
	144	17,729
Total	$182	$37,126

     The gross unrealized losses of $0.2 million on 36 securities as of December 31, 2006 and $0.4 million on 35 securities as of December 31, 2005, were primarily caused by changes in interest rates. There were no losses recognized for other-than-temporary impairments during 2006, 2005 or 2004.

5. Financial statement detail as of December 31, 2006 and 2005

     Inventories consisted of the following (in thousands):

	2006	2005
Raw material	$9,035	$8,856
Work-in-process	19	58
Demonstration inventory	5,665	4,532
Finished goods	8,301	7,289
Total inventories	$23,020	$20,735

     Property and equipment consisted of the following (in thousands):

	2006	2005
Equipment, other than computer	$12,623	$10,977
Software	6,725	5,128
Computer equipment	4,346	3,976
Furniture and fixtures	2,879	2,062
Leasehold improvements	2,564	1,554
	29,137	23,697
Less accumulated depreciation and amortization	(18,952)	(16,309)
Total property and equipment, net	$10,185	$7,388

     Depreciation expense for the years ended December 31, 2006, 2005, and 2004 was $2.7 million, $2.7 million and $2.6 million.

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Accrued expenses consisted of the following (in thousands):

	2006	2005
Payroll and related	$6,463	$7,601
Outside services	899	1,007
Warranty, current portion	777	488
Royalties	1,394	1,288
Other	5,926	2,083
Total accrued expenses	$15,459	$12,467

     We have classified amounts of our warranty liability as non-current based upon our estimated timing of repair costs. The warranty liability is summarized as follows (in thousands):

	Beginning	Charged to	Applied to	End
	of year	cost of revenue	liability	of year
Year ended December 31, 2006	$995	$2,397	$(1,074)	$2,318
Year ended December 31, 2005	$561	$1,049	$(615)	$995
Year ended December 31, 2004	$381	$709	$(529)	$561

6. Acquisitions

     In May 2004, we acquired 100% of the outstanding common shares of SonoMetric Health, Inc. (“SonoMetric”). The results of SonoMetric’s operations have been included in our consolidated financial statements since that date. SonoMetric’s primary product was designed to be used with ultrasound technology to measure the intima media thickness (“IMT”) of the carotid artery. Increased thickness of the IMT in the carotid artery is associated with an increased risk of developing atherosclerosis, which is a leading cause of heart disease. We sell a stand-alone version of the acquired software, SonoCalc, and incorporated the software into the MicroMaxx system. We believe this acquisition enhances the sales of our products in the cardiovascular disease diagnostic market.

     We purchased all of SonoMetric’s outstanding common shares for an immediate cash payment of $1.5 million, plus future cash payments of up to $4.5 million contingent upon the amount of revenue recognized from the sale of the software over the five-year period following the closing date of the acquisition. In addition to the immediate cash payment, we also incurred $0.4 million in acquisition-related expenses, bringing the initial aggregate purchase price to $1.9 million. We had accrued contingent payments of $0.7 million and $0.7 million as of December 31, 2006 and 2005, respectively, as a result of revenue recognized on the sale of the software. These contingent payments are recorded as additional goodwill. This business combination was not material to our operations.

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

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

     At December 31, 2004, we held a 30% ownership interest in SonoSite China Medical. In April 2005, we acquired the remaining 70% of SonoSite China Medical for $0.4 million. The results of SonoSite China Medical operations have been included in our consolidated financial statements since that date. The estimated fair value of the assets acquired and liabilities assumed at the date of acquisition was $0.5 million primarily for indefinite-lived intangible assets, including $0.1 million of deferred tax assets. The indefinite-lived intangible asset represents reacquired distribution rights. We have determined that they have indefinite lives because there are no legal, regulatory or contractual provisions that may limit their useful lives. We accounted for this acquisition in accordance with EITF Issue No. 04-01, “Accounting for Preexisting Relationships between Parties to a Business Combination” which provides that if certain conditions are met the settlement of a preexisting relationship should be recorded separate from the business combination. We concluded that none of those conditions existed in this transaction and accordingly none of the amount was recorded as settlement of a preexisting relationship.

7. Goodwill and other intangible assets

     As of December 31, 2006, goodwill was $2.5 million and intangible assets subject to amortization, which collectively had a remaining weighted average useful life of 4.0 years, were $0.9 million, net of accumulated amortization of $1.1 million. Amortization expense of $0.4 million, $0.4 million and $0.3 million related to intangible assets was recorded for the years ended December 31, 2006, 2005 and 2004. Amortization expense of intangible assets is estimated to be $0.3 million in 2007, and $0.2 million per year in 2008, 2009 and 2010. As of December 31, 2006, indefinite-lived intangible assets were $0.5 million. During the fourth quarter of 2006, we completed our annual impairment assessment of our goodwill and indefinite-lived intangible assets and determined that they were not impaired.

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

     The currencies hedged during 2006 were the British pound, the Euro, the Japanese yen, the Australian dollar and the Canadian dollar. As of December 31, 2006, we had $32.5 million in notional amount of foreign currency forward contracts. The fair value of these contracts as of December 31, 2006 was not material to our results of operations or financial position. These contracts expire on January 29, 2007 or March 30, 2007 and serve as economic hedges of a substantial portion of our intercompany balances denominated in a currency other than the USD. Net recognized gains (losses) from foreign currency forward contracts for the years ended December 31, 2006, 2005 and 2004 totaled $(1.1) million, $2.3 million and $(2.0) million, and are included in other income (loss) in the consolidated statements of operations. These gains and losses were substantially offset by foreign exchange gains and losses on intercompany balances.

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Shareholders’ equity

Stock compensation plans

     At December 31, 2006, we had seven stock-based employee compensation plans: the 1998 Nonofficer Employee Stock Option Plan (“1998 NOE Plan”), the 1998 Stock Option Plan (“1998 Plan”), the Nonemployee Director Stock Option Plan (“Director Plan”), the Management Incentive Compensation Plan (“MIC Plan”), the Adjustment Plan, the 2005 Stock Incentive Plan (“2005 Plan”) and the 2005 Employee Stock Purchase Plan (“2005 ESPP Plan”). Additionally, through 2004, we granted a total of 165,000 options outside of these plans to corporate officers, which are included within the information presented herein and contain similar provisions to our 1998 Plan.

     Total stock-based compensation expense recognized in our consolidated statement of operations for the years ended December 31, 2006, 2005 and 2004 were $7.3 million, $0.3 million and $0.1, respectively, before income taxes. Stock-based compensation expense relates to stock options of $4.0 million, RSU awards of $2.7 million and the employee stock purchase plan of $0.6 million in 2006, RSU awards of $0.4 million net of the reversal of stock options of $0.1 million in 2005, and stock options of $0.1 million in 2004. The related deferred tax benefit was $2.3 million and $0.1 million for the years ended December 31, 2006 and 2005. The amount of stock-based compensation capitalized to inventory was not material as of December 31, 2006.

     Under the 1998 NOE Plan, 1998 Plan, MIC Plan, 2005 Plan and option grants outside our stock option plans, as of December 31, 2006, 2,797,851 total shares of common stock were authorized primarily for issuance upon exercise of stock options at prices equal to the fair market value of our common shares at the date of grant. As of December 31, 2006, 539,356 shares were available for grant under these stock option plans. In most cases, stock options issued prior to October 22, 2002 are exercisable at 25% each year over a four-year vesting period and have a ten-year term from the grant date. In October 2002, our Board of Directors approved a change in the vesting schedule for employee option grants made after October 22, 2002 so that first-time grants issued to new employees vest 25% after one year of employment and then monthly over the next three years, and grants made to employees after their first year of employment vest monthly over four years.

     Under the Director Plan, as of December 31, 2004, 125,000 shares of common stock were authorized for issuance of stock options at prices equal to the fair market value of our common shares at the date of grant. At December 31, 2004, there were no longer shares available for grant under this Plan. Stock options are exercisable and vest in full one year following their grant date provided the optionee has continued to serve as our director. Each option expires on the earlier of ten years from the grant date or 90 days following the termination of a director’s service as our director.

     The 2005 ESPP Plan, which qualifies under Section 423 of the Internal Revenue Code, permits all U.S. based employees to purchase shares of our common stock. Participating employees may purchase common stock through payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. As of December 31, 2006 1,000,000 shares of common stock were authorized for issuance under the 2005 ESPP Plan. During the years ended December 31, 2006 and 2005, 76,907 and 28,251 shares of common stock were issued under this plan, respectively.

     We also have an Adjustment Plan, which includes options granted in connection with the dividend distribution occurring on April 6, 1998. As part of this distribution, existing ATL option holders received one of our options for every six ATL options held. There was no change to the intrinsic value of the option grant, ratio of exercise price to market value, vesting provisions or option period as a result of the distribution. As of December 31, 2006, 6,322 shares of common stock were authorized primarily for issuance upon exercise of stock options at prices equal to the fair market value of our common shares at the date of grant.

     Prior to the spin-off from ATL, we had no stock option plans specifically identified as our plans. All stock options granted through that date were part of ATL option plans.

     In 2003, we granted 10,000 options to a non-employee and, in accordance with the provisions of SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”) and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, calculated the fair value of the options using the Black-Scholes valuation model based on the following assumptions for the year ended December 31, 2004: expected volatility of 60%, risk-free interest rate of 4.2%, term of 9.1 years, and zero dividend yield. For the year ended December 31, 2004, we recorded stock-based compensation expense related to these options of $139,000 in accordance with the accelerated methodology described in FIN 28. During the year ended December 31, 2005, we determined that the vesting requirements of the 10,000 options would not be met. Accordingly, we reversed $102,000 in previously recorded stock-based compensation expense.

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The following table illustrates the impact of our adoption of SFAS 123R on selected line items from our consolidated financial statements for the year ended December 31, 2006 (in thousands, except per share data):

	December 31, 2006
	As Reported	Under APB 25
Income before income taxes	$7,813	$12,432
Net income	$7,231	$10,402
Net income per share:
Basic	$0.44	$0.64
Diluted	$0.43	$0.62
Cash flows from operating activities	$10,790	$12,796
Cash flows from financing activities	$12,167	$10,161

     The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	2005	2004
Net income, as reported	$5,436	$22,972
Add: stock-based compensation expense included in reported net income, net of tax	255	—
Deduct: stock-based compensation expense determined under fair value method
for all awards, net of tax	(2,527)	8,803
Pro forma net income	$3,164	$31,775
Basic net income per share:
As reported	$0.35	$1.55
Pro forma	$0.20	$2.14
Diluted net income per share:
As reported	$0.34	$1.46
Pro forma	$0.19	$2.04

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

     The fair value for stock option awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2006, 2005 and 2004:

	Stock Options			ESPP
	2006	2005	2004	2006
Expected term (in years)	4.6	5.4	6.5	0.5
Expected stock price volatility	41%	54%	57%	29%
Risk-free interest rate	4.6%	3.9%	3.5%	5.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair value of options granted	$16.45	$15.59	$14.10	$7.92

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

     The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience. In conjunction with the adoption of SFAS 123R, we changed our method of attributing the value of stock-based compensation expense from the accelerated multiple-option method to the straight-line single-option method. Compensation expense for all stock-based awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple-option method, while compensation expense for all stock-based awards granted subsequent to December 31, 2005 will be recognized using the straight-line single-option method. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

Summary of stock option activity

     The following table presents summary stock option activity for the year ended December 31, 2006 (shares presented in thousands):

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic value
	Shares	price	life	(in thousands)
Outstanding, beginning of year	1,830	$18.95
Granted	437	$39.95
Exercised	(492)	$16.78
Forfeited	(149)	$31.14
Expired	(14)	$20.49
Outstanding, end of year	1,612	$24.17	5.28	$14,260
Exercisable, end of year	1,230	$20.35	4.91	$13,818

     The aggregate intrinsic value in the table above is based on our closing stock price of $30.93 as of December 31, 2006, which would have been received by the optionees, excluding applicable income taxes, had all options been exercised on that date. As of December 31, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was $4.0 million, which is expected to be recognized over a weighted average period of approximately 1.8 years. During the years ended December 31, 2006, 2005 and 2004, the total intrinsic value of stock options exercised was $11.1 million, $10.5 million and $8.7 million, respectively.

     The Company issues new shares of common stock upon exercise of stock options.

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The following is a summary of stock options outstanding as of December 31, 2006 (shares presented in thousands):

	Options outstanding			Options exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
	Number	contractual	exercise	Number	exercise
Range of exercise prices	outstanding	life	price	exercisable	price
$ 6.94 – $15.47	370	3.16	$12.10	368	$12.09
$15.71 – $19.35	366	5.91	$17.37	356	$17.40
$19.46 – $28.25	345	5.68	$24.29	310	$24.42
$28.31 – $38.97	266	6.18	$33.78	122	$31.30
$40.58 – $40.58	265	5.93	$40.58	74	$40.58
	1,612	5.28	$24.17	1,230	$20.35

Restricted stock units

     We have granted RSU awards to employees under the 1998 Plan and the 2005 Plan. Generally, the vesting period for our RSU awards is three years from the date of grant. As of December 31, 2006, total unrecognized stock-based compensation expense related to nonvested RSU awards was $8.8 million, which is expected to be recognized over a weighted average period of approximately 2.3 years. During the year ended December 31, 2006, we recorded stock-based compensation expense related to these RSU awards of $2.7 million, net of $0.1 million of cumulative catch up adjustment that reduced the expense for the effect of estimated forfeitures.

     The following table presents summary RSU award activity for the year ended December 31, 2006 (shares presented in thousands):

		Weighted
		average
		grant date
	Shares	fair value
Non-vested, beginning of period	93	$33.05
Granted	387	$36.52
Vested	—	$—
Forfeited	(66)	$36.99
Non-vested, end of period	414	$35.67

     No RSU awards vested during the year ended December 31, 2006.

Stock purchase rights

     In April 1998, we and First Chicago Trust Company of New York (“First Chicago”) entered into a Rights Agreement. The Rights Agreement was subsequently amended in October 2001 to reflect that EquiServe Trust Company, N.A. had succeeded First Chicago as the rights agent, and in August 2003, to reflect certain changes approved by our Board of Directors. The Rights Agreement has certain anti-takeover provisions, which will cause substantial dilution to a person or group that attempts to acquire us. Under the Rights Agreement, each of our shareholders has one share purchase right for each share of common stock held, with each right having an exercise price approximating our board of directors’ estimate of the long-term value of one share of our common stock. The rights are triggered if an acquiror acquires, or successfully makes a tender offer for, 20% or more of our outstanding common stock. In such event, each shareholder other than the acquiror would have the right to purchase, at the exercise price, a number of newly issued shares of our capital stock at a 50% discount. If the acquiror were to acquire 50% or more of our assets or earning power, each shareholder would have the right to purchase, at the exercise price, a number of shares of acquiror’s stock at a 50% discount. Our board of directors may redeem the rights at a nominal cost at any time before a person acquires 20% or more of our outstanding common stock, which allows board-approved transactions to proceed. In addition, our board of directors may exchange all or part of the rights (other than rights held by the acquiror) for such number of shares of our common stock equal in value to the exercise price. Such an exchange produces the desired dilution without actually requiring our shareholders to purchase shares.

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Income taxes

The components of income before income taxes are as follows (in thousands):

	2006	2005	2004
U.S. operations	$5,334	$6,550	$11,042
Foreign operations	2,479	1,298	(7,382)
Total income before income taxes	$7,813	$7,848	$3,660

The components of income tax (provision) benefit are as follows (in thousands):

	2006	2005	2004
Current:
U.S. Federal	$(170)	$(96)	$(134)
State and local	(77)	(27)	(100)
Foreign	(115)	(77)	—
Total Current	(362)	(200)	(234)
Deferred:
U.S. Federal	(1,931)	(2,088)	19,169
State and local	(141)	(124)	377
Foreign	1,852	—	—
Total Deferred	(220)	(2,212)	19,546
Total income tax (provision) benefit	$(582)	$(2,412)	$19,312

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the net income or loss. The sources and tax effects of the differences for the years ended December 31 are as follows:

	2006	2005	2004
U.S. federal tax expense at statutory rates	34.0%	34.0%	34.0%
State income taxes, net of federal benefits	1.9%	1.9%	1.8%
Meals and entertainment	1.6%	1.3%	2.3%
Expiring state net operating losses	1.3%	—	—
Research and experimentation credits	(2.5)%	(2.7)%	(2.0)%
Other	2.7%	(3.8)%	4.2%
Valuation allowance changes and tax uncertainties	(31.6)%	—	(568.0)%
Effective tax rate	7.4%	30.7%	(527.7)%

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31 are as follows (in thousands):

	2006	2005
Deferred tax assets:
Domestic net operating loss carryforwards	$16,336	$19,971
Foreign net operating loss carryforwards and other deferred tax items	1,237	3,981
Research and experimentation tax credit carryforwards	2,498	2,574
Allowances and accruals not recognized for tax purposes	5,980	2,397
Stock-based compensation	2,346	144
Other	1,193	1,140
Gross deferred tax assets	29,590	30,207
Valuation allowance	—	(3,981)
	29,590	26,226
Deferred tax liabilities:
Depreciation and amortization	(132)	(267)
Net deferred tax assets	$29,458	$25,959

     The valuation allowance on deferred taxes decreased by $4.0 million in 2006, decreased by $1.0 million in 2005 and decreased by $23.7 million in 2004.

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

     The valuation allowance on foreign deferred tax assets was eliminated in 2006 because current operations and recent earnings history indicate that realization of the related deferred tax assets are now more likely than not to occur.

     For income tax purposes, our results through the spin-off from ATL were included in the consolidated federal income tax return of ATL and, accordingly, the net operating loss (“NOL”) generated prior to the spin-off from ATL is not available to us for use in periods subsequent to that date. During the period from the spin-off from ATL through December 31, 2006 we accumulated U.S. federal income tax NOL carryforwards of $47.6 million that begin expiring in 2019 and will be fully expired in 2025 and foreign NOL carryforwards of $10.7 million, of which $10.3 million are perpetual in nature and $0.4 expire in 2014. Additionally, we accumulated research and experimentation tax credit carryforwards of $2.5 million that will expire between 2018 and 2026 and alternative minimum tax credits of $0.4 million that are perpetual in nature.

     We have not provided for U.S. deferred taxes on earnings of non-U.S. subsidiaries as such earnings are deemed permanently reinvested. Determination of unrecorded deferred taxes on earnings of non-U.S. subsidiaries is not practicable.

     Under certain provisions of the Internal Revenue Code of 1986, as amended, the availability and utilization of our NOL and tax credit carryforwards may be subject to limitation if it should be determined that there has been a change in ownership of more than 50%.

11. Employee Benefit Plan

401(k) Retirement Savings Plan

     All our employees in the U.S. are eligible to participate in our 401(k) Plan. Terms of the 401(k) Plan permit an employee to contribute up to a maximum of 16% of an employee’s annual compensation on a post-tax or pre-tax basis, up to the maximum permissible by the Internal Revenue Service during any plan year. We match each employee’s contribution in increments equivalent to 100% for the first 3% and 50% for the second 3% of the employee’s contribution percentage. In 2006, 2005 and 2004 we contributed $1.3 million, $1.0 million and $0.9 million in matching contributions to the 401(k) Plan in accordance with the plan’s terms. Employees immediately vest in the contributions the employee makes. Vesting in our contribution on behalf of the employee occurs at equal increments at the end of each year of the first five years of an employee’s service with us.

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Commitments and contingencies

Indemnification Obligations and Guarantees (excluding product warranty)

     We apply the disclosure provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”), to our agreements that contain guarantee or indemnification clauses. We provide (i) indemnifications of varying scope and size to our customers and distributors against claims of intellectual property infringement made by third parties arising from the use of our products; (ii) indemnifications of varying scope and size to our customers against third party claims arising as a result of defects in our products; (iii) indemnifications of varying scope and size to consultants against third party claims arising from the services they provide to us; and (iv) guarantees to support obligations of some of our subsidiaries such as lease payments. These indemnifications and guarantees give rise only to the disclosure provisions of FIN 45.

     To date, we have not incurred material costs as a result of these obligations and do not expect to incur material costs in the future. Accordingly, we have not accrued any liabilities in our financial statements related to these indemnifications or guarantees.

Operating leases

     We currently lease office and manufacturing space, automobiles and office equipment under operating leases. As of December 31, 2006, future minimum lease payments are as follows (in thousands):

2007	$2,738
2008	2,449
2009	2,249
2010	2,128
2011	2,101
Thereafter	4,822
Total	$16,487

     Rent expense for the years ended December 31, 2006, 2005 and 2004 was $2.3 million, $2.7 million and $2.2 million.

Other commitments

     In 2005, we entered into an agreement to contribute up to $1.0 million to a research university. This pledge, which is to be paid over a four-year period, is conditioned upon our election to make a payment on an annual basis. We paid $0.3 million in 2006 and $0.1 million in 2005.

     As part of our agreements with our suppliers, suppliers may procure resources and material expected to be used for the manufacture of our product in accordance with our production schedule provided to them. In the event these items are not used in the quantities submitted as part of the production schedule or material becomes obsolete as a result of production timing, material changes or design changes, we may be responsible for compensating our suppliers for these procurements. As of December 31, 2006, these commitments were not significant.

     As part of obtaining our lease for our current facility, we are required to deposit $0.1 million, representing restricted cash with our bank. Additionally, at December 31, 2006 we maintained a deposit of $0.6 million with our bank in the United Kingdom as security for payment of customs and duties charges. Both amounts are included in other long-term assets.

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     In the U.S., we have complemented our direct sales efforts by entering into group purchasing agreements with major healthcare group purchasing organizations (“GPO”). Typically, a GPO negotiates with medical suppliers, such as us, on behalf of the GPO’s member healthcare facilities, providing such members with uniform pricing and terms and conditions. In exchange, the GPO identifies us as a preferred supplier for its members. Member facilities participating in the GPO’s purchasing program can consist of hospitals, medical group practices, nursing homes, surgery centers, managed care organizations, long term care facilities, clinics and integrated delivery networks. Currently, we have GPO supply agreements with various groups including AmeriNet, Inc., Premier, Inc., Novation LLC, MedAssets HSCA, Inc., Broadlane, Inc. (includes Kaiser Permanente, Tenet Healthcare and others) and Consorta, Inc. These agreements require us to pay fees based on the amount of sales generated from these agreements. For the years ended December 31, 2006, 2005 and 2004, we recorded fees related to these agreements as sales and marketing expenses in the amounts of $1.4 million, $1.0 million and $0.5 million, respectively.

Contingencies

     In December 2006, a favorable judgment from a Federal U.S. District Court in Texas was affirmed at the appellate level in a patent infringement suit that had been pending against us since 2001. Following is a chronology of this lawsuit. On July 24, 2001, Neutrino Development Corporation (“Neutrino”) filed a complaint against us in U.S. District Court, Southern District of Texas, Houston Division, alleging infringement of U.S. Patent 6,221,021, or the ‘021 patent, by SonoSite as a result of our use, sale and manufacture of the SonoSite 180, SonoSite 180PLUS, SonoHeart and SonoHeart Plus devices (the “Original Products”). Subsequently, the SonoHeart ELITE, iLook, TITAN and MicroMaxx systems were also added to the lawsuit (the “New Products”). The complaint asserted claims for preliminary and permanent injunctive relief enjoining all alleged acts of infringement, compensatory and enhanced damages, attorney’s fees and costs, and pre- and post-judgment interest. On September 30, 2004, the Texas court ruled that SonoSite’s products infringed the ‘021 patent claims as previously construed by the court.

     On March 21, 2006, the district court granted SonoSite’s motion for summary judgment of patent invalidity based on new matter. The district court found that Neutrino improperly amended the ‘021 patent in violation of the U.S. patent laws to include a description of a component being portable and sized to be handheld which was not disclosed in the original patent application. In a final judgment, the district court declared that the claims being asserted against SonoSite in the ‘021 patent are invalid for new matter, vacated and set aside its September 2004 ruling on infringement, and dismissed Neutrino’s claims and causes of action “with prejudice”.

     The plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. and oral argument on the appeal took place on December 5, 2006. On December 8, 2006, the Court of Appeals unanimously affirmed the Texas court’s summary judgment of invalidity in favor of SonoSite, and relied on the District Court’s opinion instead of writing a new one. On December 15, 2006, Neutrino filed a motion for a panel rehearing and a motion for a rehearing en banc. The Court of Appeals denied both motions on January 19, 2007. On January 24, 2007, Neutrino filed a notice with the Texas district court of its intent to file a Petition of Certiorari to the U.S. Supreme Court. We have not yet seen the petition. Our motions to declare the case “exceptional” and to recover our attorneys’ fees and costs are pending in the Texas district court. We expense legal costs as incurred.

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

	2006	2005	2004
United States	$89,732	$79,794	$61,253
Europe, Africa and the Middle East	48,940	41,213	35,016
Japan	12,633	11,939	9,731
Canada, South and Latin America	12,260	9,580	4,678
Asia Pacific	7,518	4,965	5,139
Total revenue	$171,083	$147,491	$115,817

     Long-lived assets, excluding investment securities, deferred tax assets and restricted cash, included in other assets, by geographic location as of December 31 are as follows (in thousands):

	2006	2005
United States	$13,233	$9,987
International	1,663	1,599
Total long-lived assets	$14,896	$11,586

SONOSITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Quarterly results—unaudited

	For the three months ended,
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2006:
Revenue	$36,869	$39,515	$40,346	$54,353
Cost of revenue	10,991	10,835	11,707	16,140
Gross margin	25,878	28,680	28,639	38,213
Operating expenses	27,085	27,896	29,230	33,363
Other income (loss)	660	1,132	1,125	1,060
Income tax (provision) benefit	184	(622)	(59)	(85)
Net income (loss)	$(363)	$1,294	$475	$5,825
Net income (loss) per share:
Basic	$(0.02)	$0.08	$0.03	$0.35
Diluted	$(0.02)	$0.08	$0.03	$0.34
Shares used in computation of net income (loss) per share:
Basic	16,013	16,303	16,366	16,409
Diluted	16,013	16,922	16,903	16,918

2005:
Revenue	$33,965	$33,515	$34,809	$45,202
Cost of revenue	10,120	10,367	10,297	12,868
Gross margin	23,845	23,148	24,512	32,334
Operating expenses	22,232	26,276	22,442	25,997
Other income (loss)	(224)	122	454	604
Income tax (provision) benefit	(664)	954	(1,078)	(1,624)
Net income (loss)	$725	$(2,052)	$1,446	$5,317
Net income (loss) per share:
Basic	$0.05	$(0.13)	$0.09	$0.34
Diluted	$0.05	$(0.13)	$0.09	$0.32
Shares used in computation of net income (loss) per share:
Basic	15,318	15,431	15,630	15,810
Diluted	15,961	15,431	16,285	16,397

     The quarterly information presented above reflects, in the opinion of management, all adjustments necessary (which are of a normal and recurring nature, except for a tax benefit recorded in the quarter ended December 31, 2006 related to the reversal of the valuation allowance on foreign deferred taxes) for a fair presentation of the results for the interim period presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

     As of December 31, 2006, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act), and they have concluded that, due to the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Management’s report on internal control over financial reporting

     Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 as required by the Exchange Act Rule 13a-15(c). In making this assessment, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

     A “material weakness” is defined as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

     Our management’s evaluation and assessment of our internal control over financial reporting concluded that internal control over financial reporting was ineffective as of December 31, 2006, as a result of the following material weakness:

As of December 31, 2006, we did not have the appropriate level of expertise to properly prepare and review our accounting for income taxes. As a result of this deficiency in our internal control over financial reporting, we did not detect errors in the measurement of income tax amounts as of and for the year ended December 31, 2006. In addition, this deficiency resulted in more than a remote likelihood that a material misstatement of income taxes in the annual or interim consolidated financial statements would not be prevented or detected.

     KPMG LLP, an independent registered public accounting firm, has issued an audit report on management’s assessment of our internal control over financial reporting. Their report is included in Item 8. in the section titled “Reports of Independent Registered Public Accounting Firm.”

(c) Changes in internal control over financial reporting

     During 2006, we have made various improvements to our system of internal control. We continue to review, revise and improve the effectiveness of our internal controls. We have made no changes, other than the items noted below, in the Company’s internal control over financial reporting in connection with our fourth quarter evaluation that would materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

     During our fourth quarter of 2006, our tax resources, who had the background and expertise in the tax provision preparation process, resigned. We continued to use a third party tax firm to provide expertise related to accounting and reporting for income taxes and plan to hire additional tax resources in 2007.

ITEM 9B. OTHER INFORMATION

     For each of the executive officers named in the 2007 proxy statement under the heading “Executive Officers,” we have entered into change-in-control agreements. These agreements are substantially similar to each other. We will file the proxy statement within 120 days of December 31, 2006.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is included in our proxy statement for our 2007 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the headings “Election of Directors” and “Executive Officers.” We will file the proxy statement within 120 days of December 31, 2006.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is included in our proxy statement for our 2007 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Executive Compensation.” We will file the proxy statement within 120 days of December 31, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is included in our proxy statement for our 2007 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management.” We will file the proxy statement within 120 days of December 31, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities may be issued to employees, directors, consultants, advisors or other persons in exchange for consideration in the form of services as of December 31, 2006.

	Number of securities to		Number of securities remaining
	be issued upon exercise	Weighted-average exercise	available for future issuance under
	of outstanding options,	price of outstanding	equity compensation plans
	restricted stock units,	options, restricted stock	(excluding securities reflected in
	warrants and rights	units, warrants and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation
plans approved by
security holders	1,565,000 (1)	$18.57	402,000

Equity compensation
plans not approved
by security holders	461,000 (2)	$21.48	137,000

Total	2,026,000	$19.23	539,000

(1)	Issuable under our 1998 Stock Option Plan, Management Incentive Compensation Plan, Nonemployee Director Stock Option Adjustment Plan and 2005 Stock Incentive Plan. The plans are described in Note 9 to the Consolidated Financial Statements in our Annual Report on Form 10-k for the fiscal year ended December 31, 2006.

(2)	Issuable under our 1998 Nonofficer Employee Stock Option Plan as described in Note 9 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Also includes 85,000 options outside of all plans issued to corporate officers, which are also described in Note 9 to the Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included in our proxy statement for our 2007 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Certain Relationships and Related Transactions.” We will file the proxy statement within 120 days of December 31, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is included in our proxy statement for our 2007 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Fee Disclosures.” We will file the proxy statement within 120 days of December 31, 2006.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1)	Financial Statements—See “Index to Financial Statements” under Item 8 of this Report.

(2)	Financial Statement Schedule.

Schedule II
Valuation and Qualifying Accounts

		Additions charged
	Balance at	to general and
	beginning	administrative		Balance at
	of year	expense or revenue	Deductions	end of year
	(in thousands)
Year ended December 31, 2006:
Accounts receivable allowances	$1,227	$1,500	$1,582	$1,145
Year ended December 31, 2005:
Accounts receivable allowances	$942	$854	$569	$1,227
Year ended December 31, 2004:
Accounts receivable allowances	$933	$501	$492	$942

(3)	Exhibits.

Exhibit
No.	Description
3.1 (A)	Restated Articles of Incorporation of the registrant (exhibit 3.1)
3.3 (E)	Amended and Restated Bylaws of the registrant (exhibit 3.1)
4.1 (A)	Rights Agreement between First Chicago Trust Company and the registrant, dated April 6, 1998 (exhibit 4.1)
4.2 (E)	Amendment to Rights Agreement, dated August 8, 2001 (exhibit 4.2)
4.3 (F)	Amendment to Rights Agreement, dated October 24, 2001 (exhibit 4.3)
4.4 (I)	Amendment to Rights Agreement, dated August 25, 2003 (exhibit 4.1)
10.1 (G)	1998 Stock Option Plan, as amended and restated (exhibit 10.1)
10.2 (A)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 1998 Stock Option Plan (exhibit 10.2)
10.3 (H)	1998 Nonofficer Employee Stock Option Plan, as amended and restated (exhibit 10.1)
10.4 (E)	Nonemployee Director Stock Option Plan, as amended and restated (exhibit 10.3)
10.5 (C)	Management Incentive Compensation Plan (exhibit 10.5)
10.6 (B)	Adjustment Plan (exhibit 10.6)
10.7 (A)	Form of Senior Management Employment Agreement between the registrant and each of Kevin M. Goodwin, Michael J. Schuh and Bradley G. Garrett (exhibit 10.7)
10.8 (A)	Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended (exhibit 10.9)
10.9 (F)	Third Amendment to Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, dated as of March 10, 2000 (exhibit 10.9)
10.10 (D)	Lease Agreement between Riggs & Company, a division of Riggs Bank N.A., and the registrant, dated December 28, 1999 (exhibit 10.14)
10.11 (D)*	Distribution Agreement between Olympus Optical Co. Ltd. and the registrant, dated August 1, 1999 (exhibit 10.15)
10.12 (F)	Assignment of Distribution Agreement by and among Olympus Optical Co., Ltd., Olympus Promarketing, Inc. and the registrant, dated effective September 28, 2001 (exhibit 10.12)
10.13 (J)	Option Notice Agreement, dated July 17, 2000, between the registrant and Michael J. Schuh (exhibit 99.1)
10.14 (J)	Option Notice Agreement, dated July 24, 2000, between the registrant and Daniel Walton (exhibit 99.2)
10.15 (K)	Option Notice Agreement, dated September 11, 2003, between the registrant and Henry (Skip) Krause (exhibit 99.1)
10.16 (K)	Option Notice Agreement, dated September 22, 2003, between the registrant and Marla Koreis (exhibit 99.2)
10.17 (L)*	Distribution Agreement between Boston Scientific Corporation and the registrant, dated August 4, 2004 (exhibit 10.1)
10.18 (M)	SonoSite, Inc. FY2005 Variable Incentive Bonus Plan (exhibit 10.1)
10.19 (N)	2005 Stock Incentive Plan (exhibit 10.1)
10.20 (N)	2005 Employee Stock Purchase Plan (exhibit 10.2)

10.21 (O)	Nonqualified Stock Option Notice Agreement between the registrant and Mike Ambielli (exhibit 99.1)
10.21 (O)	Nonqualified Stock Option Notice Agreement between the registrant and John Lowell (exhibit 99.2)
10.23 (P)	1998 Stock Option Plan Stock Option Award Agreement (exhibit 10.1)
10.24 (P)	2005 Stock Incentive Plan Restricted Stock Unit Agreement (exhibit 10.2)
10.25 (P)	2005 Stock Incentive Plan Stock Option agreement (Nonstatutory) (exhibit 10.3)
10.26 (Q)	Separation Agreement and General Release between the registrant and Henry Krause dated August 8, 2005 (exhibit 10.1)
10.27 (R)	FY2006 Variable Incentive Bonus Plan (exhibit 10.1)
10.28 (S)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 2005 Stock Incentive Plan (exhibit 10.1)
10.29 (S)	2005 Stock Incentive Plan Stock Option Agreement (Non Statutory) (exhibit 10.2)
10.30 (S)	2005 Stock Incentive Plan Restricted Stock Unit Agreement (Non Statutory) (exhibit 10.3)
10.31 (T)	FY2007 Variable Incentive Bonus Plan (exhibit 10.1)
21.1†	Subsidiaries of the registrant
23.1†	Consent of KPMG LLP, independent registered public accounting firm
24.1†	Power of attorney (contained on signature page)
31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

†	Filed herewith.
*	Confidential treatment requested.
(A)	Incorporated by reference to the designated exhibit included in SonoSite’s Registration Statement on Form S-1 (Registration No. 333-714157) filed on October 3, 1999.
(B)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10 (SEC File No. 000-23791) filed on March 19, 1998.
(C)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 1998 (SEC File No. 000-23791) filed on March 22, 1999.
(D)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 1999 (SEC File No. 000-23791) filed on March 30, 2000.
(E)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-23791) filed on November 13, 2001.
(F)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 2001 (SEC File No. 000-23791) filed on February 22, 2002.
(G)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 000-23791) filed on May 13, 2002.
(H)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 000-23791) filed on August 13, 2002.
(I)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on August 26, 2003 (SEC File No. 000-23791) filed on August 26, 2003.
(J)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333-51820) filed on December 14, 2000.
(K)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333-110913) filed on December 4, 2003.
(L)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 000-23791) filed on November 9, 2004.
(M)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K (SEC File No. 000-23791) filed on December 20, 2004.
(N)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on April 28, 2005.
(O)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 filed on April 29, 2005.
(P)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2005 filed on August 9, 2005.
(Q)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on September 15, 2005.
(R)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on December 9, 2005.
(S)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 7, 2006.
(T)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 15, 2007.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONOSITE, INC.
	By	/s/ Michael J. Schuh
Michael J. Schuh
Vice President-Finance, Chief Financial
Officer, and Treasurer

Date: March 14, 2007

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 14th day of March 2007.

/S/ KIRBY L. CRAMER	Chairman of the Board
Kirby L. Cramer

/S/ KEVIN M. GOODWIN	President, Chief Executive Officer and Director
Kevin M. Goodwin	(Principal Executive Officer)

/S/ MICHAEL J. SCHUH	Vice President-Finance, Chief Financial Officer, and
Michael J. Schuh	Treasurer (Principal Financial and Accounting Officer)

/S/ CARMEN L. DIERSEN	Director
Carmen L. Diersen

/S/ EDWARD V. FRITZKY	Director
Edward V. Fritzky

/S/ STEVEN R. GOLDSTEIN, M.D.	Director
Steven R. Goldstein, M.D.

/S/ PAUL V. HAACK	Director
Paul V. Haack

/S/ ROBERT G. HAUSER, M.D.	Director
Robert G. Hauser, M.D.

/S/ WILLIAM G. PARZYBOK, JR.	Director
William G. Parzybok, Jr.

/S/ JEFFREY PFEFFER, PH.D.	Director
Jeffrey Pfeffer, Ph.D.

/S/ JACQUES SOUQUET, PH.D.	Director
Jacques Souquet, Ph.D.

INDEX TO EXHIBITS

Exhibit
No.	Description
3.1 (A)	Restated Articles of Incorporation of the registrant (exhibit 3.1)
3.3 (E)	Amended and Restated Bylaws of the registrant (exhibit 3.1)
4.1 (A)	Rights Agreement between First Chicago Trust Company and the registrant, dated April 6, 1998 (exhibit 4.1)
4.2 (E)	Amendment to Rights Agreement, dated August 8, 2001 (exhibit 4.2)
4.3 (F)	Amendment to Rights Agreement, dated October 24, 2001 (exhibit 4.3)
4.4 (I)	Amendment to Rights Agreement, dated August 25, 2003 (exhibit 4.1)
10.1 (G)	1998 Stock Option Plan, as amended and restated (exhibit 10.1)
10.2 (A)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 1998 Stock Option Plan (exhibit 10.2)
10.3 (H)	1998 Nonofficer Employee Stock Option Plan, as amended and restated (exhibit 10.1)
10.4 (E)	Nonemployee Director Stock Option Plan, as amended and restated (exhibit 10.3)
10.5 (C)	Management Incentive Compensation Plan (exhibit 10.5)
10.6 (B)	Adjustment Plan (exhibit 10.6)
10.7 (A)	Form of Senior Management Employment Agreement between the registrant and each of Kevin M. Goodwin, Michael J. Schuh and Bradley G. Garrett (exhibit 10.7)
10.8 (A)	Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended (exhibit 10.9)
10.9 (F)	Third Amendment to Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, dated as of March 10, 2000 (exhibit 10.9)
10.10 (D)	Lease Agreement between Riggs & Company, a division of Riggs Bank N.A., and the registrant, dated December 28, 1999 (exhibit 10.14)
10.11 (D)*	Distribution Agreement between Olympus Optical Co. Ltd. and the registrant, dated August 1, 1999 (exhibit 10.15)
10.12 (F)	Assignment of Distribution Agreement by and among Olympus Optical Co., Ltd., Olympus Promarketing, Inc. and the registrant, dated effective September 28, 2001 (exhibit 10.12)
10.13 (J)	Option Notice Agreement, dated July 17, 2000, between the registrant and Michael J. Schuh (exhibit 99.1)
10.14 (J)	Option Notice Agreement, dated July 24, 2000, between the registrant and Daniel Walton (exhibit 99.2)
10.15 (K)	Option Notice Agreement, dated September 11, 2003, between the registrant and Henry (Skip) Krause (exhibit 99.1)
10.16 (K)	Option Notice Agreement, dated September 22, 2003, between the registrant and Marla Koreis (exhibit 99.2)
10.17 (L)*	Distribution Agreement between Boston Scientific Corporation and the registrant, dated August 4, 2004 (exhibit 10.1)
10.18 (M)	SonoSite, Inc. FY2005 Variable Incentive Bonus Plan (exhibit 10.1)
10.19 (N)	2005 Stock Incentive Plan (exhibit 10.1)
10.20 (N)	2005 Employee Stock Purchase Plan (exhibit 10.2)
10.21 (O)	Nonqualified Stock Option Notice Agreement between the registrant and Mike Ambielli (exhibit 99.1)
10.21 (O)	Nonqualified Stock Option Notice Agreement between the registrant and John Lowell (exhibit 99.2)
10.23 (P)	1998 Stock Option Plan Stock Option Award Agreement (exhibit 10.1)
10.24 (P)	2005 Stock Incentive Plan Restricted Stock Unit Agreement (exhibit 10.2)
10.25 (P)	2005 Stock Incentive Plan Stock Option agreement (Nonstatutory) (exhibit 10.3)
10.26 (Q)	Separation Agreement and General Release between the registrant and Henry Krause dated August 8, 2005 (exhibit 10.1)
10.27 (R)	FY2006 Variable Incentive Bonus Plan (exhibit 10.1)
10.28 (S)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 2005 Stock Incentive Plan (exhibit 10.1)
10.29 (S)	2005 Stock Incentive Plan Stock Option Agreement (Non Statutory) (exhibit 10.2)
10.30 (S)	2005 Stock Incentive Plan Restricted Stock Unit Agreement (Non Statutory) (exhibit 10.3)
10.31 (T)	FY2007 Variable Incentive Bonus Plan (exhibit 10.1)
21.1†	Subsidiaries of the registrant
23.1†	Consent of KPMG LLP, independent registered public accounting firm
24.1†	Power of attorney (contained on signature page)
31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
†	Filed herewith.
*	Confidential treatment requested.

(A)	Incorporated by reference to the designated exhibit included in SonoSite’s Registration Statement on Form S-1 (Registration No. 333- 714157) filed on October 3, 1999.
(B)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10 (SEC File No. 000-23791) filed on March 19, 1998.
(C)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 1998 (SEC File No. 000-23791) filed on March 22, 1999.
(D)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 1999 (SEC File No. 000-23791) filed on March 30, 2000.
(E)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-23791) filed on November 13, 2001.
(F)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 2001 (SEC File No. 000-23791) filed on February 22, 2002.
(G)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 000-23791) filed on May 13, 2002.
(H)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 000-23791) filed on August 13, 2002.
(I)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on August 26, 2003 (SEC File No. 000-23791) filed on August 26, 2003.
(J)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333- 51820) filed on December 14, 2000.
(K)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333- 110913) filed on December 4, 2003.
(L)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 000-23791) filed on November 9, 2004.
(M)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K (SEC File No. 000-23791) filed on December 20, 2004.
(N)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on April 28, 2005.
(O)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 filed on April 29, 2005.
(P)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2005 filed on August 9, 2005.
(Q)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on September 15, 2005.
(R)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on December 9, 2005.
(S)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 7, 2006.
(T)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 15, 2007.