Form 10-Q
period 2007-03-31
SONOSITE INC
filed 2007-05-10
CIK 1055355

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2007

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

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ]   No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	16,597,403
(Class)	(Outstanding as of April 30, 2007)

SonoSite, Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2007

PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

SonoSite, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(In thousands, except share data)	March 31,	December 31,
Assets	2007	2006

Current assets:
Cash and cash equivalents	$56,787	$45,673
Short-term investment securities	39,582	38,428
Accounts receivable, less allowances of $1,114 and $1,145	43,381	52,838
Inventories	24,027	23,020
Deferred income taxes	9,853	9,729
Prepaid expenses and other current assets	2,937	2,776

Total current assets	176,567	172,464

Property and equipment, net	10,817	10,752
Investment securities	1,475	3,014
Deferred income taxes	20,785	19,729
Goodwill and intangible assets, net	3,911	3,864
Other assets	1,736	1,687

Total assets	$215,291	$211,510

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$6,893	$6,450
Accrued expenses	15,036	15,459
Deferred revenue, current portion	3,183	3,253

Total current liabilities	25,112	25,162

Other liabilities, net of current	5,958	5,317

Total liabilities	31,070	30,479

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1.00 par value
Authorized shares--6,000,000
Issued and outstanding shares--none	--
Common stock, $.01 par value
Authorized shares--50,000,000
Issued and outstanding shares:
As of March 31, 2007--16,541,342	165
As of December 31, 2006--16,441,177		164
Additional paid-in-capital	235,073	231,387
Accumulated deficit	(52,340)	(51,777)
Accumulated other comprehensive income	1,323	1,257

Total shareholders' equity	184,221	181,031

Total liabilities and shareholders' equity	$215,291	$211,510

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

(In thousands, except net loss per share)	Three Months Ended
	March 31,

	2007	2006

Revenue	$42,795	$36,869
Cost of revenue	12,875	10,991

Gross margin	29,920	25,878

Operating expenses:
Research and development	6,143	3,956
Sales and marketing	21,972	19,283
General and administrative	4,053	3,846

Total operating expenses	32,168	27,085

Total other income, net	1,302	660

Loss before income taxes	(946)	(547)

Income tax benefit	383	184

Net loss	$(563)	$(363)

Basic and diluted net loss per share	$(0.03)	$(0.02)

Weighted average common shares used in computing net loss per share	16,494	16,013

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,

(In thousands)	2007	2006

Operating activities:
Net loss	$(563)	$(363)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,103	717
Loss on sale of property and equipment	--	93
Net loss on investments	--	3
Amortization of premiums (discounts) on investment securities	(336)	62
Stock-based compensation	1,920	1,324
Deferred income tax benefit	(836)	(184)
Excess tax benefit from exercise of stock options	(149)	(1,544)
Changes in operating assets and liabilities:
Accounts receivable	9,628	5,041
Inventories	(911)	(653)
Prepaid expenses and other assets	(182)	(385)
Accounts payable	1,075	(381)
Accrued expenses	(450)	(919)
Deferred liabilities	400	113

Net cash provided by operating activities	10,699	2,924

Investing activities:
Purchases of investment securities	(43,669)	(3,403)
Proceeds from sales/maturities of investment securities	44,446	3,901
Purchases of property and equipment	(1,050)	(309)
Proceeds from sale of property and equipment	--	25
Earn-out consideration associated with SonoMetric acquisition	(654)	(797)

Net cash used in investing activities	(927)	(583)

Financing activities:
Excess tax benefit from exercise of stock options	149	1,544
Proceeds from exercise of stock options	1,415	6,135

Net cash provided by financing activities	1,564	7,679

Effect of exchange rate changes on cash and cash equivalents	(222)	(60)

Net change in cash and cash equivalents	11,114	9,960
Cash and cash equivalents at beginning of period	45,673	26,809

Cash and cash equivalents at end of period	$56,787	$36,769

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$138	$21

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Interim Financial Information

Basis of Presentation

     The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information reflects, in the opinion of SonoSite, Inc. management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of expected results for the entire year ending December 31, 2007 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006, included in our Annual Report on Form 10-K.

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

     Inventories consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2007	2006

Raw material	$9,288	$9,035
Work-in-process	20	19
Demonstration inventory	6,026	5,665
Finished goods	8,693	8,301

Total	$24,027	$23,020

Warranty expense

     We accrue estimated warranty expense at the time of sale for costs expected to be incurred under our product warranties. This provision for warranty expense is based upon our historical product failure rates and service repair costs as well as management's judgment. Our typical warranty period is one year except for the MicroMaxx system, which has, with certain exceptions, a five-year warranty period. The warranty is included with the original purchase. In addition to our standard warranty, we sell extended warranty and service agreements for coverage beyond the standard warranty period or coverage above what is covered by the standard warranty. Revenue from sales of extended warranty and service agreements are deferred and recognized over the extended period and such deferred amounts are recorded in Deferred Revenue. The warranty liability is summarized as follows (in thousands):

	Balance at	Charged		Balance at
	Beginning	to cost of	Applied to	end of
	of Period	Revenue	Liability	Period

Three months ended March 31, 2007	$2,317	$781	$(327)	$2,771
Three months ended March 31, 2006	$995	$494	$(226)	$1,263

Income taxes

     The income tax provision for the three months ended March 31, 2007 was based on projections of total year pre-tax income and the projected total year tax provision computed. Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards arising since our inception. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in our tax rate is recognized in income in the period of change. The increase in our consolidated effective tax rate for the three months ended March 31, 2007, as compared to 2006, results from unfavorable permanent items associated with stock based compensation and increasing foreign tax expense due to the release of valuation allowances against net operating losses in the fourth quarter of 2006 and the proportion of non-US income.

     On January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 is an interpretation of FASB Statement ("SFAS") No. 109, "Accounting for Income Taxes" and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations. Subsequent to adoption, interest and penalties incurred associated with unresolved income tax positions will be included in income tax expense. Accrued interest and penalties are insignificant.

     As of January 1, 2007, we had $2.5 million of unrecognized tax benefits, of which the entire amount would reduce income tax expense if ultimately recognized. The amount of unrecognized tax benefits did not materially change during the three months ended March 31, 2007. We do not expect any significant increases or decreases to our unrecognized tax benefits within 12 months of this reporting date.

     We conduct business globally and, as a result, file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by tax authorities throughout the world, including such major jurisdictions as France, Japan, United Kingdom and the U.S. We are subject to U.S. federal, state and local, or non-U.S., income tax examinations for years after 2002. However, carryforward attributes that were generated prior to 2002 may still be adjusted by a taxing authority upon examination if the attributes have been or will be used in a future period.

Net loss per share

     Basic and diluted net loss per share are calculated by dividing the net loss by the weighted average common shares outstanding during the period. Outstanding options to purchase our shares and restricted stock unit ("RSU") grants were not included in the computations of diluted net loss per share because to do so would be anti-dilutive. As of March 31, 2007 and 2006 our outstanding options and RSU awards totaled 1,998,000 and 2,037,000, respectively.

Accumulated other comprehensive income

     Unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments are included in accumulated other comprehensive income (loss).

7

     The following presents the components of comprehensive income (loss), net of tax, (in thousands):

	Three Months
	Ended March 31,

	2007	2006

Net loss	$(563)	$(363)
Other comprehensive loss:
Foreign currency translation adjustment	29	118
Unrealized holding gains (losses) arising during the period	37	(9)
Less reclassification adjustment for losses included in net loss	--	3

Comprehensive loss	$(497)	$(251)

Indemnification Obligations and Guarantees (excluding product warranty)

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

Segment reporting

     We currently have one reportable segment. We market our products in the United States and internationally through our direct sales force and our indirect distribution channels. Our chief operating decision maker evaluates resource allocation decisions and our performance based upon revenue recorded in geographic regions and does not receive financial information about expense allocation on a disaggregated basis. Geographic regions are determined by the shipping destination. Revenue by geographic location for the three months ended March 31, 2007 and 2006 are as follows (in thousands):

	Three Months
	Ended March 31,

	2007	2006

United States	$19,477	$18,150
Europe, Africa and the Middle East	14,231	12,669
Latin America and Canada	3,546	2,588
Asia Pacific	5,541	3,462

Total revenue	$42,795	$36,869

Recent accounting pronouncements

     In June of 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF 06-3"), which addresses how a company should address the disclosure of such items in interim and annual financial statements, either gross or net. EITF 06-3 is effective for all financial reports for interim and annual reporting periods beginning after December 15, 2006. We present sales net of sales taxes in our condensed consolidated statements of operations. No change in presentation resulted from the adoption of EITF 06-3.

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

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), including an amendment to FASB Statement No. 115. Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement consistent with the Board's long-term objectives for financial instruments. SFAS 159 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007. We are still in the process of evaluating the impact that adoption of SFAS 159 will have on our future consolidated financial statements.

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

     We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future quarterly reports on Form 10-Q, current reports on Form 8-K and annual reports on Form 10-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business in Item 1A. "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2006. These are risks that could cause our actual results to differ materially from those anticipated in our forward-looking statements or from our expected or historical results. Other factors besides the risks, uncertainties and possibly inaccurate assumptions described in this report could also affect actual results.

Overview

     We are the world leader in hand-carried ultrasound ("HCU"). We specialize in the development of HCU systems for use in a variety of medical specialties in a range of clinical settings. Our proprietary technologies have enabled us to design hand-carried diagnostic ultrasound systems that combine high resolution, all-digital, broadband imaging with advanced features and capabilities typically found on cart-based ultrasound systems. We believe that the performance, size, durability, ease of use and cost-effectiveness of our products are expanding existing ultrasound markets, and are opening new markets by bringing ultrasound out of the imaging lab to the point-of-care such as the patient's bedside or the physician's examining table for diagnosis and procedural guidance.

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

     We introduced our newest product, the MicroMaxx (R) system ("MicroMaxx system") in April 2005. This system is our third generation product and is based on our proprietary Application Specific Integrated Circuit ("ASIC") technology for high-resolution ultrasound imaging and offers image resolution comparable to costly, conventional cart-based ultrasound systems weighing over 200 pounds. Since its introduction, the company has offered several performance enhancements and expanded the system's capabilities that have been made available to existing customers as upgrades. Our first shipments of the MicroMaxx system began in June 2005 and it accounted for the majority of our revenue in 2006. The system addresses both new point-of-care ultrasound markets, as well as traditional ultrasound markets. A five-year warranty comes standard on the system and most of the transducers, a first in the ultrasound industry.

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

     As discussed in Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the year ended December 31, 2006, our critical accounting policies and estimates include accounts receivable, revenue recognition, valuation of inventories, goodwill, intangible assets, warranty expense, income taxes and stock-based compensation.

Results of Operations

Revenue

     Revenue increased to $42.8 million for the three months ended March 31, 2007 from $36.9 million for the three months ended March 31, 2006. The increase in 2007 compared to 2006 was attributable to increased sales from direct sales internationally and by enterprise sales in the U.S.

     U.S. revenue increased to $19.5 million for the three months ended March 31, 2007 from $18.2 million for the three months ended March 31, 2006. The increase in the first quarter 2007 compared to 2006 was attributable to increased enterprise sales.

     Revenue from Europe, Africa and the Middle East increased to $14.2 million for the three months ended March 31, 2007 from $12.7 million for the three months ended March 31, 2006, primarily due to an increase in revenue from direct selling in Europe offset by decreases in sales to our distributor in Italy as the Company is in the process of transitioning to direct selling in Italy. Revenue from Latin America and Canada increased to $3.6 million for the three months ended March 31, 2007 from $2.6 million for the three months ended March 31, 2006. The increase was primarily due to increased sales in Canada. Revenue from Asia Pacific increased to $5.5 million for the three months ended March 31, 2007 from $3.5 million for the three months ended March 31, 2006. The increase was primarily due to a bulk sale to a distributor in Japan.

     We anticipate that overall revenue will increase in 2007 compared to 2006 due to continued expansion of our direct selling efforts in the U.S., Europe, Canada and Australia, as well as our international distributors in Europe, Middle East, and India, the expansion of our sales operations in China, improvement in the sales operations in Germany, introduction of new product features, and the overall expansion of market awareness and acceptance of our products. However, the expansion of our sales operations in China, India, Japan and into the U.S. office market may not be as successful as anticipated and may take longer than expected.  We may encounter regulatory and other issues in selling our products in these markets. Our revenue may also be impacted by fluctuations in foreign exchange rates in the countries in which we sell our products in currencies other than the USD. Increased competition may also impact the extent of the increase in our anticipated growth in revenue. We currently face competition from larger companies, such as General Electric Healthcare, that manufacture cart-based and portable ultrasound systems and have greater financial and other resources.

Gross margin

     Gross margin was 69.9% for the three months ended March 31, 2007 and 70.2% for the three months ended March 31, 2006. The gross margin decreased over the prior year quarter primarily as a result of the greater mix of international sales and a bulk sale to the distributor in Japan.

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

Operating expenses

     Research and development expenses were $6.1 million for the three months ended March 31, 2007, compared to $4.0 million for the three months ended March 31, 2006. The increase was primarily due to increased product development activities.

     We anticipate that research and development expenses will increase in 2007 compared to 2006 due to increased development related to our next generation of hand-carried technology.

     Sales and marketing expenses were $22.0 million for the three months ended March 31, 2007, compared to $19.3 million for the three months ended March 31, 2006. The increase was attributable to increased emphasis on education and training programs, expansion of an alternate U.S. sales channel focused on the physician office market and expansion of our international operations.

     We anticipate that sales and marketing expenses will increase in 2007 compared to 2006 primarily due to marketing expenses for education and brand awareness, increased compensation for commissions related to the anticipated increase in revenue, and continued expansion of direct sales operations in Japan, Canada, Australia and in our European subsidiaries. Additionally, we will incur significant expenses in the expansion of our operations in China and India.

     General and administrative expenses were $4.1 million for the three months ended March 31, 2007, compared to $3.8 million for the three months ended March 31, 2006. The increase was attributable to increased headcount to support business growth, offset by a reduction in legal expenses.

     We anticipate that general and administrative expenses will not increase in 2007 compared to 2006 due to decreased legal expenses.

Other income

     Total other income was $1.3 million for the three months ended March 31, 2007 compared to $0.7 million for the three months ended March 31, 2006. The increase was attributable to an increase in interest income, which was caused by higher cash balances and higher average interest rates and a foreign currency transaction gain in 2007 compared to a loss in 2006.

Income tax expense

     Income tax benefit was $0.4 million for the three months ended March 31, 2007, compared to $0.2 million for the three months ended March 31, 2006. The increase in our consolidated effective tax rate for the three months ended March 31, 2007, as compared to 2006, results from unfavorable permanent items associated with stock based compensation and increasing foreign tax expense due to the release of valuation allowances against net operating losses in the fourth quarter of 2006 and the proportion of non-US income. We anticipate that our annual consolidated effective tax rate will be approximately 36%, which excludes the impact of excess tax deductions associated with our stock plans.

Liquidity and Capital Resources

     Our cash and cash equivalents balance was $56.8 million as of March 31, 2007, compared to $45.7 million as of December 31, 2006. Cash and cash equivalents were primarily invested in money market accounts. Our short-term and long-term investment securities totaled $41.1 million as of March 31, 2007, compared to $41.4 million as of December 31, 2006. Investment securities consist of high-grade U.S. government or corporate debt and high-grade asset-backed securities. We have the ability to hold our securities until maturity, however, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies.

     Operating activities provided cash of $10.7 million for the three months ended March 31, 2007, compared to cash provided of $2.9 million for the three months ended March 31, 2006. Net income for the three months ended March 31, 2007 was adjusted by non-cash stock-based compensation expense of $1.9 million, depreciation and amortization of $1.1 million and deferred income taxes of $0.8 million. Changes in operating assets provided $8.5 million and changes in operating liabilities provided $1.0 million. The change in operating assets is due to A/R collections being higher than sales for the quarter and the change in operating liabilities is due to the timing of payments of A/P. We anticipate that cash provided by operations will increase in 2007 compared to 2006 primarily due to anticipated continued profitable operations. This increase will depend on our ability to successfully sell our products, collect our receivables, control our inventories and manage our expenses. Our cash flow from operations will also be impacted by excess income tax benefits from the exercise of stock options, however, the amounts and timing of option exercising cannot be predicted.

     Investing activities used cash of $0.9 million for the three months ended March 31, 2007, compared to cash used of $0.6 million for the three months ended March 31, 2006. The cash used in 2007 was primarily due to purchases of property and equipment of $1.1 million and payment of $0.7 million of earn-out consideration associated with the acquisition of SonoMetric Health, Inc.

     Financing activities provided cash of $1.6 million for the three months ended March 31, 2007, compared to $7.7 million for the three months ended March 31, 2006. Cash provided by financing activities was due to proceeds from the exercise of stock options totaling $1.4 million in 2007 compared to $6.1 million in 2006. Additionally, tax deductions in excess of recognized compensation expense decreased to $0.1 million in 2007 from $1.5 million in 2006.

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

Risk Factors

     A complete listing of our risk factors is contained in the Item 1A. "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

     We are exposed to market risk relating to changes in interest rates, which could adversely affect the value of our investments in marketable securities.

     As of March 31, 2007, our portfolio consisted of $39.6 million of interest-bearing debt securities with maturities of less than one year and $1.5 million of interest-bearing debt securities with maturities of more than one year. We have the ability to hold these securities until maturity, however, we have classified them as available-for-sale in the event of unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for 2007 from a hypothetical 10% increase in market interest rates would not have a material impact on the investment portfolio.

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

     As of March 31, 2007, 64% of our outstanding accounts receivable balance was from international customers, of which 54%, or $14.9 million, was denominated in a currency other than USDs. Total sales for the three months ended March 31, 2007 denominated in a currency other than USDs were $14.5 million, or 34.0% of total consolidated revenues. The British pound, the Euro and the Japanese yen represented the majority of financial transactions executed in a currency not denominated in USDs. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk.  In addition, we utilize letters of credit where they are warranted in order to mitigate our collection risk.

     We periodically enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. As of March 31, 2007, we had $21.1 million in notional amount of foreign currency forward contracts.  These contracts expire on June 29, 2007 and serve as hedges of a substantial portion of our intercompany balances denominated in a currency other than the USD, but are not designated as hedges for accounting purposes.  These foreign currencies primarily include the British pound, the Euro and the Japanese yen. A sensitivity analysis of a change in the fair value of these contracts indicates that if the USD weakened by 10% against the applicable foreign currency, the fair value of these contracts would decrease by $2.1 million. Conversely, if the USD strengthened by 10% against the applicable foreign currency, the fair value of these contracts would increase by $2.1 million. Any gains and losses on the fair value of these contracts would be largely mitigated by offsetting losses and gains on the underlying transactions. These offsetting gains and losses are not reflected in the sensitivity analysis above. The fair value gain of these contracts as of March 31, 2007 was not material. Changes in fair value of our derivative instruments are recorded in our consolidated statements of operations.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

     As of March 31, 2007, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act), and they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal control over financial reporting

     We continue to review, revise and improve the effectiveness of our internal controls.  We have made no changes in the Company's internal controls over financial reporting during the first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

     On February 21, 2007, we filed a patent infringement suit against Zonare Medical Systems, Inc. alleging that Zonare infringed one of our key patents through sales of its z.one ultrasound system. On March 14, 2007, Zonare filed an answer to our claim which included a counterclaim against the company alleging that our products infringe its patent related to its portable docking station. In an amended answer filed on April 4, 2007, Zonare specified that SonoSite's line of Titan products and stands infringed its patent.

     In December 2006, a favorable judgment from a Federal U.S. District Court in Texas was affirmed at the appellate level by the Court of Appeals for the Federal Circuit in a patent infringement suit, Neutrino Development Corporation vs. SonoSite, that had been pending against us since 2001. A complete description of these legal proceedings is contained in Item 3. "Legal Proceedings" section of our Form 10-K for the period ended December 31, 2006. On April 19, 2007, the plaintiff filed a petition for writ of certiorari with the United States Supreme Court, asking the Court to review the appellate court decision. On March 30, 2007, the federal district court in Texas denied our motion to recover our attorneys' fees. We have filed notice to appeal that decision with the Court of Appeals for the Federal Circuit.

Item 4.    Submission of Matters to a Vote of Security Holders

     On April 24, 2007, we held our annual meeting of shareholders. As of the record date, February 26, 2007, there were 16,481,891 shares of common stock outstanding and entitled to vote at the meeting. At the meeting, 14,256,465 shares were represented, either in person or by proxy. The following proposals were adopted by the margins indicated:

1. To elect ten directors to our board of directors to serve until the 2008 annual meeting of shareholders.

	Number of Shares

	For	Withheld

Kirby L. Cramer	13,755,539	500,926
Carmen L. Diersen	14,124,469	131,996
Kevin M. Goodwin	14,122,113	134,352
Edward V. Fritzky	14,122,494	133,971
Steven R. Goldstein M.D.	13,686,668	569,797
Paul V. Haack	14,063,923	192,542
Robert G. Hauser, M.D.	13,697,901	558,564
William G. Parzybok, Jr.	14,122,198	134,267
Jeffrey Pfeffer, Ph.D.	13,687,886	568,579
Jacques Souquet, Ph.D.	13,699,821	556,644

2. To ratify the appointment of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2007.

For	Against	Abstain

14,018,734	227,052	10,679

Item 7.    Exhibits

Exhibit
No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOSITE, INC. (Registrant)

Dated:	May 9, 2007	By:	/s/ MICHAEL J. SCHUH

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