Form 10-Q
period 2007-06-30
SONOSITE INC
filed 2007-08-09
CIK 1055355

H

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2007

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

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ]   No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	16,653,882
(Class)	(Outstanding as of July 31, 2007)

SonoSite, Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2007

PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

SonoSite, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(In thousands, except share data)	June 30,	December 31,
Assets	2007	2006

Current assets:
Cash and cash equivalents	$49,968	$45,673
Short-term investment securities	49,605	38,428
Accounts receivable, less allowances of $1,195 and $1,145	43,682	52,838
Inventories	25,415	23,020
Deferred income taxes	6,845	7,684
Prepaid expenses and other current assets	5,758	4,821

Total current assets	181,273	172,464

Property and equipment, net	10,664	10,752
Investment securities	579	3,014
Deferred income taxes	20,591	19,729
Goodwill and intangible assets, net	4,107	3,864
Other assets	2,264	1,687

Total assets	$219,478	$211,510

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$5,365	$6,450
Accrued expenses	14,374	15,459
Deferred revenue, current portion	3,359	3,253

Total current liabilities	23,098	25,162

Other liabilities, net of current	6,085	5,317

Total liabilities	29,183	30,479

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1.00 par value
Authorized shares--6,000,000
Issued and outstanding shares--none	--	--
Common stock, $.01 par value
Authorized shares--50,000,000
Issued and outstanding shares:
As of June 30, 2007--16,650,377	167
As of December 31, 2006--16,441,177		164
Additional paid-in-capital	239,423	231,387
Accumulated deficit	(50,633)	(51,777)
Accumulated other comprehensive income	1,338	1,257

Total shareholders' equity	190,295	181,031

Total liabilities and shareholders' equity	$219,478	$211,510

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

(In thousands, except net income per share)	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2007	2006	2007	2006

Revenue	$47,397	$39,515	$90,192	$76,384
Cost of revenue	14,651	10,835	27,526	21,826

Gross margin	32,746	28,680	62,666	54,558

Operating expenses:
Research and development	6,511	4,741	12,654	8,697
Sales and marketing	20,873	19,591	42,845	38,874
General and administrative	3,892	3,564	7,945	7,410

Total operating expenses	31,276	27,896	63,444	54,981

Total other income	1,272	1,132	2,574	1,792

Income before income taxes	2,742	1,916	1,796	1,369

Income tax provision	1,035	622	652	438

Net income	$1,707	$1,294	$1,144	$931

Net income per share
Basic	$0.10	$0.08	$0.07	$0.06

Diluted	$0.10	$0.08	$0.07	$0.06

Weighted average common and potential
common shares outstanding
Basic	16,606	16,303	16,550	16,159

Diluted	17,112	16,922	17,061	16,832

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,

(In thousands)	2007	2006

Operating activities:
Net income	$1,144	$931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,117	1,553
Loss on sale of property and equipment	--	43
Net gain on investments	--	(3)
Amortization of premiums (discounts) on investment securities	(801)	55
Stock-based compensation	3,783	3,425
Deferred income tax provision	749	1,351
Excess tax benefit from exercise of stock options	(334)	(1,818)
Changes in operating assets and liabilities:
Accounts receivable	9,482	2,968
Inventories	(2,223)	(2,147)
Prepaid expenses and other assets	(1,444)	(247)
Accounts payable	(496)	614
Accrued expenses	(991)	(1,597)
Deferred liabilities	252	667

Net cash provided by operating activities	11,238	5,795

Investing activities:
Purchases of investment securities	(136,487)	(20,094)
Proceeds from sales/maturities of investment securities	128,623	8,259
Purchases of property and equipment	(1,830)	(1,375)
Proceeds from sale of property and equipment	--	75
Earn-out consideration associated with SonoMetric acquisition	(654)	(797)

Net cash used in investing activities	(10,348)	(13,932)

Financing activities:
Excess tax benefit from exercise of stock options	334	1,818
Proceeds from exercise of stock options and employee stock purchase plan	3,537	8,753

Net cash provided by financing activities	3,871	10,571

Effect of exchange rate changes on cash and cash equivalents	(466)	(660)

Net change in cash and cash equivalents	4,295	1,774
Cash and cash equivalents at beginning of period	45,673	26,809

Cash and cash equivalents at end of period	$49,968	$28,583

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$166	$52

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Interim Financial Information

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information reflects, in the opinion of SonoSite, Inc. management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of expected results for the entire year ending December 31, 2007 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006, included in our Annual Report on Form 10-K.

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

     Inventories consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2007	2006

Raw material	$8,623	$9,035
Work-in-process	3	19
Demonstration inventory	6,381	5,665
Finished goods	10,408	8,301

Total	$25,415	$23,020

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

	Balance at	Charged		Balance at
	Beginning	to cost of	Applied to	end of
	of Period	Revenue	Liability	Period

Three months ended June 30, 2007	$2,771	$730	$(301)	$3,200
Three months ended June 30, 2006	$1,263	$489	$(258)	$1,494

Six months ended June 30, 2007	$2,317	$1,511	$(628)	$3,200
Six months ended June 30, 2006	$995	$980	$(481)	$1,494

In addition to our standard warranty, we sell extended warranty and service agreements for coverage beyond the standard warranty period or coverage above what is covered by the standard warranty. Revenue from sales of extended warranty and service agreements are deferred and recognized over the extended period and such deferred amounts are recorded in deferred revenue.

Income taxes

     The income tax provision for the six months ended June 30, 2007 was based on projections of total year pre-tax income and the projected total year tax provision. Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards arising since our inception. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in our tax rate is recognized in income in the period of change.

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

      As of January 1, 2007, we had $2.5 million of unrecognized tax benefits, of which the entire amount would reduce income tax expense if ultimately recognized. The amount of unrecognized tax benefits did not materially change during the six months ended June 30, 2007. We do not expect any significant increases or decreases to our unrecognized tax benefits within 12 months of this reporting date.

      We conduct business globally and, as a result, file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by tax authorities throughout the world, including such major jurisdictions as the U.S., United Kingdom, France and Japan. We are subject to U.S. federal, state and local, or non-U.S. income tax examinations for years after 2002. However, carryforward attributes that were generated prior to 2002 may still be adjusted by a taxing authority upon examination if the attributes have been or will be used in a future period.

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

     The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2007	2006	2007	2006

Net income	$1,707	$1,294	$1,144	$931

Weighted average common shares outstanding used
in computing basic net income per share	16,606	16,303	16,550	16,159
Effect of dilutive stock options and restricted
stock units	506	619	511	673

Weighted average common shares outstanding used in
computing diluted net income per share	17,112	16,922	17,061	16,832

Net income per share:
Basic	$0.10	$0.08	$0.07	$0.06
Diluted	$0.10	$0.08	$0.07	$0.06

     We exclude equity instruments from the calculation of diluted weighted average shares outstanding if the effect of including such instruments is anti-dilutive to net income per share. Accordingly, certain employee stock options and restricted stock unit awards totaling 569,000 and 578,000 shares for the three and six months ended June 30, 2007, and 415,000 and 271,000 shares for the three and six months ended June 30, 2006, have been excluded from the calculation of diluted weighted average shares.

Accumulated other comprehensive income

     Unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments are included in accumulated other comprehensive income (loss).

     The following presents the components of comprehensive income (loss), net of tax, (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2007	2006	2007	2006

Net income	$1,707	$1,294	$1,144	$931
Other comprehensive income (loss):
Foreign currency translation adjustment	2	134	31	252
Unrealized holding gains (losses) arising during
the period	13	(19)	50	(28)
Less reclassification adjustment for gains
included in net income	--	(6)	--	(3)

Comprehensive income	$1,722	$1,403	$1,225	$1,152

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

Segment reporting

     We currently have one reportable segment. We market our products in the United States and internationally through our direct sales force and our indirect distribution channels. Our chief operating decision maker evaluates resource allocation decisions and our performance based upon revenue recorded in geographic regions and does not receive financial information about expense allocation on a disaggregated basis. Geographic regions are determined by the shipping destination. Revenue by geographic location for the three months and six months ended June 30, 2007 and 2006 are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2007	2006	2007	2006

United States	$23,464	$20,225	$42,941	$38,375
Europe, Africa and the Middle East	12,460	10,844	26,691	23,513
Latin America and Canada	4,431	3,236	7,977	5,824
Asia Pacific	7,042	5,210	12,583	8,672

Total revenue	$47,397	$39,515	$90,192	$76,384

Recent accounting pronouncements

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

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), including an amendment to FASB Statement No. 115. Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 is intended to expand the use of fair value measurement consistent with the Board's long-term objectives for financial instruments. SFAS 159 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007. We are still in the process of evaluating the impact that adoption of SFAS 159 will have on our future consolidated financial statements.

Subsequent Events

     On July 16, 2007, we completed the offering of $200 million aggregate principal amount of Convertible Senior Notes ("Notes") due 2014 in an offering registered under the Securities Act of 1933 as amended (the "Securities Act"). The Notes bear interest at a rate of 3.75% per annum payable January 15 and July 15. In certain circumstances and on or after April 15, 2014, the Notes will be convertible based on an initial conversion rate of 26.1792 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $38.20 per share.  Conversions will be settled in cash up to the principal amount of the notes, with any conversion value above the principal amount settled in shares of our common stock.  Holders of the Notes may require us to repurchase the notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of a fundamental change.  On July 27, 2007, the underwriters exercised their 30-day option to purchase up to $25 million in aggregate principal amount of additional notes to cover over-allotments.

     In connection with the offering, we used a portion of the proceeds of the offering to enter into a convertible note hedge transaction and a warrant transaction with an affiliate of one of the underwriters, which will cover approximately 42% of any Notes converted (including the over-allotment), and are intended to reduce the potential dilution to our common stockholders upon any such conversion by effectively increasing the conversion price for these notes to approximately $46.97 per share of our common stock, representing a 50% premium relative to the last reported sale price on July 10, 2007 of $31.31 per share. The cost of the convertible note hedge transaction was partially offset by proceeds received from the warrant transaction.

     The net proceeds from the offering, including the exercise of the underwriters' over-allotment option, were approximately $209 million, after deducting discounts, commissions and estimated expenses. In addition, we used a portion of the combined net proceeds of the offering and proceeds of $19.5 million from the warrants transactions to fund the $28.6 million cost of the convertible note hedge transactions.

     On July 24, 2007, we acquired all of the outstanding stock of LumenVu, Inc., a private development stage company that has developed, in conjunction with a leading academic research institution, a patented technology to improve the accuracy of catheter placement. The acquisition, which will be treated as an asset purchase, had a purchase price of approximately $13.5 million that consisted of cash consideration of $2.9 million, assumed liabilities of $0.6 million and contingent consideration of $10.0 million. We expect to introduce products based on this technology in late 2008.

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

     We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future quarterly reports on Form 10-Q, current reports on Form 8-K and annual reports on Form 10-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business in Item 1A. "Risk Factors" section of this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2006. These are risks that could cause our actual results to differ materially from those anticipated in our forward-looking statements or from our expected or historical results. Other factors besides the risks, uncertainties and possibly inaccurate assumptions described in this report could also affect actual results.

Overview

     We are the world leader in hand-carried ultrasound, or HCU, systems. We specialize in the development of HCU systems for use in a variety of medical specialties in a range of clinical settings. Our proprietary technologies have enabled us to design hand-carried diagnostic ultrasound systems that combine high resolution, all-digital, broadband imaging with advanced features and capabilities typically found on cart-based ultrasound systems. We believe that the performance, size, durability, ease of use and cost-effectiveness of our products are expanding existing ultrasound markets, and are opening new markets by bringing ultrasound out of the imaging lab to the point-of-care such as the patient's bedside or the physician's examining table for diagnosis and procedural guidance.

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

     We design our products for applications where ultrasound has not typically been used such as emergency medicine, surgery, critical care, internal medicine and vascular access procedures as well as for imaging in traditional applications, such as radiology, cardiology, vascular medicine and obstetrics and gynecology, or OB/Gyn. In addition, the U.S. military has successfully deployed our systems in traditional hospital settings, field hospitals and forward surgical teams in war zones and areas of conflict. We began shipping our first products in September 1999 and today have an installed base of thousands of systems worldwide.

     We introduced our newest product, the MicroMaxx (R) system, in April 2005. This system is our third-generation product and is based on our proprietary Application Specific Integrated Circuit technology for high-resolution ultrasound imaging. The MicroMaxx system offers image resolution comparable to costly, conventional cart-based ultrasound systems weighing over 200 pounds. Our first shipments of the MicroMaxx system began in June 2005 and it accounted for the majority of our revenue in 2006. The system addresses both traditional and emerging ultrasound markets and includes a five-year warranty on the system and most of the transducers, a first in the ultrasound industry.

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

     We currently face competition from companies that manufacture cart-based and portable ultrasound systems. Many of our competitors are larger and have greater resources than we do and offer a range of products broader than our products. The dominant competitors in this industry are GE Healthcare, a unit of General Electric Company, Siemens Medical Solutions, or Siemens, and Philips Medical Systems, a division of Koninklijke Philips Electronics, N.V., or Philips. In addition, as the market for high-performance, HCU systems develops, we expect competition to increase as potential and existing competitors enter the portable market or modify their existing products to more closely approximate the combined portability, quality, performance and cost of our products. Our current competitors in the portable market include GE Healthcare, Siemens, Philips, Biosound Esaote, Inc., Medison America Inc., a subsidiary of Medison Company, Ltd., or Medison America, Terason, a division of TeraTech Corporation, or Terason, and Zonare Medical Systems, Inc., a privately held company, or Zonare.

     We commenced operations as a division of ATL Ultrasound, Inc., or ATL. On April 6, 1998, we became an independent, publicly owned company through a distribution of one new share of our stock for every three shares of ATL stock held as of that date. ATL retained no ownership in SonoSite following the spin-off.

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

Results of Operations

Revenue

     Revenue increased to $47.4 million for the three months ended June 30, 2007 from $39.5 million for the three months ended June 30, 2006. Revenue increased to $90.2 million for the six months ended June 30, 2007 from $76.4 million for the six months ended June 30, 2006. The increase in the second quarter 2007 compared to 2006 was attributable to the increased mix of MicroMaxx sales and to increases in the international markets, with direct sales increasing more than distributor sales. The increase during the six months in 2007 compared to 2006 was attributable to the increased mix of MicroMaxx sales and to increased sales from direct sales internationally and to enterprise sales in the U.S.

     U.S. revenue increased to $23.5 million for the three months ended June 30, 2007 from $20.2 million for the three months ended June 30, 2006. U.S. revenue increased to $42.9 million for the six months ended June 30, 2007 from $38.4 million for the six months ended June 30, 2006.  The increase in the second quarter 2007 compared to 2006 was attributable to increased direct sales. The increase during the six months in 2007 as compared to 2006 was attributable equally to growth in direct sales and enterprise sales.

     Revenue from Europe, Africa and the Middle East increased to $12.5 million for the three months ended June 30, 2007 from $10.8 million for the three months ended June 30, 2006 primarily due to an increase in revenue from direct selling in Europe offset by decreases in sales to our distributor in Europe. Revenue from Europe, Africa and the Middle East increased to $26.7 million for the six months ended June 30, 2007 from $23.5 million for the six months ended June 30, 2006 primarily due to an increase in revenue from direct selling in Europe, led by the UK. During the six months ended June 30, 2006, we had experienced decreased sales in the UK resulting from a change in status of many hospitals from National Health System Trust hospitals to Foundation status, which impacted their processes on budgeting and spending in 2006.

     Revenue from Latin America and Canada increased to $4.4 million and $8.0 million for the three and six months ended June 30, 2007 from $3.2 million and $5.8 million for the three and six months ended June 30, 2006, as these newer markets continue to expand.

     Revenue from Asia Pacific increased to $7.0 million for the three months ended June 30, 2007 from $5.2 million for the three months ended June 30, 2006 attributable to our expanded operations in Australia and China. Revenue from Asia Pacific increased to $12.6 million for the six months ended June 30, 2007 from $8.7 million for the six months ended June 30, 2006 due expanded operations in Australia and China and a one-time sale to a distributor in the first quarter of 2007.

     We anticipate that overall revenue will increase in 2007 compared to 2006 due to continued expansion of our direct selling efforts in the U.S., Europe, Canada, Australia, Japan and Italy, as well as our international distributors in Europe, Middle East, and India, the expansion of our operations in China, improvement in the sales operations in Germany, introduction of new product features, and the overall expansion of market awareness and acceptance of our products. However, the expansion of our sales operations in China, India, Japan, Italy and into the U.S. office market may not be as successful as anticipated and may take longer than expected.  We may encounter regulatory and other issues in selling our products in these markets. Our revenue may also be impacted by fluctuations in foreign exchange rates in the countries in which we sell our products in currencies other than the USD. Increased competition may also impact the extent of the increase in our anticipated growth in revenue. We currently face competition from larger companies, such as GE Healthcare, that manufacture cart-based and portable ultrasound systems and have greater financial and other resources.

Gross margin

     Gross margin was 69.1% for the three months ended June 30, 2007 and 72.6% for the three months ended June 30, 2006. The gross margin decreased over the prior year quarter primarily as a result of the greater mix of international sales, particularly from lower margin sales in emerging geographic markets. Gross margin was 69.5% for the six months ended June 30, 2007 and 71.4% for the six months ended June 30, 2006. The gross margin decreased over the prior year as a result of the greater mix of international sales and a one-time sale to a distributor.

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

Operating expenses

     Research and development expenses were $6.5 million for the three months ended June 30, 2007, compared to $4.7 million for the three months ended June 30, 2006. Research and development expenses were $12.7 million for the six months ended June 30, 2007, compared to $8.7 million for the six months ended June 30, 2006. The increases were due to increased product development activities.

     We anticipate that research and development expenses will increase in 2007 compared to 2006 due to increased development related to our next generation of hand-carried technology.

     Sales and marketing expenses were $20.9 million for the three months ended June 30, 2007, compared to $19.6 million for the three months ended June 30, 2006. Sales and marketing expenses were $42.8 million for the six months ended June 30, 2007, compared to $38.9 million for the six months ended June 30, 2006. The increases were attributable to increased emphasis on education and training programs, expansion of an alternate U.S. sales channel focused on the physician office market and expansion of our international operations.

     We anticipate that sales and marketing expenses will increase in 2007 compared to 2006 primarily due to marketing expenses for education and brand awareness, increased compensation for commissions related to the anticipated increase in revenue, and continued expansion of direct sales operations in Japan, Canada, Australia and in our European subsidiaries. Additionally, we will incur significant expenses in the expansion of our operations in China, India and Italy.

     General and administrative expenses were $3.9 million for the three months ended June 30, 2007, compared to $3.6 million for the three months ended June 30, 2006. General and administrative expenses were $7.9 million for the six months ended June 30, 2007, compared to $7.4 million for the six months ended June 30, 2006.

     We anticipate that general and administrative expenses will increase in 2007 compared to 2006 primarily due to increased legal expenses and potential costs associated with future acquisitions.

Other income

     Total other income was $1.3 million for the three months ended June 30, 2007 compared to $1.1 million for the three months ended June 30, 2006. Total other income was $2.6 million for the six months ended June 30, 2007 compared to $1.8 million for the six months ended June 30, 2006. The increase was attributable to an increase in interest income, which was caused by higher cash and investment balances and higher average interest rates and an increase foreign currency transaction gain in 2007 compared to 2006.

Income tax expense

     Income tax expense was $1.0 million for the three months ended June 30, 2007, compared to $0.6 million for the three months ended June 30, 2006. Income tax expense was $0.7 million for the six months ended June 30, 2007, compared to $0.4 million for the six months ended June 30, 2006. The increase in our consolidated effective tax rate for the three and six months ended June 30, 2007, as compared to 2006, results from the unfavorable rate impact associated with stock based compensation expense and increased foreign tax expense due to the release of valuation allowances against net operating losses in the fourth quarter of 2006 and the proportion of non-US income. We anticipate that our annual consolidated effective tax rate will be approximately 36%, which excludes the impact of tax deductions resulting from disqualifying dispositions associated with our stock plans.

Liquidity and Capital Resources

     Our cash and cash equivalents balance was $50.0 million as of June 30, 2007, compared to $45.7 million as of December 31, 2006. Cash and cash equivalents were primarily invested in money market accounts. Our short-term and long-term investment securities totaled $50.2 million as of June 30, 2007, compared to $41.4 million as of December 31, 2006. Investment securities consist of high-grade U.S. government or corporate debt and high-grade asset-backed securities. We have the ability to hold our securities until maturity, however, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies.

     Operating activities provided cash of $11.2 million for the six months ended June 30, 2007, compared to cash provided of $5.8 million for the six months ended June 30, 2006. Net income for the six months ended June 30, 2007 was adjusted by non-cash stock-based compensation expense of $3.8 million, depreciation and amortization of $2.1 million and deferred income taxes of $0.7 million. Changes in operating assets provided $5.8 million and changes in operating liabilities used $1.2 million. The change in operating assets is due to accounts receivable collections being higher than sales for the six months ended June 30, 2007 as we collected cash from sales made in the fourth quarter of 2006 which were seasonally high and due to increased inventories to meet demand during the second half of 2007. The change in operating liabilities is due to the timing of payments of trade payables. We anticipate that cash provided by operations will increase in 2007 compared to 2006 primarily due to anticipated continued profitable operations. This increase will depend on our ability to successfully sell our products, collect our receivables, control our inventories and manage our expenses. Our cash flow from operations will also be impacted by excess income tax benefits from the exercise of stock options, however, the amounts and timing of option exercising cannot be predicted.

     Investing activities used cash of $10.3 million for the six months ended June 30, 2007, compared to cash used of $13.9 million for the six months ended June 30, 2006. The cash used in 2007 was primarily due to the net purchases of investment securities of $7.9 million, purchases of property and equipment of $1.8 million and payment of $0.7 million of earn-out consideration associated with the acquisition of SonoMetric Health, Inc.

     Financing activities provided cash of $3.9 million for the six months ended June 30, 2007, compared to $10.6 million for the six months ended June 30, 2006. Cash provided by financing activities was due to proceeds from the exercise of stock options and employee stock purchase plan totaling $3.5 million in 2007 compared to $8.8 million in 2006. Additionally, tax deductions in excess of recognized compensation expense decreased to $0.3 million in 2007 from $1.8 million in 2006.

     On July 16, 2007, we completed the offering of $200 million aggregate principal amount of Convertible Senior Notes ("Notes") due 2014 in an offering registered under the Securities Act of 1933 as amended (the "Securities Act"). The Notes bear interest at a rate of 3.75% per annum payable January 15 and July 15. In certain circumstances and on or after April 15, 2014, the Notes will be convertible based on an initial conversion rate of 26.1792 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $38.20 per share.  Conversions will be settled in cash up to the principal amount of the notes, with any conversion value above the principal amount settled in shares of our common stock.  Holders of the Notes may require us to repurchase the notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of a fundamental change.  On July 27, 2007, the underwriters exercised their 30-day option to purchase up to $25 million in aggregate principal amount of additional notes to cover over-allotments.

     We intend to use the net proceeds from this offering (remaining after the cost of the convertible note hedge and warrant transactions described below) to fund acquisitions from time-to-time of one or more complementary businesses or product lines. To the extent the net proceeds are not used for acquisitions, they will be used for general corporate purposes, which may include repayment of debt, capital expenditures, investments in our subsidiaries or as additions to working capital. Net proceeds may be temporarily invested prior to use.

     In connection with the offering, we used a portion of the proceeds of the offering to enter into a convertible note hedge transaction and a warrant transaction with an affiliate of one of the underwriters, which will cover approximately 42% of any Notes converted (including the over-allotment), and are intended to reduce the potential dilution to our common stockholders upon any such conversion by effectively increasing the conversion price for these notes to approximately $46.97 per share of our common stock, representing a 50% premium relative to the last reported sale price on July 10, 2007 of $31.31 per share. The cost of the convertible note hedge transaction was partially offset by proceeds received from the warrant transaction.

     The net proceeds from the offering, including the exercise of the underwriters' over-allotment option, were approximately $209 million, after deducting discounts, commissions and estimated expenses. In addition, SonoSite used a portion of the combined net proceeds of the offering and proceeds of $19.5 million from the warrants transaction to fund the $28.6 million cost of the convertible note hedge transaction.

      We believe that our existing cash and cash generated from operations will be sufficient to fund our operations and planned capital expenditures in 2007. Nevertheless, we may experience an increased need for additional cash due to:

•	any acquisition or strategic investment in another business;
•	any significant decline in our revenue or gross margin;
•	any delay or inability to collect accounts receivable;
•	any significant increase in expenditures as a result of expansion of our sales and marketing infrastructure, our manufacturing capability or our product development activities; and
•	any significant increase in our sales and marketing expenditures as a result of our introduction of new products.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

     We are exposed to market risk relating to changes in interest rates, which could adversely affect the value of our investments in marketable securities.

     As of June 30, 2007, our portfolio consisted of $49.6 million of interest-bearing debt securities with maturities of less than one year and $0.6 million of interest-bearing debt securities with maturities of more than one year. We have the ability to hold these securities until maturity, however, we have classified them as available-for-sale in the event of unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for 2007 from a hypothetical 10% increase in market interest rates would not have a material impact on the investment portfolio.

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

     As of June 30, 2007, 67% of our outstanding accounts receivable balance was from international customers, of which 51%, or $15.0 million, was denominated in a currency other than USDs. Total sales for the three months ended June 30, 2007 denominated in a currency other than USDs were $14.3 million, or 30% of total consolidated revenues. Total sales for the six months ended June 30, 2007 denominated in a currency other than USDs were $28.8 million, or 32% of total consolidated revenues. The British pound, the Euro and the Japanese yen represented the majority of financial transactions executed in a currency not denominated in USDs. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk.  In addition, we utilize letters of credit where they are warranted in order to mitigate our collection risk.

     We periodically enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. As of June 30, 2007, we had $19.4 million in notional amount of foreign currency forward contracts.  These contracts expire on September 26, 2007 and serve as hedges of a substantial portion of our intercompany balances denominated in a currency other than the USD, but are not designated as hedges for accounting purposes.  These foreign currencies primarily include the British pound, the Euro and the Japanese yen. A sensitivity analysis of a change in the fair value of these contracts indicates that if the USD weakened by 10% against the applicable foreign currency, the fair value of these contracts would decrease by $1.9 million. Conversely, if the USD strengthened by 10% against the applicable foreign currency, the fair value of these contracts would increase by $1.9 million. Any gains and losses on the fair value of these contracts would be largely mitigated by offsetting losses and gains on the underlying transactions. These offsetting gains and losses are not reflected in the sensitivity analysis above. The fair value loss of these contracts as of June 30, 2007 was $0.2 million. Changes in fair value of our derivative instruments are recorded in our consolidated statements of operations.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

     As of June 30, 2007, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act), and they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal control over financial reporting

     We continue to review, revise and improve the effectiveness of our internal controls.  We have made no changes, other than the item noted below, in the Company's internal controls over financial reporting during the second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     In the second quarter of 2007 we hired a tax manager who has the background and expertise to strengthen our preparation and review of our accounting for income taxes. In addition, we continue to use a third party tax firm to provide additional expertise related to accounting and reporting for income taxes.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

     On May 15, 2007, GE Healthcare, a competitor of ours, filed a lawsuit against us in the federal district court in the Western District of Wisconsin. The lawsuit alleges that our MicroMaxx and/or Titan products willfully infringe GE's U.S. patents Nos. 4,932,415, 5,584,294, 6,120,447, 6,210,327 and 6,418,225 relating to ultrasound technology. GE is seeking unspecified monetary damages and an injunction. On July 5, 2007, we filed a counterclaim against GE and certain of its affiliates. In parallel, we filed our answer to the complaint denying all of GE's claims and alleging that the asserted patents are either invalid, not infringed, or both. In our counterclaim complaint, we assert that GE and its affiliated companies have infringed our U.S. patent Nos. 6,569,101, "Medical Diagnostic Instrument with ECG Module, Authorization Mechanism and Methods of Use," and 5,817,024, "Handheld Ultrasonic Diagnostic Instrument with Digital Beamformer," through their sales of ultrasound products, including GE's compact ultrasound systems. Our complaint also seeks unspecified monetary damages and a court injunction against future infringement by GE and its affiliates.

     On June 25, 2007, the Supreme Court of the United States denied a petition for certiorari filed by plaintiff Neutrino Development Company asking the Court to review the appellate court decision of the Federal Circuit affirming a judgment in favor of SonoSite from a Federal U.S. District Court in Texas in a patent infringement suit filed by Neutrino Development Corporation against SonoSite in 2001. A complete description of these legal proceedings is contained in Item 3. "Legal Proceedings" section of our Form 10-K for the period ended December 31, 2006.

Item 1A. Risk Factors

If we are unable to effectively develop new and innovative products and product features that achieve market acceptance, our products will become technologically obsolete in the ultrasound market and our business will fail.

     Because substantially all of our revenue comes from the sales of our existing HCU systems and related products, in order to remain competitive, our future financial success will depend in large part upon our ability to successfully invent, deliver and market new and innovative products and product features. The development of new, technologically advanced products and product features is a complex and uncertain process requiring great innovation and the ability to anticipate technological and market trends and needs. We may be unable to achieve or maintain market acceptance of any new products we develop, and we may be required to expend more costs than anticipated to successfully introduce these products. Without successful product innovation and market introduction of new offerings and improvements, our products will become technologically obsolete and we will be unable to compete effectively in the ultrasound market. Even with successful innovation and development, we cannot assure you that revenues from the sales of our HCU systems will continue to remain at or above current levels or that we will continue to be financially profitable.

     Because technology innovation is complex, it can require long development and testing periods. If the launch of new products or product improvements are delayed for any reason, our business may be adversely affected. Factors which could cause delays in our product development or release schedules or cancellation of our product development projects include:

•	research and development challenges;
•	defects or errors in newly developed products or software for those products;
•	third-party intellectual property rights that preclude us from pursuing a new product design; and
•	the availability, cost and performance of supplies and components needed for new products.

     We may experience delays in our innovation cycle, and in the scheduled introduction of future new products. Any such delays could adversely affect our ability to compete effectively in the ultrasound market and could adversely affect our operating results.

We may be unable to expand the market for our products to new applications and new users, which will limit our ability to grow our business.

     We seek to sell our products to current users of ultrasound, as well as to physicians and other healthcare providers who do not currently use ultrasound. Our market focus, and we believe our greatest growth opportunities, will come from new point-of-care clinical applications and new users of ultrasound. Any new users of ultrasound will not only require training and education to properly administer ultrasound examinations but also must develop an appreciation of the treatment value of our products so that our products will become successfully integrated into their day-to-day practices. Although we have spent, and will continue to spend, considerable marketing resources educating potential customers about the value of HCU products in new applications, our efforts may be unsuccessful. If these potential customers are unable or unwilling to be trained due to cost, time constraints, unavailability of courses or other reasons, or if they consider our products nonessential to their medical practices, our ability to expand the market for our products and to increase our revenues could be limited.

Our efforts to integrate the business and technology of any future acquisition may result in significant costs or create significant disruptions that outweigh the benefits of any such acquisition.

     We intend to explore the possible acquisition of one or more medical device companies or medical device products in an effort to expand our product portfolio, expand our sales channels, create international operating leverage, improve marketing and other efficiencies and leverage manufacturing and supply chain economics. In furtherance of this strategy, we intend to raise additional funds after the conclusion of this offering to position ourselves to pursue any desirable acquisition candidates that we may identify. If we are unable to identify suitable acquisition candidates or to successfully consummate acquisitions and integrate, into our business, the operations, technology, products, customers, suppliers and personnel of any such acquired business or technology, our ability to grow our business may be limited.

     Any acquisition we do complete may be costly and difficult and we may experience:

•	difficulty in integrating operations, including combining teams and processes in various functional areas;
•	delays in realizing the benefits of the acquired company or technology;
•	limited market acceptance of acquired products or technology;
•	diversion of our management's time and attention from other business concerns;
•	lack of or limited direct experience in new markets we may enter;
•	difficulties in obtaining regulatory approvals or reimbursement codes for acquired technologies;
•	increased risk of product liability actions from acquired products or technologies;
•	additional costs, including fees and expenses of professionals involved in completing the integration process; and
•	unexpected costs associated with existing liabilities of any acquired business.

     In addition, an acquisition could materially impair our operating results by causing us to incur debt or requiring us to incur one-time charges or amortize acquisition expenses and related assets. If we fail in our attempts to integrate any acquired business or technology, or if the costs and burdens of such acquisition or integration outweigh the benefits of such acquisition, our financial resources or financial results could be impaired.

If we are unable to compete effectively, we will fail to generate sufficient revenue to maintain our business.

     Competition in the cart-based and portable ultrasound systems market is very significant. Our main competitors in this industry are GE Healthcare, Siemens, and Philips. We face increased competition from GE in particular as it introduced a new line of portable ultrasound products in 2006. These companies are very large global organizations that have the following competitive advantages over us:

•	significantly greater financial and infrastructure resources;
•	larger research and development staffs;
•	greater experience in product manufacturing, marketing and distribution;
•	greater brand name recognition; and
•	long-standing relationships with many of our existing and potential customers.

     These manufacturers of cart-based and portable ultrasound systems could use their greater resources to further increase the level of competition in the market through various means, including:

•	price and payment terms that we are unable to match;
•	marketing strategies that bundle the sale of portable systems with other medical products that we do not sell;
•	technological innovation;
•	market penetration and hospital systems integration that we cannot match;
•	employee compensation that we cannot match; and
•	complimentary services such as warranty protection, maintenance and product training that is outside of the scope of our product offerings.

     Existing product supply relationships between these competitors and our potential customers could adversely impact the level or rate of adoption of our products due to brand loyalty or preferred customer discounts. Competing portable or traditional cart-based ultrasound devices may be more accepted or cost-effective than our products. Competition from these companies for employees with experience in the primary point-of-care market could result in higher turnover of our employees. If we are unable to respond to competitive pressures within the cart-based and HCU markets, we could experience delayed or reduced market acceptance of our products, higher expenses and lower revenue.

     We expect the market for high-performance HCU products, and the competition in the HCU market, to continue to increase as new and existing competitors enter the portable ultrasound market or modify their existing products to more closely approximate the combined portability, quality, performance and cost of our products. If we are unable to compete effectively with current or new entrants to the high-performance HCU market, we will be unable to generate sufficient revenue to maintain our business.

If our relationships with our distributors and channel partners are unsuccessful, our ability to sell our products will be limited.

     We currently depend on distributors to help promote market acceptance and demand for our products in countries in which we do not have a direct sales force. We also depend on a channel partner to provide expanded sales capacity in the United States for the physician office market. Distributors and channel partners that are in the business of selling other medical products may not devote a sufficient level of resources and support required to generate awareness of our products and grow or maintain product sales. In addition, because our relationship with our U.S. channel partner is relatively new, we cannot predict the degree to which this partner will succeed in expanding our penetration into the physician office market. If our distributors and channel partners are unwilling or unable to market and sell our products, or if they do not perform to our expectations, we could experience delayed or reduced market acceptance and sales of our products.

     In addition, disagreements with our distributors and channel partner or non-performance by these third parties could lead to costly and time-consuming litigation or arbitration and disrupt distribution channels for a period of time and require us to re-establish a distribution channel. For example, in May 2005, we arbitrated a dispute with our former distributor in the veterinary market; although the arbitration panel ultimately unanimously found in our favor, we expended significant time and funds in the arbitration of this dispute.

If we are unsuccessful in defending patent litigation instituted by GE Corporation against us, our business and financial results will be substantially harmed.

     On May 15, 2007, GE Healthcare, a competitor of ours, filed a lawsuit against us in the federal district court in the Western District of Wisconsin. The lawsuit alleges that our MicroMaxx and/or Titan products willfully infringe GE's U.S. patents Nos. 4,932,415, 5,584,294, 6,120,447, 6,210,327 and 6,418,225 relating to ultrasound technology. GE is seeking unspecified monetary damages and an injunction. On July 5, 2007, we filed a counterclaim against GE and certain of its affiliates. In parallel, we filed our answer to the complaint denying all of GE's claims and alleging that the asserted patents are either invalid, not infringed, or both. In our counterclaim complaint, we assert that GE and its affiliated companies have infringed our U.S. patent Nos. 6,569,101, "Medical Diagnostic Instrument with ECG Module, Authorization Mechanism and Methods of Use," and 5,817,024, "Handheld Ultrasonic Diagnostic Instrument with Digital Beamformer," through their sales of ultrasound products, including GE's compact ultrasound systems. Our complaint also seeks unspecified monetary damages and a court injunction against future infringement by GE and its affiliates.

     If we fail to successfully defend GE's claim, we may be required to pay monetary damages (including treble damages) and, unless we are able to redesign our products to avoid infringing GE's patents or to license proprietary rights from GE, may be prevented from continuing to market and sell our MicroMaxx and/or Titan products, sales of which represent a substantial portion of our total revenues. If this outcome were to occur, we may be unable to redesign our products in a timely and cost effective manner, and licensing proprietary rights from GE may not be possible on commercially reasonable terms, if at all. Even if we are successful in defending this action and in proving infringement by GE, we are likely to incur substantial costs that could adversely affect our financial condition and the action will be distracting to management.

Existing or potential intellectual property claims and litigation either initiated by or against us may divert our resources and subject us to significant liability for damages, substantial litigation expense and the loss of our proprietary rights.

     In order to protect or enforce our patent rights, we may initiate patent litigation. For example, in addition to our litigation with GE described above, on February 21, 2007, we filed a patent infringement suit against Zonare Medical Systems, Inc. alleging that Zonare infringed one of our key patents through sales of its z.one ultrasound system. On March 14, 2007, Zonare filed an answer to our claim which included a counterclaim against us alleging that our products infringe its patent related to its portable docking station.

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

We may be liable for infringing the intellectual property of others as there could be existing patents of which we are unaware, or pending applications of which we are unaware which may later result in issued patents, that one or more of our products may infringe. Litigation may be necessary to:

•	assert or defend against claims of infringement;
•	enforce our issued and licensed patents;
•	protect our trade secrets or know-how; or
•	determine the enforceability, scope and validity of the proprietary rights of others.

     We may also become involved in the defense and prosecution, if necessary, of intellectual property suits, patent interferences, opposition proceedings and other administrative proceedings. For example, we successfully defended a patent infringement suit, Neutrino Development Corporation vs. SonoSite, in the U.S. District Court for the Southern District of Texas for more than five years, from 2001 through the end of 2006. Although we were successful, this litigation forced us to incur substantial costs and, at certain points in the litigation, distracted our management personnel from the pursuit of our business strategy.

     Involvement in intellectual property claims and litigation, including those described above, could have significant adverse consequences, including:

•	diversion of management, scientific and financial resources;
•	exposure to significant adverse judgments and financial liabilities;
•	forcing us to incur substantial litigation costs;
•	causing product shipment delays and lost sales;
•	requiring us to enter into royalty or licensing agreements with third parties on terms that may not be acceptable to us; or
•	forcing us to modify or discontinue selling our products, or to develop new products.

If we are unable to protect our patents and proprietary rights, we may be unable to compete effectively and we may lose sources of revenue.

Much of our value arises out of our proprietary technology and intellectual property for the design, manufacture and use of point-of-care ultrasound imaging systems. We rely on patent, copyright, trade secret and trademark laws to protect our proprietary technology and limit the ability of others to compete with us using the same or similar technology. Third parties may infringe or misappropriate our intellectual property, which could harm our business.

We currently hold 44 U.S and foreign patents relating to our technology. A number of other patents are pending in the United States and in foreign jurisdictions. Although we enter into confidentiality agreements with our employees, consultants and strategic partners, and generally control access to and distribution of our proprietary information, the steps we have taken to protect our intellectual property may not prevent misappropriation. In addition, we do not know whether we will be able to defend our proprietary rights since the validity, enforceability and scope of protection of proprietary rights is still evolving.

Our efforts may not adequately protect our rights to the extent necessary to sustain any competitive advantage we may have. Despite our efforts to protect our intellectual property, we may experience:

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

     Policing unauthorized use of our intellectual property is difficult, costly and time-intensive. We may fail to prevent misappropriation of our technology, particularly in countries where the laws may not protect our proprietary rights to the same extent as do the laws of the United States. If we cannot prevent other companies from using our proprietary technology or if our patents are found invalid or otherwise unenforceable, we may be unable to compete effectively against other manufacturers of ultrasound systems, which could decrease our market share.

Changes in the healthcare industry could result in a reduction in the size of the market for our products or may require us to decrease the selling price for our products, either of which could have a negative impact on our financial performance.

     Trends toward managed care, healthcare cost containment, and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on lowering the cost of medical therapies, which could adversely affect the sale or the prices of our products. For example:

•

major third-party payers of hospital and pre-hospital services, including Medicare, Medicaid and private healthcare insurers, have substantially revised their payment methodologies during the last few years which has resulted in stricter standards for reimbursement of hospital and pre-hospital charges for certain medical procedures;

•	numerous legislative proposals have been considered that would result in major reforms in the U.S. and foreign healthcare systems that could harm our business;
•

there has been a consolidation among healthcare facilities and purchasers of medical devices in the United States and foreign countries who prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;

•	there is economic pressure to contain healthcare costs in worldwide markets; and
•	there are proposed and existing laws and regulations in domestic and international markets regulating pricing and profitability of companies in the healthcare industry.

     These trends could lead to pressure to reduce prices for our products and could cause a decrease in the size of the market or a potential increase in competition that could adversely affect our revenue and profitability, which could harm our business.

If healthcare reimbursement policies place limits on which providers may receive payment for imaging services or substantially reduce reimbursement amounts or coverage for specific procedures, market acceptance of our products may be reduced.

     Continued demand for our products depends in part on the extent to which our customers receive reimbursement for the use of our products from third-party payers such as Medicare, Medicaid and private health insurers (and equivalent third-party payers in foreign countries). Presently, reimbursement policies for physician-performed diagnostic imaging services are fairly unrestricted in the United States. The continuing efforts of governmental authorities, private health insurers and other third-party payers to contain or reduce the costs of healthcare through various means could, however, result in more restricted payment policies for diagnostic imaging. As an example, a Medicare payment policy arising from the Deficit Reduction Act of 2005, effective January 1, 2007, caps payments to physician offices and freestanding imaging centers for the technical component of most imaging services. Although reimbursement amounts for most ultrasound procedures were not lowered by this payment policy, vascular ultrasound examinations and ultrasound guidance of needle procedures, such as biopsies, aspirations and injections are now being paid at a lower rate than they were previously. In markets in which the use of ultrasound continues to be an emerging standard of care, the enactment of this provision may dampen market demand for ultrasound equipment.

     Some private insurers have implemented imaging privileging programs as a means of controlling utilization of imaging services. For example, Highmark Blue Cross Blue Shield, a private insurer operating in Pennsylvania, requires that providers meet specific criteria in order to receive payment for imaging services provided to its subscribers. These criteria, in some instances, exclude some providers by virtue of their clinical specialty. Other criteria require providers to obtain specific credentials from third-party accreditation organizations. In addition, future congressional legislation related to the Medicare program may include the requirement that non-physician sonographers obtain accreditation from third-party accreditation organizations in order to provide ultrasound service under the program. These privileging programs could restrict the potential new users for our products, which could limit our ability to grow our business.

     Finally, both governmental and private third-party payers are calling for increasing levels of evidence of beneficial clinical outcomes and cost effectiveness in addition to proof of clinical efficacy as a prerequisite to granting coverage for new technologies and devices and new applications of existing technologies. Thus, to the extent that services performed with current or future products that we may bring to market are not described by existing Current Procedural Terminology, or CPT, codes or are not covered under existing coverage policies, there is a risk that reimbursement for these applications may not be attained at all or within a reasonable timeframe. For example, carotid intima media thickness measurement, which is an application of ultrasound performed by our SonoCalc IMT software, is not currently reimbursed by Medicare and is not a part of third-party payers' standard benefits packages.

We may be unable to predict our sales and plan manufacturing requirements with accuracy, which may adversely affect our operating results.

     Our customers typically order products on a purchase order basis. In some circumstances, customer orders may be cancelled, changed or delayed on short notice. Lack of significant order backlog makes it difficult for us to forecast future sales with certainty and could result in over or under production, which could lead to higher expense, lower than anticipated revenue, and reduced gross margin. Varying quarterly demands from our customers, particularly as we introduce new products, also make it difficult to accurately forecast component and product requirements, exposing us to the following risks:

•	If we overestimate our requirements, we may be obligated to purchase more components or third-party products than we need; and
•

If we underestimate our requirements or experience shortages of product components from time to time, we could experience an interruption in revenue, because our third-party manufacturers and suppliers may have an inadequate product or product component inventory to satisfy our requirements.

     The final assembly and testing of our products is done at our Bothell, Washington factory where we integrate different components manufactured by various suppliers. If we encounter supplier, regulatory, engineering or technical difficulties in manufacturing on account of events at our factory or our suppliers' factories, we may incur delays in delivery of these products to customers and that could adversely affect our revenues.

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

     In addition, our circuit boards are produced in Thailand by one of the world's largest electronic manufacturing services suppliers. These circuit boards are highly customized and securing a different source of supply for this critical component of our product would be particularly difficult. If we experience delays in the receipt or deterioration in product yields of these critical components, we may experience delays in manufacturing or an increase in costs resulting in lost sales or a deterioration in gross margin.

If we are unable to overcome the risks inherent in international business activities, the growth of our business will be limited and our profitability will decline.

We have ten wholly owned subsidiaries located in the United Kingdom, France, Germany, Italy, India, Spain, Japan, Canada, Australia and China. The percentage of our total revenue originating outside the United States equaled 48%, 46% and 47% for the years ended December 31, 2006, 2005 and 2004, respectively, and 52% for the first half of 2007 ended June 30, 2007. Successful maintenance of these international operations requires us to:

•	maintain an efficient and self-reliant local infrastructure;
•	continue to attract, hire, train, manage and retain qualified local sales and administrative personnel;
•	comply with diverse and potentially burdensome local regulatory requirements and export laws, including license requirements, trade restrictions and tariff increases; and
•	maintain complex information, financial, distribution and control systems.

     Our presence in international markets has required, and will continue to require, substantial financial and managerial resources. The costs of maintaining our presence in international markets are unpredictable, difficult to control and may exceed budgeted amounts. In addition, we may be subject to the following conditions in countries where we conduct our operations:

•	adverse regional political or economic conditions;
•	currency exchange rate fluctuations;
•	difficulty in enforcing any judgment against non-U.S. distributors or other third parties upon which our business is heavily dependent; and
•	reduced protection for our intellectual property rights.

     Despite our expenditures and efforts internationally to mitigate the challenges above, we may not continue to generate a proportional substantial increase in international revenue, and such a deficiency would impair our operating results.

Currency exchange rate fluctuations in various currencies in which we do business and longer receivables collection periods outside of the United States could adversely affect our business.

     Total sales denominated in a currency other than U.S. dollars were $28.8 million, or 32% of our total consolidated revenues for year-to-date as of June 30, 2007 and $14.3 million, or 30% of our total consolidated revenues for the second quarter of 2007. As a result, our results of operations could be adversely affected by certain movements in exchange rates. Although we take steps to hedge a substantial portion of our foreign currency exposures, there is no assurance that our hedging strategy will be successful or that the hedging markets will have sufficient liquidity or depth for us to implement our strategy in a cost effective manner.

     Additionally, as of June 30, 2007, 67% of our outstanding accounts receivable balance was from international customers, of which 51%, or $15.0 million, was denominated in a currency other than U.S. dollars. Although we regularly review our receivable positions in foreign countries for any indication that collection may be at risk, our revenue from international sales may be adversely affected by longer receivables collection periods and greater difficulty in receivables collection.

If we, or our suppliers, fail to comply with U.S. and foreign governmental regulations applicable to our products and manufacturing practices, we could experience product introduction delays, production delays, cost increases and lost sales and our future revenues may be adversely affected.

     Our products, our manufacturing and marketing activities, and the manufacturing activities of our third-party medical device manufacturers are subject to extensive regulation by a number of governmental agencies, including the Food and Drug Administration, or FDA, and comparable international agencies. Our third-party manufacturers and we are or may be required to:

•	obtain prior clearance or approval from these agencies before we can market and sell our products;
•	undergo rigorous inspections by domestic and international agencies; and
•	satisfy content requirements for all of our sales and promotional materials.

     The processes for obtaining regulatory approval can be lengthy and expensive, and the results are unpredictable. If we are unable to obtain clearances or approvals needed to market existing or new products, or obtain such clearances or approvals in a timely manner, our revenues and profitability could be adversely affected. Moreover, clearances and approvals, if granted, may limit the uses for which a product may be marketed, which could reduce or eliminate the commercial benefit of manufacturing any such product.

     To ensure that manufacturers adhere to good manufacturing practices, medical device manufacturers are routinely subject to periodic inspections by the FDA and may be inspected by foreign regulatory agencies from countries in which we do business. In addition, the Business Standards Institution performs periodic assessments of our manufacturing processes and quality system. Compliance with the regulations of various agencies, including the Environmental Protection Agency and the Occupational Safety and Health Administration, may require us to incur substantial costs and may delay or prevent the introduction of new or improved products. Although to date these actions by regulatory bodies have not required us to incur substantial costs or delay product shipments, we expect to experience further inspections and incur additional costs as a result of governmental regulation.

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

     We have experienced rapid and substantial growth in recent years. Our revenue increased to $171.1 million in 2006 from $147.5 million in 2005 and $115.8 million in 2004. Our growth could strain our existing management, operational and financial resources and, if we are unable to manage this growth successfully, our business and financial performance will be adversely affected. In order to manage our growth effectively, we will need to expand our manufacturing and quality assurance staff, our sales staff and our international support staff and improve the productivity and efficiency of our existing operational, financial and management resources and information systems. We may be unable to hire and retain the personnel necessary to operate and expand our business. We also may be unable to increase the productivity and efficiency of our existing resources.

Product liability and other claims and product field actions initiated against us could increase our costs, delay or reduce our sales and damage our reputation, adversely affecting our financial condition.

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

Our reliance on a single manufacturing facility may expose us to enhanced risk from natural disasters or other unforeseen catastrophic events.

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

We may incur greater than expected warranty expense.

     We expect our warranty liability and expense to continue to increase significantly due to the five-year warranty offered with the MicroMaxx system. Should actual failure rates and repair or replacement costs differ from our estimates, additional warranty expense may be incurred and our results may be materially affected.

The loss of key employees or management personnel could impair our ability to achieve our business objectives and negatively affect our financial results.

     Our success depends heavily on our ability to retain the services of certain key employees or certain technical expertise. Competition among medical device companies for qualified employees is intense. We may fail to retain these key employees, and we may fail to attract qualified replacements if they do leave. We do not maintain key-person insurance on any of our employees. We do not have employment agreements with any of our employees except for employees in certain countries outside the United States and change in control agreements with certain members of senior management. The loss of any of our key employees could significantly delay or prevent the achievement of our product development or business objectives.

     In addition, our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We must successfully manage transition and replacement issues that may result from the departure or retirement of members of our senior management. Transitions of management personnel may cause disruption to our operations or customer relationships, or a decline in our financial results.

Our results of operations are subject to significant quarterly variation.

Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include:

•	the timing of new product introductions by us or our competitors;
•	the timing of regulatory approvals;
•	the timing of orders from major customers and distributors, including bulk orders from governmental entities and demo orders from new distributors;
•	seasonal buying patterns of our customers;
•	development and promotional expenses relating to new product introductions;
•	the revenue mix by product and geography;
•	changes in pricing policies by us or our competitors;
•	foreign exchange rates;
•	writeoffs resulting from obsolete inventory;
•	fluctuations in our consolidated tax rates;
•	our ability to meet demand for our products;
•	the market acceptance of our products;
•	legal costs and the results of litigation;
•	changes in distribution channels; and
•	the ability of our sales force to effectively market and sell our products.

     Accordingly, our quarterly sales and operating results may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as indicators of future performance.

Seasonality and concentration of revenues at the end of the quarter could cause our revenues to fall below the expectations of securities analysts and investors, resulting in a decrease in our stock price.

     As a result of customer buying patterns and the efforts of our sales force to meet or exceed quarterly and year-end quotas, historically we have earned a substantial portion of each year's revenues during the last quarter and a substantial portion of each quarter's revenues during its last month. If expected revenues at the end of any quarter are delayed, our revenues for that quarter could fall below the expectations of securities analysts and investors, resulting in a decrease in our stock price.

We may be unable to sustain or increase our profitability.

     Prior to 2004, we had incurred losses in each year since our inception in 1999. As of December 31, 2006, we had an accumulated deficit of $51.8 million. We achieved profitability in 2004 and were profitable for each of 2005 and 2006, but we may be unable to sustain or increase future profitability on a quarterly or annual basis. We may incur losses if we cannot increase or sustain our revenue. We expect that our operating expenses will increase in the foreseeable future as we expand our product development activities, our sales and marketing infrastructure and our administrative support and our product offerings and as we pursue the acquisition of additional companies or technologies to further our growth. Our expansion and acquisition efforts, to be successful, may require more funding than we currently anticipate.

     Accordingly, we will need to generate significant additional revenue in the future in order to be able to sustain or increase profitability. If we cannot generate sufficient revenue to sustain or increase our profitability, then our business will be adversely affected.

If we, or our independent registered public accounting firm, determine that we have additional material weaknesses in our internal control over financial reporting, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

     Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. As a part of the annual audit of our internal control over financial reporting and our consolidated financial statements for the year ended December 31, 2006, we determined that we did not have the appropriate level of expertise to properly prepare and review our accounting for income taxes and we identified a material weakness regarding the level of resources and expertise for preparation and review of our tax provision. Because of this material weakness, our management concluded that, as of December 31, 2006, we did not maintain effective internal control over financial reporting based on those criteria. As a result, KPMG LLP issued an adverse opinion with respect to our internal control over financial reporting for the year ended December 31, 2006. We have taken steps to remediate this material weakness, but we will be unable to reach final conclusions regarding the success of our remediation efforts until after our fiscal year end.

     We have dedicated a significant amount of time and resources in an effort to ensure future compliance with this legislation since our Annual Report on Form 10-K for the year ended December 31, 2006 and will continue to do so for future fiscal periods. We may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation, or any attestation at all, by our independent auditors. Additionally, management's assessment of our internal control over financial reporting may identify additional deficiencies that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors.

We may be unable to utilize our deferred tax assets, which could adversely affect our future operating results.

     We may be subject to higher tax in future periods. In the fourth quarter of 2004 and based on Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”), we began to recognize deferred tax assets relating to our U.S. operations on our balance sheet as a non-recurring income tax benefit. In addition, in the fourth quarter of 2006, we began to recognize deferred tax assets relating to our international operations on our balance sheet as a non-recurring income tax benefit. The deferred tax assets primarily represent the income tax benefit of the net operating loss we have incurred from our operations since inception.

     Our consolidated income tax rate may fluctuate as U.S. and international operations become more or less profitable. We will continue to evaluate our ability to utilize our tax credit carry-forwards in future periods and, in compliance with SFAS 109, record any resulting adjustments that may be required to deferred income tax expense.

If we fail to comply with our obligations in our license with ATL, we could lose license rights that are important to our business.

     We license certain technology from ATL that is incorporated into our single technology platform, and we use this ATL technology in all of our HCU systems. A substantial majority of our revenue is attributable to products incorporating this ATL technology.

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

     Our spin-off was treated by ATL as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986, or the Code. If ATL were to recognize taxable gain from the spin-off, the Internal Revenue Service, or IRS, could impose that liability on any member of the ATL consolidated group as constituted prior to the spin-off, including us. Generally, the IRS may assert that our spin-off from ATL is a taxable transaction until the expiration of the statute of limitations applicable to ATL with respect to the spin-off transaction. The expiration of the statute of limitations with respect to the spin-off transaction depends upon the actions and tax filings of ATL and the special rules applicable to spin-offs in general, which special rules could result in the extension of the general statute of limitations for an indefinite period of time. In the event of a tax liability, ATL has agreed to cover 85% of any such liability, unless the tax is imposed due to our actions solely or by ATL solely, in which case, we have agreed with ATL that the party who is solely at fault shall bear all of the tax liability. We are unaware of any actions that would result in a tax liability to us under the indemnity agreement regarding the spin-off transaction. We are aware that ATL was acquired in a transaction subsequent to the spin-off transaction, which could potentially result in the spin-off being treated as a taxable transaction, but which resulting tax liability in our view would be the sole responsibility of ATL pursuant to our agreement with ATL. ATL may refuse, however, to indemnify us for a tax liability arising out of the spin-off transaction or may argue that it did not cause the tax liability to be imposed. In such event, we may incur a significant expense for all or a portion of the taxes related to the spin-off.

Our articles of incorporation, bylaws, rights plan and Washington law contain provisions that could discourage a change in control.

     Certain provisions of our restated articles of incorporation and bylaws, our shareholder rights plan and Washington law would make it more difficult for a third party to acquire us, even if doing so would be beneficial for our shareholders. This could limit the price that certain investors might be willing to pay in the future for shares of our common stock. For example, certain provisions of our articles of incorporation or bylaws:

•	allow our board to issue preferred stock without any vote or further action by the shareholders;
•	limit the right of shareholders to act by written consent without a meeting;
•	eliminate cumulative voting in the election of directors by holders of our common stock; and
•	specify a minimum threshold for shareholders to call a special meeting.

     We have adopted a shareholder rights plan, which is triggered upon commencement or announcement of a hostile tender offer or when any one person or group acquires 20% or more of our common stock. Once triggered, the rights plan would result in the issuance of preferred stock to the holders of our common stock other than the acquirer.

     We are also subject to certain provisions of Washington law that could delay or make more difficult a merger, tender offer or proxy contest involving us. In particular, Chapter 23B.19 of the Washington Business Corporation Act prohibits corporations incorporated in Washington from engaging in certain business combinations with any interested shareholder for a period of five years unless specific conditions are met.

     These provisions of our restated articles of incorporation, bylaws and rights plan and Washington law could have the effect of delaying, deferring or preventing a change in control of us, including, without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock. The provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

Conversion of the notes will dilute the ownership interest of shareholders at the time of conversion.

     The conversion of some or all of the notes will dilute the ownership interests of shareholders at the time of conversion. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.

     In addition, if a fundamental change occurs, under certain circumstances we will increase the conversion rate by a number of additional shares of our common stock for notes converted in connection with such fundamental change. The increase in the conversion rate will be determined based on the date on which the fundamental change becomes effective and the price paid per share of our common stock in such transaction, as described under the terms of the notes.

     As more fully defined in the indenture applicable to the notes, a fundamental change will be deemed to have occurred upon the consummation of certain significant corporate transactions, including for example, the acquisition by one party or group of more than 50% of the voting power of our common equity, the consummation of certain recapitalizations, consolidations or mergers, the sale of all or substantially all of our assets, shareholder approval of our liquidation or dissolution, the failure of our common stock to be listed on any U.S. national securities exchange or a change in the composition of our board of directors as a result of which our incumbent directors, or directors appointed by our incumbent directors, do not constitute a majority of our board.

Sales of a significant number of shares of our common stock in the public markets, or the perception of such sales, could depress the market price of our common stock.

     Sales of a substantial number of shares of our common stock or other equity-related securities in the public markets could depress the market price of our common stock, and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock. The price of our common stock could be affected by possible sales of our common stock by investors who view the notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity which we expect to occur involving our common stock. This hedging or arbitrage could, in turn, affect the market price of our common stock.

The convertible note hedge and warrant transactions may affect the value of our common stock.

     The convertible note hedge and warrant transactions may affect the value of our common stock. In connection with the pricing of the notes, we entered into a convertible note hedge transaction with an option counterparty. We also entered into a warrant transaction with this option counterparty. The convertible note hedge transaction covers approximately 42% of any converted notes, and is expected to reduce potential dilution to our common stock upon any such conversion. However, the warrant transaction could separately have a dilutive effect on our earnings per share to the extent that the market value per share of our common stock exceeds the applicable strike price of the warrants.

     In connection with establishing its initial hedge of these transactions, the option counterparty or its affiliates:

•	entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the notes; and
•

may enter into or unwind various derivative transactions with respect to our common stock and/or purchase or sell our common stock in secondary market transactions following the pricing of the notes (and would likely do so during any observation period related to the conversion of the notes).

     These activities could have the effect of increasing or preventing a decline in the price of our common stock concurrently with or shortly after the pricing of the notes and during any observation period related to a conversion of the notes.

     In addition, the option counterparty or its affiliates will likely modify its hedge position from time to time prior to conversion or maturity of the notes by purchasing and selling our common stock, other of our securities or other instruments it may wish to use in connection with such hedging. In particular, such hedging activity would likely occur during any observation period for a conversion of notes, which may have a negative effect on the value of the consideration received in relation to the conversion of those notes.

     We intend to exercise options we hold under the convertible note hedge transaction whenever notes are converted. In order to unwind its hedge position with respect to those exercised options, the option counterparty or its affiliates would expect to sell shares of our common stock in secondary market transactions or unwind various derivative transactions with respect to our common stock during the observation period for the converted notes.  We have also agreed to indemnify the option counterparties for losses incurred in connection with a potential unwinding of its hedge positions under certain circumstances.

     The potential effect, if any, of any of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained as of the date of this quarterly report. Any of these activities could adversely affect the price of our common stock and, as a result, the value of the consideration and the number of shares of our common stock, if any, that the noteholders would receive upon the conversion of the notes.

Item 6.    Exhibits

Exhibit
No.	Description

10.1	Call Option Transaction Confirmation, dated as of July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, National Association
10.2	Warrant Transaction Confirmation, dated as of July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, National Association
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOSITE, INC. (Registrant)

Dated:	August 9, 2007	By:	/s/ MICHAEL J. SCHUH

Michael J. Schuh
Vice President-Finance, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

10.1	Call Option Transaction Confirmation, dated as of July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, National Association
10.2	Warrant Transaction Confirmation, dated as of July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, National Association
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)