Form 10-Q
period 2007-09-30
SONOSITE INC
filed 2007-11-09
CIK 1055355

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2007

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

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ]   No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	16,694,770
(Class)	(Outstanding as of October 31, 2007)

SonoSite, Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2007

PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

SonoSite, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(In thousands, except share data)	September 30,	December 31,
Assets	2007	2006

Current assets:
Cash and cash equivalents	$174,483	$45,673
Short-term investment securities	134,397	38,428
Accounts receivable, less allowances of $1,159 and $1,145	48,420	52,838
Inventories	28,452	23,020
Deferred income taxes	6,832	7,684
Prepaid expenses and other current assets	6,744	4,821

Total current assets	399,328	172,464

Property and equipment, net	10,633	10,752
Investment securities	--	3,014
Deferred income taxes	21,439	19,729
Goodwill	3,129	2,459
Intangible assets, net	14,153	1,405
Other assets	9,488	1,687

Total assets	$458,170	$211,510

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$8,260	$6,450
Accrued expenses	19,918	15,459
Deferred revenue, current portion	3,371	3,253
Deferred tax liability, current portion	115	--

Total current liabilities	31,664	25,162

Convertible senior notes	225,000	--
Deferred tax liability	4,976	--
Other liabilities, net of current	11,244	5,317

Total liabilities	272,884	30,479

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1.00 par value
Authorized shares--6,000,000
Issued and outstanding shares--none	--	--
Common stock, $.01 par value
Authorized shares--50,000,000
Issued and outstanding shares:
As of September 30, 2007--16,657,364	167
As of December 31, 2006--16,441,177		164
Additional paid-in-capital	233,088	231,387
Accumulated deficit	(49,146)	(51,777)
Accumulated other comprehensive income	1,177	1,257

Total shareholders' equity	185,286	181,031

Total liabilities and shareholders' equity	$458,170	$211,510

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

(In thousands, except net income per share)	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2007	2006	2007	2006

Revenue	$50,041	$40,346	$140,233	$116,730
Cost of revenue	15,292	11,707	42,818	33,533

Gross margin	34,749	28,639	97,415	83,197

Operating expenses:
Research and development	6,984	5,360	19,638	14,057
Sales and marketing	22,009	20,011	64,854	58,885
General and administrative	6,096	3,859	14,041	11,269

Total operating expenses	35,089	29,230	98,533	84,211

Total other income	2,469	1,125	5,043	2,917

Income before income taxes	2,129	534	3,925	1,903

Income tax provision	642	59	1,294	497

Net income	$1,487	$475	$2,631	$1,406

Net income per share
Basic	$0.09	$0.03	$0.16	$0.09

Diluted	$0.09	$0.03	$0.15	$0.08

Weighted average common and potential
common shares outstanding
Basic	16,657	16,366	16,586	16,229

Diluted	17,188	16,903	17,101	16,857

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,

(In thousands)	2007	2006

Operating activities:
Net income	$2,631	$1,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,157	2,472
Stock-based compensation	5,566	5,739
Deferred income tax provision	882	1,948
Amortization of premiums (discounts) on investment securities	(3,653)	(203)
Amortization of note issuance costs	264	--
Accretion of contingent purchase consideration	119	--
Excess tax benefit from exercise of stock options	(477)	(1,995)
Loss on sale of property and equipment	--	43
Net gain on investments	--	(6)
Changes in operating assets and liabilities:
Accounts receivable	5,362	1,458
Inventories	(4,961)	(3,660)
Prepaid expenses and other assets	(2,434)	(2,145)
Accounts payable	2,368	1,646
Accrued expenses	4,393	835
Deferred revenue and other liabilities	268	916

Net cash provided by operating activities	13,485	8,454

Investing activities:
Purchases of investment securities	(659,748)	(55,969)
Proceeds from sales/maturities of investment securities	570,592	52,256
Purchases of property and equipment	(2,762)	(3,203)
Proceeds from sale of property and equipment	--	75
Acquisition of LumenVu	(3,498)	--
Earn-out consideration associated with SonoMetric acquisition	(654)	(797)

Net cash used in investing activities	(96,070)	(7,638)

Financing activities:
Excess tax benefit from exercise of stock options	477	1,995
Proceeds from exercise of stock options and employee stock purchase plan	4,040	8,895
Proceeds from issuance of convertible senior notes	217,606	--
Purchase of call options	(28,612)	--
Proceeds from sale of warrants	19,546	--

Net cash provided by financing activities	213,057	10,890

Effect of exchange rate changes on cash and cash equivalents	(1,662)	(559)

Net change in cash and cash equivalents	128,810	11,147
Cash and cash equivalents at beginning of period	45,673	26,809

Cash and cash equivalents at end of period	$174,483	$37,956

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$729	$102

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Interim Financial Information

Basis of Presentation

     The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information reflects, in the opinion of SonoSite, Inc. management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of expected results for the entire year ending December 31, 2007 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006, included in our Annual Report on Form 10-K.

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

     Inventories consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2007	2006

Raw material	$9,272	$9,035
Work-in-process	3	19
Demonstration inventory	7,584	5,665
Finished goods	11,593	8,301

Total	$28,452	$23,020

Warranty expense

     We accrue estimated warranty expense at the time of sale for costs expected to be incurred under our product warranties. This provision for warranty expense is based upon our historical product failure rates and service repair costs as well as management's judgment. Our warranty period is one year for products introduced prior to the MicroMaxx. For the MicroMaxx, M-Turbo and S Series systems, with certain exceptions, we provide a five-year warranty period. The warranty is included with the original purchase. The warranty liability is summarized as follows (in thousands):

	Balance at	Charged		Balance at
	Beginning	to cost of	Applied to	end of
	of Period	Revenue	Liability	Period

Three months ended September 30, 2007	$3,200	$853	$(428)	$3,625
Three months ended September 30, 2006	$1,494	$620	$(277)	$1,837

Nine months ended September 30, 2007	$2,317	$2,364	$(1,056)	$3,625
Nine months ended September 30, 2006	$995	$1,600	$(758)	$1,837

     In addition to our standard warranty, we sell extended warranty and service agreements for coverage beyond the standard warranty period or coverage above what is covered by the standard warranty. Revenue from sales of extended warranty and service agreements are deferred and recognized over the extended period.

Income taxes

     The income tax provision for the three and nine months ended September 30, 2007 was based on projections of total year pre-tax income and the projected total year tax provision. Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards arising since our inception. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in our tax rate is recognized in income in the period of change.

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

     As of January 1, 2007, we had $2.8 million of unrecognized tax benefits, of which the entire amount would reduce income tax expense if ultimately recognized. The amount of unrecognized tax benefits did not materially change during the three and nine months ended September 30, 2007. We do not expect any significant increases or decreases to our unrecognized tax benefits within 12 months of this reporting date.

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

Net income per share

     Basic net income per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Potentially dilutive common equivalent shares consist of common stock issuable upon exercise of stock options, restricted stock, and warrants using the treasury stock method. Diluted net income per share would also be impacted to reflect shares issuable upon conversion of our convertible debt if our share price exceeds $38.20 per share.

     The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2007	2006	2007	2006

Net income	$1,487	$475	$2,631	$1,406

Weighted average common shares outstanding used
in computing basic net income per share	16,657	16,366	16,586	16,229
Effect of dilutive stock options and restricted
stock units	531	537	515	628

Weighted average common shares outstanding used in
computing diluted net income per share	17,188	16,903	17,101	16,857

Net income per share:
Basic	$0.09	$0.03	$0.16	$0.09
Diluted	$0.09	$0.03	$0.15	$0.08

     The following weighted average potential common shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2007	2006	2007	2006

Stock options (1)	597	501	559	316
Restricted stock (1)	--	116	--	6
Warrants (2)	2,225	--	744	--

Total weighted average potential common shares
excluded from diluted net income per share	2,822	617	1,303	322

(1)	These potential common shares were excluded from the computation of diluted net income per share because their impact is anti-dilutive.

(2)

As further detailed in the Convertible senior notes footnote, in July 2007 we issued warrants to purchase up to 2.5 million shares of our common stock with a strike price of $46.97, which are anti-dilutive since the strike price of the warrants is greater than the market price of our common stock.

     The computation of diluted net income per share does not include any potential dilutive common shares associated with our convertible senior notes. The convertible senior notes would become dilutive and included in the calculation of diluted net income per share, for the number of shares that would be required to satisfy the conversion spread, if the average market price of our common stock exceeds approximately $38.20 per share.

Accumulated other comprehensive income

     Unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments are included in accumulated other comprehensive income.

     The following presents the components of comprehensive income, net of tax, (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2007	2006	2007	2006

Net income	$1,487	$475	$2,631	$1,406
Other comprehensive income:
Foreign currency translation adjustment	(172)	(17)	(141)	235
Unrealized holding gains arising during
the period, net of taxes	11	208	61	180
Less reclassification adjustment for gains
included in net income	--	9	--	6

Comprehensive income	$1,326	$675	$2,551	$1,827

Technology Transfer and License Agreement with ATL

     We license ultrasound technology from ATL Ultrasound, Inc ("ATL") under a Technology Transfer and License Agreement executed at the time of our spin-off from ATL as a public company in 1998. Under that agreement, we took ownership of certain ultrasound technology developed as part of a government grant and also patent rights, which had been established or were being pursued for that technology. As part of this agreement, we also entered into a cross-license whereby we had the exclusive right to use certain ATL technology existing on April 6, 1998 or developed by ATL during the three-year period following April 6, 1998 in ultrasound systems weighing 15 pounds or less, and ATL had the exclusive right to use our technology existing on April 6, 1998 or developed by us during the same three-year period in ultrasound systems weighing more than 15 pounds. On April 6, 2003, this cross-license became nonexclusive and, except for the patented technology of each party, now extends to all ultrasound systems regardless of weight.

     Our license from ATL bore a royalty equivalent to a percentage of the net sales of ultrasound products under fifteen pounds that use ATL technology. While our technology license continues, effective September 21, 2007 royalty payments expired and are no longer required. We incurred royalty expense of $0.4 million and $1.5 million for the three and nine months of 2007, and $0.5 million and $1.5 million for the three and nine months of 2006, respectively.

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

Segment reporting

     We currently have one reportable segment. We market our products in the United States and internationally through our direct sales force and our indirect distribution channels. Our chief operating decision maker evaluates resource allocation decisions and our performance based upon revenue recorded in geographic regions and does not receive financial information about expense allocation on a disaggregated basis. Geographic regions are determined by the shipping destination. Revenue by geographic location for the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2007	2006	2007	2006

United States	$28,369	$23,406	$71,310	$61,781
Europe, Africa and the Middle East	11,877	9,286	38,568	32,799
Latin America and Canada	4,347	2,536	12,324	8,360
Asia Pacific	5,448	5,118	18,031	13,790

Total revenue	$50,041	$40,346	$140,233	$116,730

Convertible senior notes

     In July 2007, we completed the offering of $225 million aggregate principal amount of 3.75% convertible senior notes ("Notes") due 2014. The Notes may be converted, under certain circumstances described below, based on an initial conversion rate of 26.1792 shares of common stock per $1,000 principal amount of notes (which is equivalent to an initial conversion price of approximately $38.20 per share). The net proceeds from the issuance of the Notes were $217.6 million, after deducting issuance costs.

     Holders may convert their notes based on an initial conversion rate of 26.1792 shares of our common stock per $1,000 principal amount of notes, subject to adjustment, at their option at any time prior to April 15, 2014 under the following circumstances: (1) during any fiscal quarter beginning after September 30, 2007 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding fiscal quarter; (2) during the five business day period after any ten consecutive trading day period in which the trading price per note for each day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions. On or after April 15, 2014, holders may convert their notes at any time prior to the close of business on the third scheduled trading day immediately preceding the maturity date.

     Upon conversion, we will pay cash and shares of our common stock, if any, based on a daily conversion rate multiplied by a volume weighted average price of our common stock during a specified period following the conversion date. Conversions will be settled in cash up to the principal amount of the notes, with any conversion value above the principal amount settled in shares of our common stock. Holders of the Notes may require us to repurchase the notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of a fundamental change. In addition, we will adjust the conversion rate for holders who elect to convert notes in connection with a fundamental change. We may not redeem any of the notes at our option prior to maturity.

     We will pay cash interest at an annual rate of 3.75%, payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2008. Note issuance costs of approximately $7.1 million are being amortized to interest expense over the term of the Notes and have been included in "Other Assets" on the condensed consolidated balance sheet.

     In connection with the offering, we used a portion of the offering proceeds to enter into a convertible note hedge transaction whereby we purchased a call option for up to 2.5 million shares of our common stock at a price of $38.1982 per share. These options expire on July 15, 2014 and must be settled in net shares. The cost of the call option was approximately $28.6 million and has been recorded as a reduction to stockholders' equity in accordance with Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," ("EITF 00-19".) The tax benefit from the deduction related to the purchase of the call option as part of the convertible note hedge transaction will be recorded to additional paid in capital over the term of the hedge transaction.

     Additionally, to partially offset the cost of the convertible note hedge transaction, we sold warrants to purchase up to 2.5 million shares of our common stock at a price of $46.965 per share. The warrants expire on various dates from October 15, 2014 through the 60th scheduled trading day following October 15, 2014 and must be settled in net shares. We received approximately $19.5 million in cash proceeds from the sales of these warrants and have been recorded as an increase to stockholders equity in accordance with EITF 00-19.

     The net proceeds from the issuance of the Notes, the convertible note hedge transaction, and the warrant transaction were $208.5 million, after deducting issuance costs.

     The fair value of our convertible senior notes, which has a carrying value of $225.0 million, was $233.5 million at September 30, 2007.

Acquisitions

     On July 24, 2007, we acquired all of the outstanding stock of LumenVu, Inc. ("LumenVu"), a private development stage company that has developed, in conjunction with a leading academic research institution, a patented technology to improve the accuracy of catheter placement. The results of LumenVu's operations have been included in our consolidated financial statements since that date. The acquisition, which was treated as an asset purchase, had a purchase price that consisted of cash consideration of $2.9 million, note receivable forgiveness of $0.1 million, assumed liabilities of $0.6 million, which were paid at closing, and future cash payments of $10.0 million, which had a present value of $4.7 million at the date of acquisition. The future cash payments are contingent upon the continued development of the product and revenues recognized from the sale of products incorporating this technology. The liability for contingent consideration will be accreted to operating expenses over the payment period. During the three and nine months ended September 30, 2007, we recorded $0.1 million of accretion expense. Based on a tentative independent valuation report, $12.8 million will be allocated to an intangible technology asset, which will be amortized over ten years commencing with sales of products incorporating this technology. We expect to finalize the valuation report prior to December 31, 2007. No amortization expense has been recorded as of September 30, 2007. Since the amortization of this intangible technology asset is not deductible for tax purposes we have recorded a deferred tax liability of $4.5 million. We expect to introduce products based on this technology in late 2008. Additionally, we recorded a deferred tax asset associated with net operating losses of LumenVu of $0.2 million.

Contingencies

     On May 15, 2007, GE Healthcare, a competitor of ours, filed a lawsuit against us in the federal district court in the Western District of Wisconsin. The lawsuit alleges that our MicroMaxx and/or TITAN products willfully infringe GE's U.S. patents Nos. 4,932,415, 5,584,294, 6,120,447, 6,210,327 and 6,418,225 relating to ultrasound technology. GE is seeking unspecified monetary damages and an injunction. On July 5, 2007, we filed a counterclaim against GE and certain of its affiliates. In parallel, we filed our answer to the complaint denying all of GE's claims and alleging that the asserted patents are either invalid, not infringed, or both. In our counterclaim complaint, we assert that GE and its affiliated companies have infringed certain of our U.S. patents through their sales of ultrasound products, including GE's compact ultrasound systems. Subsequent to these initial filings, GE added another patent to its claims (6,102,859) and SonoSite added patents to its counterclaims against GE so that SonoSite is now alleging infringement of four patents by GE’s products (6,569,101, 6,962,566, 6,364,839 and 6,471,651). Our complaint also seeks unspecified monetary damages and a court injunction against future infringement by GE and its affiliates.

     We have not accrued any amounts for potential losses related to this matter. Because of uncertainties related to the potential outcome and any range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to this matter. If and when we determine the negative outcome of such matters to be probable and reasonably estimable we will record accruals for losses. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations, financial position and cash flow. We expense legal costs as incurred.

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

Overview

     We are the world leader in hand-carried ultrasound, or HCU, systems. We specialize in the development of HCU systems for use in a variety of medical specialties in a range of clinical settings at point of care. Our proprietary technologies have enabled us to design HCU systems that combine high resolution, all-digital, broadband imaging with advanced features and capabilities typically found on cart-based ultrasound systems. We believe that the performance, size, durability, ease of use and cost-effectiveness of our products are expanding existing ultrasound markets, and are opening new markets by bringing ultrasound visualization out of the imaging lab to the point-of-care such as the patient's bedside or the physician's examining table for diagnosis and procedural guidance.

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

     We design our products for applications where ultrasound has not typically been used such as emergency medicine, surgery, critical care, internal medicine and vascular access procedures as well as for imaging in traditional applications, such as radiology, cardiology, vascular medicine and obstetrics and gynecology. In addition, the U.S. military has successfully deployed our systems in traditional hospital settings, field hospitals and forward surgical teams in war zones and areas of conflict. We began shipping our first products in September 1999 and today have an installed base of thousands of systems worldwide.

     Our third generation of products now includes our newest product lines, the M-Turbo (TM) system and the S Series (TM) which we introduced in October 2007 joining our MicroMaxx (R) system, introduced in June 2005. These systems are based on our proprietary Application Specific Integrated Circuit technology for high-resolution ultrasound imaging. These systems offer image resolution comparable to costly, conventional cart-based ultrasound systems weighing over 200 pounds. They address both traditional and emerging ultrasound markets and include a five-year warranty on the system and most of the transducers, a first in the ultrasound industry.

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

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, investments, goodwill and intangible assets, warranty obligations, service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

Revenue

     Revenue increased to $50.0 million for the three months ended September 30, 2007 from $40.3 million for the three months ended September 30, 2006. Revenue increased to $140.2 million for the nine months ended September 30, 2007 from $116.7 million for the nine months ended September 30, 2006. The increase in the third quarter 2007 compared to 2006 was attributable to the increased mix of MicroMaxx. The increase during the nine months in 2007 compared to 2006 was attributable to the increased mix of MicroMaxx sales and to increased sales from direct sales channels both in the U.S. and internationally. Changes in foreign currency rates increased the revenue growth rate by approximately 2 percentage points for both the quarter and the nine months.

     U.S. revenue increased to $28.4 million for the three months ended September 30, 2007 from $23.4 million for the three months ended September 30, 2006. U.S. revenue increased to $71.3 million for the nine months ended September 30, 2007 from $61.8 million for the nine months ended September 30, 2006.  The increase in the third quarter 2007 compared to 2006 was attributable to increased direct sales. The increase during the nine months in 2007 as compared to 2006 was attributable to growth in direct sales and enterprise sales.

     Revenue from Europe, Africa and the Middle East increased to $11.9 million for the three months ended September 30, 2007 from $9.3 million for the three months ended September 30, 2006 primarily due to an increase in revenue from direct selling in Europe. Revenue from Europe, Africa and the Middle East increased to $38.6 million for the nine months ended September 30, 2007 from $32.8 million for the nine months ended September 30, 2006 primarily due to an increase in revenue from direct selling in Europe, led by the UK. During the nine months ended September 30, 2006, we had experienced decreased sales in the UK resulting from a change in status of many hospitals from National Health System Trust hospitals to Foundation status, which impacted their processes on budgeting and spending in 2006.

     Revenue from Latin America and Canada increased to $4.3 million and $12.3 million for the three and nine months ended September 30, 2007 from $2.5 million and $8.4 million for the three and nine months ended September 30, 2006, as these newer markets continue to expand.

     Revenue from Asia Pacific increased to $5.4 million for the three months ended September 30, 2007 from $5.1 million for the three months ended September 30, 2006 attributable to our expanded operations in Australia and China. Revenue from Asia Pacific increased to $18.0 million for the nine months ended September 30, 2007 from $13.8 million for the nine months ended September 30, 2006 due to our expanded operations in Australia and China and a one-time sale to a distributor in the first quarter of 2007.

     We anticipate that overall revenue will increase in 2007 compared to 2006 due to the introduction of the M-Turbo and S Series products and product features during October 2007, continued expansion of our direct selling efforts in the U.S., Europe, Canada, Australia, Japan and Italy, as well as our international distributors in Europe, Middle East, and India, the expansion of our operations in China, improvement in the sales operations in Germany and the overall expansion of market awareness and acceptance of our products. However, the acceptance of our new products and product features and the expansion of our sales operations in China, India, Japan, Italy and into the U.S. office market may not be as successful as anticipated and may take longer than expected.  We may encounter regulatory and other issues in selling our products in these markets. Our revenue may also be impacted by fluctuations in foreign exchange rates in the countries in which we sell our products in currencies other than the USD. Increased competition may also impact the extent of the increase in our anticipated growth in revenue. We currently face competition from larger companies that manufacture cart-based and portable ultrasound systems and have greater financial and other resources.

Gross margin

     Gross margin was 69.4% for the three months ended September 30, 2007 and 71.0% for the three months ended September 30, 2006. The gross margin decreased over the prior year quarter primarily as a result of the greater mix of international sales, particularly from lower margin sales in emerging geographic markets. Gross margin was 69.5% for the nine months ended September 30, 2007 and 71.3% for the nine months ended September 30, 2006. The gross margin decreased over the prior year as a result of the greater mix of international sales and a one-time sale to a distributor.

     We expect our gross margin percentage in 2007 to remain consistent with 2006. Effective September 21, 2007, our royalty payments to ATL expired and are no longer required. Nevertheless, increased competition from existing and new competitors in the portable ultrasound system market could result in lower average realized prices and could lower our gross margin. Our gross margin can be expected to fluctuate in future periods based on the mix of business between direct, government and distributor sales and our product and accessories sales mixes. Changes in our cost of inventory also may impact our gross margin. Adjustments to reduce carrying costs are recorded for obsolete material, earlier generation products and used or refurbished products held either as saleable inventory or as demonstration product. If market conditions change or the introduction of new products by us impacts the market for our previously released products, we may be required to write down the carrying value of our inventory, resulting in a negative impact on gross margins. Additionally, we rely on our sales forecasts by product to determine production volume. To the extent our sales forecasts or product mix estimates are inaccurate, we may produce excess inventory or experience inventory shortages, which may result in an increase in our costs of revenue, a decrease in our gross margin or lost sales. Our gross margin may also be impacted by fluctuations in foreign exchange rates in the countries in which we sell our products in currencies other than the USD.

Operating expenses

     Research and development expenses were $7.0 million for the three months ended September 30, 2007, compared to $5.4 million for the three months ended September 30, 2006. Research and development expenses were $19.6 million for the nine months ended September 30, 2007, compared to $14.1 million for the nine months ended September 30, 2006. The increases were due to increased product development activities.

     We anticipate that research and development expenses will increase in 2007 compared to 2006 due to increased development related to our next generation of hand-carried technology.

     Sales and marketing expenses were $22.0 million for the three months ended September 30, 2007, compared to $20.0 million for the three months ended September 30, 2006. Sales and marketing expenses were $64.9 million for the nine months ended September 30, 2007, compared to $58.9 million for the nine months ended September 30, 2006. The increases were attributable to increased emphasis on education and training programs, expansion of an alternate U.S. sales channel focused on the physician office market and expansion of our international operations.

     We anticipate that sales and marketing expenses will increase in 2007 compared to 2006 primarily due to marketing expenses for the introduction of our new products and product features and for education and brand awareness, increased compensation for commissions related to the anticipated increase in revenue, and continued expansion of direct sales operations in Japan, Canada, Australia and in Europe. Additionally, we will incur significant expenses in the expansion of our operations in China and India.

     General and administrative expenses were $6.1 million for the three months ended September 30, 2007, compared to $3.9 million for the three months ended September 30, 2006. General and administrative expenses were $14.0 million for the nine months ended September 30, 2007, compared to $11.3 million for the nine months ended September 30, 2006. The primary increase for the three and nine months ended September 30, 2007 is legal expenses.

     We anticipate that general and administrative expenses will increase in 2007 compared to 2006 primarily due to increased legal expenses and costs associated with potential future acquisitions.

     Changes in the foreign currency rates increased the expense growth rate by approximately 2 percentage points for both the quarter and the nine months.

Other income

     Total other income was $2.5 million for the three months ended September 30, 2007, compared to $1.1 million for the three months ended September 30, 2006. Total other income was $5.0 million for the nine months ended September 30, 2007 compared to $2.9 million for the nine months ended September 30, 2006. The increase was attributable to an increase in interest income, which was caused by higher cash and investment balances and an increase in foreign currency gains, offset by an increase in interest expense in 2007 compared to 2006.

Income tax expense

     Income tax expense was $0.6 million for the three months ended September 30, 2007, compared to $0.1 million for the three months ended September 30, 2006. Income tax expense was $1.3 million for the nine months ended September 30, 2007, compared to $0.5 million for the nine months ended September 30, 2006. The increase in our consolidated effective tax rate for the three and nine months ended September 30, 2007, as compared to 2006, results from the unfavorable rate impact associated with stock based compensation expense and increased foreign tax expense due to the release of valuation allowances against net operating losses in the fourth quarter of 2006 and the proportion of non-US income. We anticipate that our annual consolidated effective tax rate will be approximately 36%, which excludes the impact of future tax deductions resulting from disqualifying dispositions associated with our stock plans.

Liquidity and Capital Resources

     Our cash and cash equivalents balance was $174.5 million as of September 30, 2007, compared to $45.7 million as of December 31, 2006. Cash and cash equivalents were primarily invested in money market accounts. Our short-term and long-term investment securities totaled $134.4 million as of September 30, 2007, compared to $41.4 million as of December 31, 2006. Investment securities consist of high-grade U.S. government or corporate debt and high-grade asset-backed securities. We have the ability to hold our securities until maturity, however, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies.

     Operating activities provided cash of $13.5 million for the nine months ended September 30, 2007, compared to cash provided of $8.5 million for the nine months ended September 30, 2006. Net income for the nine months ended September 30, 2007 was adjusted by non-cash stock-based compensation expense of $5.6 million, amortization of discounts on investment securities of $3.7 million, depreciation and amortization of $3.2 million and deferred income taxes of $0.9 million. Changes in operating assets used $2.0 million and changes in operating liabilities provided $7.0 million. The change in operating assets is due to higher accounts receivable collections than sales for the nine months ended September 30, 2007 and increased inventories to meet demand during the second half of 2007. The change in operating liabilities is primarily due to an increase in accrued expenses primarily related to interest expense and legal costs. We anticipate that cash provided by operating activities will increase in 2007 compared to 2006 primarily due to anticipated continued profitable operations. This increase will depend on our ability to successfully sell our products, collect our receivables, control our inventories and manage our expenses. Our cash flow from operations will also be impacted by the reclassification of excess income tax benefits from the exercise of stock options, from operating activities to financing activities, however, the amounts and timing of option exercising cannot be predicted.

     Investing activities used cash of $96.1 million for the nine months ended September 30, 2007, compared to cash used of $7.6 million for the nine months ended September 30, 2006. The cash used in 2007 was due to the net purchases of investment securities of $89.2 million, our acquisition of LumenVu of $3.5 million, purchases of property and equipment of $2.8 million and payment of $0.7 million of earn-out consideration associated with the acquisition of SonoMetric Health, Inc.

     Financing activities provided cash of $213.1 million for the nine months ended September 30, 2007, compared to $10.9 million for the nine months ended September 30, 2006. Cash provided by financing activities was due to the net proceeds from the issuance of convertible debt of $217.6 million and the exercise of stock options and employee stock purchase plan totaling $4.0 million, offset by the net purchase of the convertible note hedge and warrant transaction of $9.1 million in 2007. This compared to proceeds from the exercise of stock options and employee stock purchase plan totaling $8.9 million in 2006. Additionally, tax deductions in excess of recognized compensation expense decreased to $0.5 million in 2007 from $2.0 million in 2006.

     On July 16, 2007, we completed the offering of $200 million aggregate principal amount of convertible senior notes ("Notes") due 2014 in an offering registered under the Securities Act of 1933 as amended. The Notes bear interest at a rate of 3.75% per annum payable January 15 and July 15. In certain circumstances and on or after April 15, 2014, the Notes will be convertible based on an initial conversion rate of 26.1792 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $38.20 per share. Conversions will be settled in cash up to the principal amount of the notes, with any conversion value above the principal amount settled in shares of our common stock. Holders of the Notes may require us to repurchase the notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon certain conditions, including the occurrence of a fundamental change. On July 27, 2007, the underwriters exercised their 30-day option to purchase up to $25 million in aggregate principal amount of additional notes to cover over-allotments.

     We intend to use the net proceeds from the Notes (remaining after the cost of the convertible note hedge and warrant transactions described below) to fund acquisitions from time-to-time of one or more complementary businesses or product lines. To the extent the net proceeds are not used for acquisitions, they will be used for general corporate purposes, which may include repayment of debt, capital expenditures, investments in our subsidiaries or as additions to working capital. Net proceeds may be temporarily invested prior to use.

     In connection with the offering, we used a portion of the proceeds of the offering to enter into a convertible note hedge transaction and a warrant transaction with an affiliate of one of the underwriters, which will cover approximately 42% of any Notes converted (including the over-allotment), and are intended to reduce the potential dilution to our common stockholders upon any such conversion by effectively increasing the conversion price for these notes to approximately $46.97 per share of our common stock, representing a 50% premium relative to the last reported sale price on July 10, 2007 of $31.31 per share. The cost of the convertible note hedge transaction of $28.6 million was partially offset by proceeds of $19.5 million received from the warrant transaction.

     The net proceeds from the offering, including the exercise of the underwriters' over-allotment option, were approximately $208.6 million, after deducting the cost of the convertible note hedge transaction net of the warrant proceeds, commissions and expenses.

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

     As of September 30, 2007, our portfolio consisted of $134.4 million of interest-bearing debt securities with maturities of less than one year and no interest-bearing debt securities with maturities of more than one year. We have the ability to hold these securities until maturity, however, we have classified them as available-for-sale in the event of unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for 2007 from a hypothetical 10% increase in market interest rates would not have a material impact on the investment portfolio.

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

     As of September 30, 2007, 62% of our outstanding accounts receivable balance was from international customers, of which 53%, or $15.7 million, was denominated in a currency other than USDs. Total sales for the three months ended September 30, 2007 denominated in a currency other than USDs were $14.0 million, or 28% of total consolidated revenues. Total sales for the nine months ended September 30, 2007 denominated in a currency other than USDs were $42.9 million, or 31% of total consolidated revenues. The British pound, the Euro and the Japanese yen represented the majority of financial transactions executed in a currency not denominated in USDs. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk.  In addition, we utilize letters of credit where they are warranted in order to mitigate our collection risk.

     We periodically enter into foreign currency participating forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. As of September 30, 2007, we had $40.8 million in notional amount of foreign currency participating forward contracts. These contracts, which expire no later than December 31, 2007, serve as hedges of our intercompany balances denominated in a currency other than the USD, but are not designated as hedges for accounting purposes.  These foreign currencies primarily include the British pound, the Euro and the Japanese yen. A sensitivity analysis of a change in the fair value of these contracts indicates that if the USD weakened by 10% against the applicable foreign currency, the fair value of these contracts would decrease by $2.0 million. Conversely, if the USD strengthened by 10% against the applicable foreign currency, the fair value of these contracts would increase by $4.1 million. Any gains and losses on the fair value of these contracts would be largely mitigated by offsetting losses and gains on the underlying balances. These offsetting gains and losses on the underlying balances are not reflected in the sensitivity analysis above. The fair value loss of these contracts as of September 30, 2007 was $0.4 million. Changes in fair value of our derivative instruments are recorded in our consolidated statements of operations.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

     As of September 30, 2007, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act), and they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal control over financial reporting

     We continue to review, revise and improve the effectiveness of our internal controls.  We have made no changes in the Company's internal controls over financial reporting during the third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

     On May 15, 2007, GE Healthcare, a competitor of ours, filed a lawsuit against us in the federal district court in the Western District of Wisconsin. The lawsuit alleges that our MicroMaxx and/or TITAN products willfully infringe GE's U.S. patents Nos. 4,932,415, 5,584,294, 6,120,447, 6,210,327 and 6,418,225 relating to ultrasound technology. GE is seeking unspecified monetary damages and an injunction. On July 5, 2007, we filed a counterclaim against GE and certain of its affiliates. In parallel, we filed our answer to the complaint denying all of GE's claims and alleging that the asserted patents are either invalid, not infringed, or both. In our counterclaim complaint, we assert that GE and its affiliated companies have infringed certain of our U.S. patents through their sales of ultrasound products, including GE's compact ultrasound systems. Subsequent to these initial filings, GE added another patent to its claims (6,102,859) and SonoSite added patents to its counterclaims against GE so that SonoSite is now alleging infringement of four patents by GE's products (6,569,101, 6,962,566, 6,364,839 and 6,471,651). Our complaint also seeks unspecified monetary damages and a court injunction against future infringement by GE and its affiliates.

Item 1A. Risk Factors

If we are unable to effectively develop new and innovative products and product features that achieve market acceptance, our products will become technologically obsolete in the ultrasound market and our business will fail.

     Because substantially all of our revenue comes from the sales of our existing HCU systems and related products, in order to remain competitive, our future financial success will depend in large part upon our ability to successfully invent, deliver and market new and innovative products and product features. In October 2007, we released several new products, including the M-Turbo system and the S Series imaging tools which are customized for different clinical applications. The development of new, technologically advanced products and product features is a complex and uncertain process requiring great innovation and the ability to anticipate technological and market trends and needs. We may be unable to achieve or maintain market acceptance of any new products we develop, and we may be required to expend more costs than anticipated to successfully introduce these products. Without successful product innovation and market introduction of new offerings and improvements, our products will become technologically obsolete and we will be unable to compete effectively in the ultrasound market. Even with successful innovation and development, we cannot assure you that revenues from the sales of our HCU systems will continue to remain at or above current levels or that we will continue to be financially profitable.

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

     We intend to explore the possible acquisition of one or more medical device companies or medical device products in an effort to expand our product portfolio, expand our sales channels, create international operating leverage, improve marketing and other efficiencies and leverage manufacturing and supply chain economics. In furtherance of this strategy, in July 2007, we raised $208.5 million in net proceeds from a convertible debt offering and we may raise additional funds to position ourselves to pursue any desirable acquisition candidates that we may identify. If we are unable to identify suitable acquisition candidates or to successfully consummate acquisitions and integrate, into our business, the operations, technology, products, customers, suppliers and personnel of any such acquired business or technology, our ability to grow our business may be limited. Also in July 2007, we acquired LumenVu, Inc. a private development stage company that has developed, in conjunction with a leading academic research institution, a patented technology to improve the accuracy of catheter placement. We expect to introduce products based on this technology in late 2008.

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

     In order to protect or enforce our patent rights, we may initiate patent litigation. For example, we filed a patent infringement suit against Zonare Medical Systems, Inc. alleging that Zonare infringed one of our key patents through sales of its z.one ultrasound system. On March 14, 2007, Zonare filed an answer to our claim which included a counterclaim against us alleging that our products infringe its patent related to its portable docking station.

     Others may initiate patent litigation against us. On May 15, 2007, GE Healthcare, a competitor of ours, filed a lawsuit against us in the federal district court in the Western District of Wisconsin. The lawsuit alleges that our MicroMaxx and/or TITAN products willfully infringe GE's U.S. patents Nos. 4,932,415, 5,584,294, 6,120,447, 6,210,327 and 6,418,225 relating to ultrasound technology. GE is seeking unspecified monetary damages and an injunction. On July 5, 2007, we filed a counterclaim against GE and certain of its affiliates. In parallel, we filed our answer to the complaint denying all of GE's claims and alleging that the asserted patents are either invalid, not infringed, or both. In our counterclaim complaint, we assert that GE and its affiliated companies have infringed certain of our U.S. patents through their sales of ultrasound products, including GE's compact ultrasound systems. Subsequent to these initial filings, GE added another patent to its claims in (6,102,859) and SonoSite added patents to its counterclaims against GE so that SonoSite is now alleging infringement of four patents by GE's products (6,569,101, 6,962,566, 6,364,839 and 6,471,651). Our complaint also seeks unspecified monetary damages and a court injunction against future infringement by GE and its affiliates.

     If we fail to successfully defend GE's or Zonare's claim, we may be required to pay monetary damages (including treble damages) and, unless we are able to redesign our products to avoid infringing the asserted patents or to license proprietary rights from them, we may be prevented from continuing to market and sell our MicroMaxx and/or TITAN products, sales of which represent a substantial portion of our total revenues. If this outcome were to occur, we may be unable to redesign our products in a timely and cost effective manner, and licensing proprietary rights from GE or Zonare may not be possible on commercially reasonable terms, if at all. Even if we are successful in defending these actions and in proving infringement by GE or Zonare, we are likely to incur substantial costs that could adversely affect our financial condition and the actions will be distracting to management.

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

     Trends toward managed care, healthcare cost containment, and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on lowering the cost of medical therapies, which could adversely affect the sale or the prices of our products. For example:

•

major third-party payers of hospital and non-hospital based healthcare  services, including Medicare, Medicaid and private healthcare insurers, are considering revising their payment methodologies which may result in stricter standards for reimbursement of imaging  charges and/or lower or more bundled payment;

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

     These trends could lead to pressure to reduce prices for our products and could cause a decrease in the size of the market that could adversely affect our revenue and profitability, which could harm our business.

If healthcare reimbursement policies place limits on which providers may receive payment for imaging services or substantially reduce reimbursement amounts or coverage for specific procedures, market acceptance of our products may be reduced.

     Continued demand for our products depends in part on the extent to which our customers receive reimbursement for the use of our products from third-party payers such as Medicare, Medicaid and private health insurers (and equivalent third-party payers in foreign countries). Presently, reimbursement policies for physician-performed diagnostic imaging services are fairly unrestricted in the United States. The continuing efforts of governmental authorities, private health insurers and other third-party payers to contain or reduce the costs of healthcare could, however, result in more restricted payment policies for diagnostic imaging. As an example, a Medicare payment policy arising from the Deficit Reduction Act of 2005, effective January 1, 2007, caps payments to physician offices and freestanding imaging centers for the technical component of most imaging services. Although reimbursement amounts for most ultrasound procedures were not lowered by this payment policy, vascular ultrasound examinations and ultrasound guidance of needle procedures, such as biopsies, aspirations and injections are now being paid at a lower rate than they were previously. In markets in which the use of ultrasound continues to be an emerging standard of care, the enactment of this provision may dampen market demand for ultrasound equipment.

     Some private insurers have implemented imaging privileging programs as a means of controlling utilization of imaging services. For example, Highmark Blue Cross Blue Shield, a private insurer operating in Pennsylvania, requires that providers meet specific criteria in order to receive payment for imaging services provided to its subscribers. These criteria, in some instances, exclude some providers by virtue of their clinical specialty. Other criteria require providers to obtain specific credentials from third-party accreditation organizations. In addition, future congressional legislation related to the Medicare program may include the requirement that non-physician sonographers obtain a credential from third-party credentialing organizations in order to provide ultrasound service under the program. Such legislation may also include the requirement that non-hospital providers of imaging services be accredited through a third-party accreditation organization. These programs, which increase the regulation of providers, could restrict the potential new users for our products and, in turn, limit our ability to grow our business.

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

We have ten wholly owned subsidiaries located in the United Kingdom, France, Germany, Italy, India, Spain, Japan, Canada, Australia and China. The percentage of our total revenue originating outside the United States equaled 48% and 46% for the years ended December 31, 2006 and 2005, respectively, and 49% for the nine months ended September 30, 2007. Successful maintenance of these international operations requires us to:

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

     Total sales denominated in a currency other than USD were $14.0 million, or 28% of our total consolidated revenues for the three months ended September 30, 2007, and $42.9 million, or 31% of our total consolidated revenues for the nine months ended September 30, 2007. As a result, our results of operations could be adversely affected by certain movements in exchange rates. Although we take steps to hedge a substantial portion of our foreign currency exposures, there is no assurance that our hedging strategy will be successful or that the hedging markets will have sufficient liquidity or depth for us to implement our strategy in a cost effective manner.

     Additionally, as of September 30, 2007, 62% of our outstanding accounts receivable balance was from international customers, of which 53%, or $15.7 million, was denominated in a currency other than USD. Although we regularly review our receivable positions in foreign countries for any indication that collection may be at risk, our revenue from international sales may be adversely affected by longer receivables collection periods and greater difficulty in receivables collection.

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

     We expect our warranty liability and expense to continue to increase significantly due to the five-year warranty offered with the MicroMaxx system. Additionally, we will offer a five-year warranty with the M-Turbo and S Series systems. Should actual failure rates and repair or replacement costs differ from our estimates, additional warranty expense may be incurred and our results may be materially affected.

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

     Upon conversion of some or all of the senior notes the ownership interests of shareholders will be diluted. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the senior notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.

     In addition, if a fundamental change occurs, under certain circumstances we will adjust the conversion rate by a number of shares of our common stock for notes converted in connection with such fundamental change. The adjustment to the conversion rate will be determined based on the date on which the fundamental change becomes effective and the price paid per share of our common stock in such transaction, as described under the terms of the notes.

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

     Sales of a substantial number of shares of our common stock or other equity-related securities in the public markets could depress the market price of our common stock, and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock. The price of our common stock could be affected by possible sales of our common stock by investors who view the notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity, which we expect to occur involving our common stock. This hedging or arbitrage could, in turn, affect the market price of our common stock.

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

     We may be subject to higher tax in future periods. In the fourth quarter of 2004 and based on Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"), we began to recognize deferred tax assets relating to our U.S. operations on our balance sheet as a non-recurring income tax benefit. In addition, in the fourth quarter of 2006, we began to recognize deferred tax assets relating to our international operations on our balance sheet as a non-recurring income tax benefit. The deferred tax assets primarily represent the income tax benefit of the net operating loss we have incurred from our operations since inception.

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

Item 5.     Other Information

     The Company's Compensation Committee approved, in July 2007, an amended and restated form of Senior Management Employment Agreement under which certain executive officers of the Company are entitled to change of control-related benefits, to include certain provisions conforming the agreements to federal deferred compensation tax law, require as a condition to the officer's receipt of benefits that he or she deliver a release of claims to the Company and agree to certain nonsolicitation covenants, and make certain clarifying and administrative changes.  The amended standard form of Senior Management Employment Agreement is filed as an Exhibit to this Form 10-Q.

Item 6.    Exhibits

Exhibit
No.	Description

10.1	Form of Senior Management Employment Agreement
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOSITE, INC. (Registrant)

Dated:	November 8, 2007	By:	/s/ MICHAEL J. SCHUH

Michael J. Schuh
Vice President-Finance, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

10.1	Form of Senior Management Employment Agreement
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)