Form 10-K
period 2007-12-31
SONOSITE INC
filed 2008-03-17
CIK 1055355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Common stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sale price of the registrant’s Common Stock on June 30, 2007 as reported on the Nasdaq National Market, was $515,964,309.

As of February 22, 2008, there were 16,776,327 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in 2008, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SONOSITE, INC.

ANNUAL REPORT ON FORM 10-K

Trademarks

SonoSite®, the stylized SonoSite logo, iLook®, SonoHeart®, TITAN®, SonoCalc® and MicroMaxx® are all registered trademarks of SonoSite, Inc. M-Turbo™, S Series™, 180PLUS™, OnSite™ and Imaging Physical™ are trademarks of SonoSite, Inc. All other brand names, trademarks or service marks referred to in this report are the property of their owners.

PART I

Our disclosure and analysis in this report and in our 2007 Annual Report to shareholders, of which this report is a part, contain forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

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

Words such as “believe,” “anticipate,” “expect” and “intend” may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties, and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward- looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report.

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

Overview

We are the world leader in hand-carried ultrasound, or HCU, systems. We specialize in the development of HCU systems for use in a variety of medical specialties in a range of clinical settings at the point-of-care. Our proprietary technologies have enabled us to design HCU systems that combine high resolution, all-digital, broadband imaging with advanced features and capabilities typically found on cart-based ultrasound systems. We believe that the performance, size, durability, ease of use and cost-effectiveness of our products are expanding existing ultrasound markets, and are opening new markets by bringing ultrasound visualization out of the imaging lab to the point-of-care such as the patient’s bedside or the physician’s examining table for diagnosis and procedural guidance.

The large size, weight and complexity of traditional cart-based ultrasound systems typically require a physician or highly trained clinician to perform the examination in a centralized imaging department, such as a hospital’s radiology department. Our strategic intent is to enable clinicians to use ultrasound in a variety of clinical settings by developing each potential market based on three fundamental tenets: (i) the design of high performance system hardware, software and transducers with application-specific settings and capabilities; (ii) the provision of educational training that ensures appropriate use of the equipment in the clinical setting; and

(iii) the support of professional institutions and ultrasound thought leaders in the completion of use protocols and clinical research that accelerates the adoption of HCU to improve patient outcomes. By providing ultrasound at the primary point-of-care, our systems expedite diagnosis and treatment in acute and critical care settings and provide visual guidance for interventional procedures. In outpatient settings, our systems can eliminate delays associated with the outpatient referral process. This increased accessibility is changing clinical practice, improving patient care and safety and has the potential to reduce healthcare costs through earlier diagnosis of diseases and conditions.

We design our products for applications where ultrasound has not typically been used such as emergency medicine, surgery, critical care, internal medicine and vascular access procedures as well as for imaging in traditional applications, such as radiology, cardiology, vascular medicine and obstetrics and gynecology (“OB/Gyn”). In addition, the U.S. military has successfully deployed our systems in traditional hospital settings, field hospitals and forward surgical teams in war zones and areas of conflict. We began shipping our first products in September 1999 and today have an installed base of thousands of systems worldwide.

Our fourth generation product platform is the basis of two product lines, the M-Turbo (TM) system and the S Series (TM) ultrasound tools, which we introduced in October 2007. These products together with the MicroMaxx (R) system, our third generation of hand-carried technology and introduced in 2005, offer a broad-based product portfolio for hospital and physician office markets. Based on our proprietary Application Specific Integrated Circuit (“ASIC”) technology for high-resolution ultrasound imaging these systems offer image resolution comparable to costly, conventional cart-based ultrasound systems weighing over 200 pounds. A five-year warranty covering the system and most of the transducers, comes standard with these products.

Our second generation product, the TITAN (R) system, began shipping in 2003. This system addresses point-of-care and traditional ultrasound markets. Our first generation of products includes the 180 (TM) and iLook (R) series. The SonoSite 180PLUS (TM) system is designed for general ultrasound imaging and the SonoHeart (R) ELITE is specifically configured for cardiovascular applications. The iLook 25 imaging tool is designed to provide visual guidance for physicians and nurses while performing vascular access procedures and the iLook 15 imaging tool is designed to provide imaging of the chest and abdomen.

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

Standard ultrasound imaging produces a two-dimensional image, known as grayscale or 2D imaging, which physicians use to diagnose, stage and monitor disease states and conditions. Color Doppler technology expands standard ultrasound imaging by generating a colorized image showing the presence and direction of blood flow.

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

In 2003, industry analysts began to separately track the market for HCU, which are products defined as laptop-sized systems weighing 12 pounds or less. Worldwide sales of HCU products have grown from $10 million in 1999, when SonoSite began shipping the first HCU products, to estimated sales of $397 million in 2006 with sales approximately evenly divided between U.S. and international markets, according to Klein. Some of the market growth in HCU has and will come at the expense of cart-based systems. Our market focus, and we believe the greatest growth opportunities, will come from new point-of-care clinical applications and new users of ultrasound due to clinical needs that are best addressed by the high performance, mobility, durability, ease-of-use and other attributes of our HCU products.

Our markets can be classified by location and clinical application. From a location perspective, we see our growth continuing to come from further penetration into the hospital market, the major source of our revenue today. Additionally, we see strong future growth opportunities from sales into the clinic or private office, as well as into alternate care sites. On a clinical application basis, within the hospital, we see accelerating growth in “non- traditional” or point-of-care ultrasound markets such as acute and critical care. In the clinic or private practice office setting, we believe that slower growth in the more competitive markets, such as radiology, cardiology and OB/Gyn, will be balanced by accelerating growth trends and interest in outpatient physician office settings. We consider the use of HCU in the military and disaster settings as promising opportunities, as well as expanded use in mobile screening services and other non-clinical sites.

Our Strategy

Our goal is to lead in the design, development and commercialization of high-performance, innovative ultrasound technology and HCU systems. We plan to increase our share in markets that we currently serve and also seek growth by entering new markets with significant opportunities. Our strategy to achieve our objectives consists of the following key elements:

•

Continue to lead the HCU market by building upon and expanding product and technology leadership. We believe our products represent the most advanced and innovative technology available in HCU systems. We are committed to continuing to expand this technological advantage by further enhancing our existing products and creating new ones. As of December 31, 2007, we employed approximately 110 people in research and development. Since our inception in 1998, we have introduced four generations of our hand-carried ASIC technology, which have improved performance and expanded clinical capabilities of our systems. The M-Turbo system and S Series ultrasound tools based on our fourth generation ASIC technology, provide scalable technology platforms that will enable us to deliver products to specific clinical applications that vary by size, cost and performance.

•

Maximize the productivity of our direct sales force. As of December 31, 2007, we employed over 100 direct sales representatives in the U.S., the United Kingdom, France, Germany, Spain, Italy, Japan, Australia and Canada. In January 2008, we mutually terminated our relationship with MarketBridge, which had provided a contract sales force for the physician office market since mid 2006. As part of this termination we hired 18 direct sales representatives, who were formerly with MarketBridge, to address the U.S. physician office market. To further enhance the productivity of our direct sales force, we will continue to:

•	invest in training and educating our sales force;

•	maximize sales to our installed base;

•	provide education to increase market awareness and generate new customer leads; and

•	expand our corporate account relationships.

•

Broaden our sales distribution channels; enter into strategic relationships. We believe that other markets offer opportunity for growth, but will require enhancements to our sales distribution channels. For example, we have strategic alliances with NAMIC/VA Inc., which purchased the vascular access business of Boston Scientific Corporation with whom we had a previous relationship, and Nippon Sherwood Medical Industries Ltd. for distribution of our iLook product in the U.S. and Japan, respectively. We intend to enter into new third party distributor arrangements and explore strategic relationships to develop markets within ultrasound or with ultrasound-dependent technologies. We believe that strategic relationships can accelerate market penetration to customers not served by our direct sales force.

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

Our Products

Our product portfolio consists of the M-Turbo system, the S Series ultrasound tools, the MicroMaxx system, the TITAN system, the 180 series and the iLook series. All SonoSite ultrasound systems offer a digital beamformer, broadband imaging, an integrated color display, a control panel, an alphanumeric keyboard and multiple caliper measurement tools. With the exception of the iLook series (which supports color power Doppler only), each of the systems provides 2/D velocity color Doppler, color power Doppler, M-mode, pulse wave and continuous wave Doppler imaging. All systems (except for the iLook) can be used with certain transducers that are capable of providing Tissue Harmonic Imaging, which uses high frequency imaging to optimize gray scale differentiation and optimize overall image quality. All systems (except for iLook) support basic ECG (electrocardiogram) synchronization to image gathering, essential for understanding cardiac cycle and anatomical variations. Image storage, image documentation to video printer or video recorder and direct personal computer connectivity are available on all SonoSite platforms. All systems are capable of operating on battery power when needed and are designed for the rigors of mobile use. We make and sell a broad array of transducers to use with our systems to address a full range of clinical applications.

In addition to the above, the M-Turbo, MicroMaxx and TITAN systems support dual screen imaging for comparative imaging. These systems can be used for stationary applications in a Mobile Docking Station (“MDS”), which supports connectivity to hospital information systems, multiple transducer connections and on-board documentation devices. The systems can be easily removed from the docking station to be hand-carried to the point-of-care. Unlike recently introduced convertible ultrasound products, the MDS does not contain any system electronics. All SonoSite systems are fully functional in all portable exam environments, whether or not connected to a docking station.

The following is a summary of our ultrasound product platforms:

M-Turbo System and S Series Ultrasound Tools. –The M-Turbo and S Series products, first shipped in December 2007 deliver an increase in processing power for superior image clarity across all exam types, plus seamless connectivity for digital image export in a rugged, easy to use form factor. Clinicians can export images easily to a USB storage device in standard PC formats for review or storage on a PC or Mac® computers. At 7.5 pounds and a complement of seven transducers, the M-Turbo system can be configured for the full range of clinical and procedural guidance applications at the point-of-care including abdominal, nerve, vascular, cardiac, venous access, small part and superficial imaging.

The S Series products are a suite of four specialized procedural ultrasound tools customized to meet the specific needs of emergency medicine physicians, anesthesiologists, intensivists and interventionalists. With the S Series products, clinicians need only to manipulate two knobs to get the image they need. Transducers, exam settings, software and algorithms are all specialized for the specific clinical application. Weighing 8.4 pounds, the S Series ultrasound tools–S-FAST™ for emergency medicine, S-Nerve™ for regional anesthesia, S-ICU™ for critical care and S-Cath™ for interventional radiology and cardiac cath labs–are the first ultrasound devices to offer the option of a zero footprint and can be mounted on a pole, fixed on a wall or ceiling or hand-carried to the point-of-care. Transducers are interchangeable between the M-Turbo and S Series product lines. A 5-year warranty comes standard on the system and most of the transducers.

MicroMaxx System. The MicroMaxx system, first shipped in June 2005, weighs 7.7 pounds (with battery) and is a high performance, hand-carried ultrasound system. It has 13 transducers and can be configured for use in anesthesia, cardiology, critical and acute care, emergency medicine, OB/Gyn, preventive cardiology, radiology, surgery and vascular applications. A 5-year warranty comes standard on the system and most of the transducers. The MicroMaxx system may be upgraded with purchased software features that can be added through a standard flashcard.

SonoSite TITAN. The TITAN system, first shipped in June 2003, weighs 7.5 pounds. Like the MicroMaxx system, the TITAN system features a larger display screen than the 180 or iLook products and has removable memory flashcards for enhanced image or study storage. The TITAN system may be upgraded with purchased software features that can be added through a standard flashcard.

SonoSite 180 Series. The 180 Series consist of the 180PLUS and SonoHeart Elite, each weighing approximately 5.4 pounds. The SonoSite 180PLUS system is a point-of-care ultrasound system for general diagnostic and procedural assistance imaging. It was our initial product that created the hand-carried ultrasound category. The SonoHeart ELITE system is a point-of-care ultrasound system with expanded measurement tools and clinical analysis packages intended for use by cardiologists and other healthcare providers in the cardiology or bedside assessment market. The SonoHeart ELITE has all the product features of the SonoSite 180PLUS.

iLook Series. The iLook series consists of the iLook 15 and 25, each weighing approximately 3 pounds. The iLook 15 tool, with its fixed curved array transducer, provides imaging for focused abdominal and cardiac applications. The iLook 25 tool, with its fixed linear transducer, enables the clinician to visualize a patient’s vessels to aid in vascular access applications.

We also offer accessories and clinical education programs including:

•

Accessories. We offer a wide selection of accessories for our products. These include mobile docking stations, multiple transducer connections, image transfer and management software, printers, video recorders, auxiliary monitors, storage devices, carrying cases and disposable supplies.

•

Specialized training and education. We develop education programs independently and in partnership with numerous medical societies and other recognized experts in ultrasound education to provide courses for our customers through the SonoSite Institute for Training and Education. We have pioneered a unique online education site, which has been developed for the benefit of existing customers in the traditional and emerging markets that are new to the routine use of ultrasound.

Additionally, with the introduction of the M-Turbo and S Series we developed the Education Key™ program–a USB thumb drive that contains a combination of system operation video tutorials, application-specific video refresher programs that provide peer-to-peer instruction on how to perform specific exams and procedures and an image reference library of application specific sonographic anatomy for comparison purposes. As we develop new and emerging markets, we plan to continue to support the development of accredited and market-specific training materials, and expand the use of workshops in conjunction with recognized leaders in ultrasound.

Sales and Marketing

We currently sell our products through sales channels comprised of direct sales representatives, clinical application specialists and their managers, independent third-party distributors managed by distribution managers, and strategic alliances. As of December 31, 2007, we employed over 100 direct sales representatives in the U.S. and in our wholly-owned subsidiaries located in the United Kingdom, Germany, France, Spain, Italy, Japan, Australia and Canada. In addition to our direct sales, we sell products in over 100 countries through a network of independent third-party distributors. In addition, we employ regional distribution managers responsible for Middle East and Africa, Europe, Latin America, China, India and Asia.

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

We derived 51% of our revenue from domestic sales in 2007 compared to 52% in 2006 and 54% in 2005. We attribute revenue to a foreign country based on the location to which we ship our products. Products sold to the U.S. government but deployed in a foreign country are attributed to domestic revenue. Our quarterly revenue is affected by seasonality from year to year with the fourth quarter having the highest revenue, and first quarter being typically the lowest. Quarterly revenue patterns may be affected somewhat by large government orders or shipment of product inventory to new distributors. We currently have one reporting segment. For information regarding revenues and long-lived assets by geography, refer to Note 15 of our consolidated financial statements.

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

We are committed to developing and protecting our intellectual property and, where appropriate, filing patent applications to protect our technology. We hold 26 U.S. patents relating to various aspects of our products, including digital beamformers, beamforming capabilities, digital conversion circuitry, transceiver circuitry, designs and circuit integration. We hold 29 foreign patents relating to our products, and we currently have 39 patent applications pending in the U.S. and 43 pending registrations abroad.

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

In order to protect or enforce our patent rights, we may initiate patent litigation. For example, we filed a patent infringement suit against Zonare Medical Systems, Inc. (“Zonare”) in the federal district court in the Central District of California alleging that Zonare infringed one of our key patents through sales of its z.one ultrasound system. On March 14, 2007, Zonare filed an answer to our claim which included a counterclaim against us alleging that our products infringe its patent related to its portable docking station.

Others may initiate patent litigation against us. On May 15, 2007, GE Healthcare, (“GE”) a competitor of ours, filed a lawsuit against us in the federal district court in the Western District of Wisconsin. The lawsuit alleges that our MicroMaxx and/or TITAN products willfully infringe certain of GE’s U.S. patents relating to ultrasound technology. GE is seeking unspecified monetary damages and an injunction. On July 5, 2007, we filed a counterclaim against GE and certain of its affiliates. In parallel, we filed our answer to the complaint denying all of GE’s claims and alleging that the asserted patents are either invalid, not infringed, or both. Subsequent to these initial filings, both parties supplemented their claims with additional allegations of patent infringement. Our complaint also seeks unspecified monetary damages and a court injunction against future infringement by GE and its affiliates.

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

Research and Development and Technology

We currently employ approximately 110 people in research and development. In 2007, 2006 and 2005, expenses attributable to research and development for our business totaled $25.9 million, $20.2 million and $15.2 million. We believe our products represent the most advanced and innovative technology in high-performance, HCU systems. We believe our technology gives us a competitive advantage, and we are committed to maintaining this advantage by continuing to enhance our existing products and create new ones.

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

We are subject to regulations in each of the foreign countries in which we sell products. Currently, our products bear a CE Mark, which indicates that our products comply with the requirements of the applicable European Union Medical Device Directive. Medical devices properly bearing the CE marking may be commercially distributed throughout the European Union. We have received certification from the British Standards Institute (“BSI”) for conformity with certain quality system standards allowing us to place the CE mark on our product lines. The quality system has been developed by the International Organization for Standardization to ensure that companies are aware of the standards of quality to which their products will be held worldwide. While no additional pre-market approvals in individual European Union countries are required prior to marketing a device bearing the CE marking, practical complications with respect to marketing introduction may occur. For example, differences among countries have arisen with regard to labeling requirements. We may not be successful in maintaining certification requirements necessary for distribution of our products in the European Union and failure to maintain the CE marking will preclude us from selling our products there.

To ensure that manufacturers adhere to good manufacturing practices, medical device manufacturers are routinely subject to periodic inspections by the FDA and may be inspected by foreign regulatory agencies from countries in which we do business. In addition, the BSI performs periodic assessments of our manufacturing processes.

Reimbursement

In the U.S., the Center for Medicare and Medicaid Services (“CMS”), establishes guidelines for the reimbursement of healthcare providers treating Medicare and Medicaid patients. Under current CMS guidelines, varying reimbursement levels have been established for ultrasound imaging and diagnostic procedures performed by hospitals and physicians using our products. The actual reimbursement amounts are determined by individual state Medicare carriers and by private insurance carriers for non-Medicare and Medicaid patients. Moreover, states as well as private insurance carriers may choose not to follow the CMS reimbursement guidelines. The use of our products outside the U.S. is similarly affected by reimbursement policies adopted by foreign regulatory agencies and insurance carriers.

Service and Warranty

Our warranty period is five years for the MicroMaxx system, M-Turbo system and S Series ultrasound tools with certain exceptions. Our warranty period for our other products is one year. The warranty is included with the original purchase. In addition to our standard warranty, we offer extended warranty agreements for maintenance beyond the standard warranty period or for coverage above what is provided under the standard warranty. We repair equipment that is out of warranty on a time and materials basis. The warranty liability is summarized as follows (in thousands):

	Balance at beginning of year	Charged to cost of revenue	Applied to liability	Balance at end of year
Year ended December 31, 2007	$2,318	$3,160	$(1,433)	$4,045
Year ended December 31, 2006	$995	$2,397	$(1,074)	$2,318
Year ended December 31, 2005	$561	$1,049	$(615)	$995

Employees

As of December 31, 2007, we had approximately 600 employees, of which approximately 18% were engaged in product research and development, 22% in manufacturing, 45% in sales and marketing activities and the remaining 15% in administrative capacities, including executive, finance, legal, human resources, regulatory and information services and technology. Of these, approximately 450 are U.S. employees. There has never been a work stoppage and no employees are covered by collective bargaining agreements. We believe our employee relations are good.

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

Because substantially all of our revenue comes from the sales of our existing HCU systems and related products, in order to remain competitive, our future financial success will depend in large part upon our ability to successfully invent, deliver and market new and innovative products and product features. In October 2007, we released several new products, including the M-Turbo system and the S Series ultrasound tools which are customized for different clinical applications. The development of new, technologically advanced products and product features is a complex and uncertain process requiring great innovation and the ability to anticipate technological and market trends and needs. We may be unable to achieve or maintain market acceptance of any new products we develop, and we may be required to expend more costs than anticipated to successfully introduce these products. Without successful product innovation and market introduction of new offerings and improvements, our products will become technologically obsolete and we will be unable to compete effectively in the ultrasound market. Even with successful innovation and development, we cannot assure you that revenues from the sales of our HCU systems will continue to remain at or above current levels or that we will continue to be financially profitable.

Because technology innovation is complex, it can require long development and testing periods. If the launch of new products or product improvements is delayed for any reason, our business may be adversely affected. Factors which could cause delays in our product development or release schedules or cancellation of our product development projects include:

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

We intend to explore the possible acquisition of one or more medical device companies or medical device products in an effort to expand our product portfolio, expand our sales channels, create international operating leverage, improve marketing and other efficiencies and leverage manufacturing and supply chain economics. In furtherance of this strategy, in July 2007, we raised $208.5 million in net proceeds from our senior convertible note transaction, net of issuance costs, a convertible note hedge transaction and a warrant transaction and we may raise additional funds to position ourselves to pursue any desirable acquisition candidates that we may identify. If we are unable to identify suitable acquisition candidates or to successfully consummate and integrate acquisitions into our business, our ability to grow our business may be limited. Also in July 2007, we acquired LumenVu, Inc. a private development stage company that has developed, in conjunction with a leading academic research institution, a patented technology to improve the accuracy of catheter placement. We expect to introduce products based on this technology in early 2009.

Any acquisition we do complete may be costly and difficult and we may experience:

•	difficulty in integrating operations, including combining teams and processes in various functional areas;

•	delays in realizing the benefits of the acquired company or technology;

•	limited market acceptance of acquired products or technology;

•	diversion of our management’s time and attention from other business concerns;

•	lack of or limited direct experience in new markets we may enter;

•	difficulties in obtaining regulatory approvals or reimbursement codes for acquired technologies;

•	increased risk of product liability actions from acquired products or technologies;

•	additional costs, including fees and expenses of professionals involved in completing the integration process; and

•	unexpected costs associated with existing liabilities of any acquired business.

In addition, an acquisition could materially impair our operating results by causing us to incur additional debt or requiring us to incur one-time charges or amortize acquisition expenses and related assets. If we fail in our attempts to integrate any acquired business or technology, or if the costs and burdens of such acquisition or integration outweigh the benefits of such acquisition, our financial resources or financial results could be impaired.

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

These manufacturers of cart-based and portable ultrasound systems could use their greater resources to further increase the level of competition in the market through various means, including:

•	price and payment terms that we are unable to match;

•	marketing strategies that bundle the sale of portable systems with other medical products that we do not sell;

•	technological innovation;

•	market penetration and hospital systems integration that we cannot match;

•	employee compensation that we cannot match; and

•	complementary services such as warranty protection, maintenance and product training that are outside of the scope of our product offerings.

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

If our relationships with our distributors are unsuccessful, our ability to sell our products will be limited.

We currently depend on distributors to help promote market acceptance and demand for our products in countries in which we do not have a direct sales force. Distributors that are in the business of selling other medical products may not devote a sufficient level of resources and support required to generate awareness of our products and grow or maintain product sales. If our distributors are unwilling or unable to market and sell our products, or if they do not perform to our expectations, we could experience delayed or reduced market acceptance and sales of our products.

In addition, disagreements with our distributors or non-performance by these third parties could lead to costly and time-consuming litigation or arbitration and disrupt distribution channels for a period of time and require us to re-establish a distribution channel.

Existing or potential intellectual property claims and litigation either initiated by or against us may divert our resources and subject us to significant liability for damages, substantial litigation expense and the loss of our proprietary rights.

In order to protect or enforce our patent rights, we may initiate patent litigation. For example, we filed a patent infringement suit against Zonare Medical Systems, Inc. in the federal district court in the Central District of California alleging that Zonare infringed one of our key patents through sales of its z.one ultrasound system. On March 14, 2007, Zonare filed an answer to our claim which included a counterclaim against us alleging that our products infringe its patent related to its portable docking station.

Others may initiate patent litigation against us. On May 15, 2007, GE Healthcare, a competitor of ours, filed a lawsuit against us in the federal district court in the Western District of Wisconsin. The lawsuit alleges that our MicroMaxx and/or TITAN products willfully infringe GE’s U.S. patents Nos. 4,932,415, 5,584,294, 6,120,447, 6,210,327 and 6,418,225 relating to ultrasound technology. GE is seeking unspecified monetary damages and an injunction. On July 5, 2007, we filed a counterclaim against GE and certain of its affiliates. In parallel, we filed our answer to the complaint denying all of GE’s claims and alleging that the asserted patents are either invalid, not infringed, or both. In our counterclaim complaint, we assert that GE and its affiliated companies have infringed certain of our U.S. patents through their sales of ultrasound products, including GE’s compact ultrasound systems. Subsequent to these initial filings, GE added another patent to its claims in (U.S patent No. 6,102,859) and we added patents to our counterclaims against GE so that we are now alleging infringement of four patents by GE’s products (U.S. patent No. 6,569,101, 6,962,566, 6,364,839 and 6,471,651). Our complaint also seeks unspecified monetary damages and a court injunction against future infringement by GE and its affiliates.

If we fail to successfully defend GE’s claims or Zonare’s counterclaim, we may be required to pay monetary damages (including treble damages) and, unless we are able to redesign our products to avoid infringing the asserted patents or to license proprietary rights from them, we may be prevented from continuing to market and sell certain of our products, sales of which represent a substantial portion of our total revenue. If this outcome were to occur, we may be unable to redesign our products in a timely and cost effective manner, and licensing proprietary rights from GE or Zonare may not be possible on commercially reasonable terms, if at all. Even if we are successful in defending these actions and in proving infringement by GE or Zonare, we will incur substantial costs that could adversely affect our financial condition and the actions will be distracting to management.

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

We may also become involved in the defense and prosecution, if necessary, of intellectual property suits, patent interferences, opposition proceedings and other administrative proceedings. For example, we successfully defended a patent infringement suit, Neutrino Development Corporation vs. SonoSite, in the U.S. District Court for the Southern District of Texas for more than five years, from 2001 through the end of 2006. Although we were successful, this litigation forced us to incur substantial costs.

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

We currently hold 55 U.S and foreign patents relating to our technology. A number of other patents are pending in the United States and in foreign jurisdictions. Although we enter into confidentiality agreements with our employees, consultants and strategic partners, and generally control access to and distribution of our proprietary information, the steps we have taken to protect our intellectual property may not prevent misappropriation. In addition, we do not know whether we will be able to defend our proprietary rights since the validity, enforceability and scope of protection of proprietary rights is still evolving.

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

Trends toward managed care, healthcare cost containment, and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on lowering the cost of medical therapies, which could adversely affect the demand for or the prices of our products. For example:

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

Continued demand for our products depends in part on the extent to which our customers receive reimbursement for the use of our products from third-party payers such as Medicare, Medicaid and private health insurers (and equivalent third-party payers in foreign countries). Presently, reimbursement policies for physician-performed diagnostic imaging services are fairly unrestricted in the United States and payment levels are sufficient to enable providers to recoup the costs of purchasing ultrasound systems. The continuing efforts of governmental authorities, private health insurers and other third-party payers to contain or reduce the costs of healthcare could, however, result in reduced payment for imaging services or more restrictive payment policies for diagnostic imaging.

As an example, a Medicare payment policy arising from the Deficit Reduction Act of 2005, caps payments to physician offices and freestanding imaging centers for the technical component of most imaging services. Although reimbursement amounts for most ultrasound procedures were not lowered by this payment policy, vascular ultrasound examinations are now being paid at a lower rate than they were previously. In markets in which the use of ultrasound continues to be an emerging standard of care, additional payment rate cuts such as this one could dampen market demand for ultrasound equipment.

Some private insurers have implemented imaging privileging programs as a means of controlling utilization of imaging services. For example, Highmark Blue Cross Blue Shield, a private insurer operating in Pennsylvania, requires that providers meet specific criteria in order to receive payment for imaging services provided to its subscribers. These criteria, in some instances, exclude some providers by virtue of their clinical specialty. Other criteria require providers to obtain specific credentials from third-party accreditation organizations. Policies such as these, if they were to be more widely adopted by third party payers, could have a negative impact on the ability of customers to receive reimbursement for ultrasound services they provide their patients and, in turn, could dampen demand for our products.

In addition, future congressional legislation related to the Medicare program may include the requirement that non-physician sonographers obtain a credential from third-party credentialing organizations in order to provide ultrasound service under the program. Such legislation may also include the requirement that physician offices which provide imaging services be accredited through a third-party accreditation organization. These policies, which would increase the regulation of providers, could restrict the potential new users for our products and, in turn, limit our ability to grow our business.

Finally, both governmental and private third-party payers are calling for increasing levels of evidence of beneficial clinical outcomes and cost effectiveness in addition to proof of clinical efficacy as a prerequisite to granting coverage for new technologies and devices and new applications for existing technologies. To the extent that services performed with current or future products that we may bring to market are not described by existing Current Procedural Terminology codes or are not covered under existing coverage policies, there is a risk that reimbursement for these applications may not be attained at all or within a reasonable timeframe. For example, carotid intima media thickness measurement, which is an application of ultrasound performed by our SonoCalc IMT software, is not currently reimbursed by Medicare and is not a part of third-party payers’ standard benefits packages.

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

The final assembly and testing of our products is done at our Bothell, Washington factory where we integrate different components manufactured by various suppliers. If we encounter supplier, regulatory, engineering or technical difficulties in manufacturing on account of events at our factory or our suppliers’ factories, we may incur delays in delivery of these products to customers and that could adversely affect our revenues.

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

In addition, our circuit boards are produced in Thailand by one of the world’s largest electronic manufacturing services suppliers. These circuit boards are highly customized and securing a different source of supply for this critical component of our product would be particularly difficult. If we experience delays in the receipt or deterioration in product yields of these critical components, we may experience delays in manufacturing or an increase in costs resulting in lost sales or a deterioration in gross margin.

If we are unable to overcome the risks inherent in international business activities, the growth of our business will be limited and our profitability will decline.

We have ten wholly owned subsidiaries located in the United Kingdom, France, Germany, Italy, India, Spain, Japan, Canada, Australia and China. The percentage of our total revenue originating outside the United States equaled 49%, 48% and 46% for the years ended December 31, 2007, 2006 and 2005, respectively. Successful maintenance of these international operations requires us to:

•	maintain an efficient and self-reliant local infrastructure;

•	continue to attract, hire, train, manage and retain qualified local sales and administrative personnel;

•	continue to identify new non-U.S. distributors and maintain our relationship with our existing distributor;

•	comply with diverse and potentially burdensome local regulatory requirements and export laws, including license requirements, trade restrictions and tariff increases; and

•	maintain complex information, financial, distribution and control systems.

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

Total sales denominated in a currency other than USD were $62.8 million, or 31% of our total consolidated revenues for the year ended December 31, 2007. As a result, our results of operations could be adversely affected by certain movements in exchange rates. Although we take steps to hedge a substantial portion of our foreign currency exposures, there is no assurance that our hedging strategy will be successful or that the hedging markets will have sufficient liquidity or depth for us to implement our strategy in a cost effective manner.

Additionally, as of December 31, 2007, 60% of our accounts receivable balance was from international customers, of which 58%, or $21.4 million, was denominated in a currency other than USD. Although we regularly review our receivable positions in foreign countries for any indication that collection may be at risk, our revenue from international sales may be adversely affected by longer receivables collection periods and greater difficulty in receivables collection.

If we, or our suppliers, fail to comply with U.S. and foreign governmental regulations applicable to our products and manufacturing practices, we could experience product introduction delays, production delays, cost increases and lost sales and our future revenues may be adversely affected.

Our products, our manufacturing and marketing activities, and the manufacturing activities of our third-party medical device manufacturers are subject to extensive regulation by a number of governmental agencies, including the FDA, and comparable international agencies. We and our third-party manufacturers are or may be required to:

•	obtain prior clearance or approval from these agencies before we can market and sell our products;

•	undergo rigorous inspections by domestic and international agencies; and

•	satisfy content requirements for all of our sales and promotional materials.

The process for obtaining regulatory approval can be lengthy and expensive, and the results are unpredictable. If we are unable to obtain clearances or approvals needed to market existing or new products, or obtain such clearances or approvals in a timely manner, our revenues and profitability could be adversely affected. Moreover, clearances and approvals, if granted, may limit the uses for which a product may be marketed, which could reduce or eliminate the commercial benefit of manufacturing any such product.

To ensure that manufacturers adhere to good manufacturing practices, medical device manufacturers are routinely subject to periodic inspections by the FDA and may be inspected by foreign regulatory agencies from countries in which we do business. In addition, BSI performs periodic assessments of our manufacturing processes and quality system. Compliance with the regulations of various agencies, including the Environmental Protection Agency and the Occupational Safety and Health Administration, may require us to incur substantial costs and may delay or prevent the introduction of new or improved products. Although to date these actions by regulatory bodies have not required us to incur substantial costs or delay product shipments, we expect to experience further inspections and incur additional costs as a result of governmental regulation.

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

We have experienced rapid and substantial growth in recent years. Our revenue increased to $205.1 million in 2007 from $171.1 million in 2006 and $147.5 million in 2005. Our growth could strain our existing management, operational and financial resources and, if we are unable to manage this growth successfully, our business and financial performance will be adversely affected. In order to manage our growth effectively, we will need to expand our sales, manufacturing and quality assurance staff, and improve the productivity and efficiency of our existing operational, financial, international support staff and our management and information systems. We may be unable to hire and retain the personnel necessary to operate and expand our business. We also may be unable to increase the productivity and efficiency of our existing resources.

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

We expect our warranty liability and expense to continue to increase significantly due to the five-year warranty offered with the MicroMaxx system, M-Turbo system, and S Series ultrasound tools. Should actual failure rates and repair or replacement costs differ from our estimates, additional warranty expense may be incurred and our financial results may be materially affected.

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

Our results of operations are subject to significant quarterly variation.

Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include:

•	the timing of new product introductions by us or our competitors;

•	the timing of regulatory approvals;

•	the timing of orders from major customers and distributors, including bulk orders from governmental entities and demo orders from new distributors;

•	seasonal buying patterns of our customers;

•	development and promotional expenses relating to new product introductions;

•	the revenue mix by product and geography;

•	changes in pricing policies by us or our competitors;

•	fluctuations in foreign exchange rates;

•	writeoffs resulting from obsolete inventory;

•	fluctuations in our effective tax rates;

•	our ability to meet demand for our products;

•	the market acceptance of our products;

•	legal costs and the results of litigation;

•	changes in distribution channels; and

•	the ability of our sales force to effectively market and sell our products.

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

As a result of customer buying patterns and the efforts of our sales force to meet or exceed quarterly and year-end quotas, historically we have earned a substantial portion of each year’s revenues during the last quarter and a substantial portion of each quarter’s revenues during its last month. If expected revenues at the end of any quarter are delayed, our revenues for that quarter could fall below the expectations of securities analysts and investors, resulting in a decrease in our stock price.

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

Prior to 2004, we had incurred losses in each year since our inception in 1998. As of December 31, 2007, we had an accumulated deficit of $44.9 million. We achieved profitability in 2004 and were profitable in 2005, 2006 and 2007, but we may be unable to sustain or increase future profitability on a quarterly or annual basis. We may incur losses if we cannot increase or sustain our revenue. We expect that our operating expenses will increase in the foreseeable future as we expand our product development activities, our sales and marketing infrastructure, our administrative support and our product offerings. Additionally, we expect operating expenses would increase as we pursue the acquisition of companies or technologies to further our growth. Our expansion and acquisition efforts, to be successful, may require more funding than we currently anticipate.

Accordingly, we will need to generate significant additional revenue in the future in order to be able to sustain or increase profitability. If we cannot generate sufficient revenue to sustain or increase our profitability, then our business will be adversely affected.

Our investment securities may be adversely impacted by economic factors beyond our control and we may incur additional impairment charges to our investment portfolio.

As of December 31, 2007, we had $12.6 million in Columbia Strategic Cash Portfolio, which is in the process of liquidation. In our judgment this investment, which is classified as a money market account, has a decline in fair value that is other than temporary, accordingly we have recognized an impairment loss of $0.2 million. Distributions from this portfolio are solely at the discretion of the portfolio manager. We anticipate that $11.3 million will be distributed from this portfolio during 2008, which is recorded as a short-term investment, and $1.3 million will be distributed after 2008, which is recorded as a long-term investment.

The credit and capital markets deteriorated in 2007 and may continue to deteriorate in 2008. These markets may deteriorate further and we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, cash flow and reported earnings.

Conversion of our convertible senior notes will dilute the ownership interest of shareholders at the time of conversion.

Upon conversion of some or all of our senior notes the ownership interests of shareholders may be diluted. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the senior notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.

In addition, if a fundamental change occurs, under certain circumstances we will adjust the conversion rate by a number of shares of our common stock for notes converted in connection with such fundamental change. The adjustment to the conversion rate will be determined based on the date on which the fundamental change becomes effective and the price paid per share of our common stock in such transaction, as described under the terms of the senior notes.

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

The convertible note hedge and warrant transactions associated with our convertible senior notes may affect the value of our common stock.

The convertible note hedge and warrant transactions associated with our convertible senior notes may affect the value of our common stock. In connection with the pricing of our convertible senior notes, we entered into a convertible note hedge transaction with an option counterparty. We also entered into a warrant transaction with this option counterparty. The convertible note hedge transaction covers approximately 42% of any converted notes, and is expected to reduce potential dilution to our common stock upon any such conversion. However, the warrant transaction could separately have a dilutive effect on our earnings per share to the extent that the market value per share of our common stock exceeds the applicable strike price of the warrants.

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

The potential effect, if any, of any of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained as of the date of this annual report. Any of these activities could adversely affect the price of our common stock and, as a result, the value of the consideration and the number of shares of our common stock, if any, that the noteholders would receive upon the conversion of the notes.

If we, or our independent registered public accounting firm, determine that we have material weaknesses in our internal control over financial reporting, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

We dedicated a significant amount of time and resources in an effort to ensure that we have appropriate internal controls over financial reporting for the year ended December 31, 2007 and will continue to do so for future fiscal periods. We may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation, or any attestation at all, by our independent auditors. Additionally, management’s assessment of our internal control over financial reporting may identify additional deficiencies that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors.

We may be unable to utilize our deferred tax assets, which could adversely affect our future operating results.

In 2004, we recognized deferred tax assets relating to our U.S. operations on our balance sheet as a non-recurring income tax benefit. In addition, in 2006, we recognized deferred tax assets relating to our international operations on our balance sheet as a non-recurring income tax benefit. The deferred tax assets primarily represent the income tax benefit of the net operating losses we have incurred from our operations since inception. We will continue to evaluate our ability to utilize our deferred tax assets in future periods and record any resulting adjustments that may be required to deferred income tax expense.

Our consolidated income tax rate may fluctuate as U.S. and international operations become more or less profitable. We may be subject to higher tax in future periods.

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

We have adopted a shareholder rights plan, which is triggered upon commencement or announcement of a hostile tender offer or when any one person or group acquires 20% or more of our common stock. Once triggered, the rights plan would result in the issuance of preferred stock to the holders of our common stock other than the acquirer. In November 2007, we renewed this plan until April 5, 2013.

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

Our principal offices are located in Bothell, Washington, where we lease two buildings totaling approximately 125,000 square feet. These facilities include approximately 78,000 square feet of office space and 47,000 square feet of manufacturing and warehouse space. The leases run through 2014. Additionally, we lease smaller office facilities at foreign locations in which we have operations.

ITEM 3.	LEGAL PROCEEDINGS

We filed a patent infringement suit against Zonare Medical Systems, Inc. in the federal district court of the Central District of California alleging that Zonare infringed one of our key patents through sales of its z.one ultrasound system. On March 14, 2007, Zonare filed an answer to our claim which included a counterclaim against us alleging that our products infringe its patent related to its portable docking station.

On May 15, 2007, GE Healthcare, a competitor of ours, filed a lawsuit against us in the federal district court in the Western District of Wisconsin. The lawsuit alleges that our MicroMaxx and/or TITAN products willfully infringe certain of GE’s U.S. patents relating to ultrasound technology. GE is seeking unspecified monetary damages and an injunction. On July 5, 2007, we filed a counterclaim against GE and certain of its affiliates. In parallel, we filed our answer to the complaint denying all of GE’s claims and alleging that the asserted patents are either invalid, not infringed, or both. Subsequent to these initial filings, both parties supplemented their claims with additional allegations of patent infringement. Our complaint also seeks unspecified monetary damages and a court injunction against future infringement by GE and its affiliates.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2007.

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

Year	High	Low
2007
Fourth quarter	$37.00	$30.47
Third quarter	$36.93	$26.50
Second quarter	$32.78	$27.25
First quarter	$33.80	$26.91

2006
Fourth quarter	$34.08	$27.22
Third quarter	$40.22	$26.56
Second quarter	$41.37	$34.20
First quarter	$42.14	$33.64

Dividends

We have not declared or paid cash dividends on our common stock. We currently intend to retain all earnings, if any, for future growth and, therefore, do not intend to pay cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The equity compensation plan information is presented under Part III, Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

There were no shares repurchased by SonoSite during the fourth quarter of 2007.

Sales of Unregistered Securities

There were no sales of unregistered securities by SonoSite in 2007.

Holders

As of February 22, 2008, there were 2,783 holders of record of our common stock. This figure does not include the number of shareholders whose shares are held of record by a broker or clearing agency, but does include each such brokerage house or clearing agency as a single holder of record.

Performance Graph

The following performance graph compares the performance of SonoSite’s common stock during the five-year period from December 31, 2003 through December 31, 2007 with the performance of the Nasdaq National Market, U.S. Index and the Nasdaq Medical Devices, Instruments and Supplies, Manufacturers Stocks Index. The graph plots the changes in value of an initial $100 investment over the indicated time periods, assuming all dividends are reinvested. Stock prices shown for the common stock are historical and not indicative of future price performances.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations Data
Revenue	$205,068	$171,083	$147,491	$115,817	$84,770
Cost of revenue	62,505	49,673	43,652	37,755	30,918

Gross margin	142,563	121,410	103,839	78,062	53,852
Operating expenses:
Research and development	25,872	20,183	15,195	12,644	11,179
Sales and marketing	91,054	81,631	68,090	51,824	38,474
General and administrative	21,186	15,760	13,662	10,296	7,315

Total operating expenses	138,112	117,574	96,947	74,764	56,968
Other income (loss):
Interest income	9,662	3,683	1,753	963	965
Interest expense	(4,371)	—	(2)	—	(23)
Other income (loss)	1,274	294	(795)	(601)	390

Total other income	6,565	3,977	956	362	1,332

Income (loss) before income taxes	11,016	7,813	7,848	3,660	(1,784)
Income tax (provision) benefit	(4,132)	(582)	(2,412)	19,312	—

Net income (loss)	$6,884	$7,231	$5,436	$22,972	$(1,784)

Net income (loss) per share:
Basic	$0.41	$0.44	$0.35	$1.55	$(0.12)

Diluted	$0.40	$0.43	$0.34	$1.46	$(0.12)

Shares used in computing net income (loss) per share:
Basic	16,621	16,274	15,549	14,829	14,335
Diluted	17,168	16,857	16,175	15,737	14,335

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$188,701	$45,673	$26,809	$17,272	$13,683
Working capital	383,249	147,302	104,999	69,370	54,809
Total assets	470,381	211,894	174,548	155,092	109,090
Long-term obligations, less current portion	225,000	—	—	—	—
Total shareholders’ equity	192,862	181,031	152,042	133,235	95,330

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the world leader in hand-carried ultrasound, or HCU, systems. We specialize in the development of HCU systems for use in a variety of medical specialties in a range of clinical settings at the point-of-care. Our proprietary technologies have enabled us to design HCU systems that combine high resolution, all-digital, broadband imaging with advanced features and capabilities typically found on cart-based ultrasound systems. We believe that the performance, size, durability, ease of use and cost-effectiveness of our products are expanding existing ultrasound markets, and are opening new markets by bringing ultrasound visualization out of the imaging lab to the point-of-care such as the patient’s bedside or the physician’s examining table for diagnosis and procedural guidance.

The large size, weight and complexity of traditional cart-based ultrasound systems typically require a physician or highly trained clinician to perform the examination in a centralized imaging department, such as a hospital’s radiology department. Our strategic intent is to enable clinicians to use ultrasound in a variety of clinical settings by developing each potential market based on three fundamental tenets: (i) the design of high performance system hardware, software and transducers with application-specific settings and capabilities; (ii) the provision of educational training that ensures appropriate use of the equipment in the clinical setting; and (iii) the support of professional institutions and ultrasound thought leaders in the completion of use protocols and clinical research that accelerates the adoption of HCU to improve patient outcomes. By providing ultrasound at the primary point-of-care, our systems expedite diagnosis and treatment in acute and critical care settings and provide visual guidance for interventional procedures. In outpatient settings, our systems can eliminate delays associated with the outpatient referral process. This increased accessibility is changing clinical practice, improving patient care and safety and has the potential to reduce healthcare costs through earlier diagnosis of diseases and conditions.

We design our products for applications where ultrasound has not typically been used such as emergency medicine, surgery, critical care, internal medicine and vascular access procedures as well as for imaging in traditional applications, such as radiology, cardiology, vascular medicine and obstetrics and gynecology (“OB/Gyn”). In addition, the U.S. military has successfully deployed our systems in traditional hospital settings, field hospitals and forward surgical teams in war zones and areas of conflict. We began shipping our first products in September 1999 and today have an installed base of thousands of systems worldwide.

Our fourth generation product platform is the basis of two product lines, the M-Turbo (TM) system and the S Series (TM) ultrasound tools, which we introduced in October 2007. These products together with the MicroMaxx (R) system, our third generation of hand-carried technology and introduced in 2005, offer a broad-based product portfolio for hospital and physician office markets. Based on our proprietary Application Specific Integrated Circuit (“ASIC”) technology for high-resolution ultrasound imaging these systems offer image resolution comparable to costly, conventional cart-based ultrasound systems weighing over 200 pounds. A five-year warranty covering the system and most of the transducers, comes standard with these products.

Our second generation product, the TITAN (R) system, began shipping in 2003. This system addresses point-of-care and traditional ultrasound markets. Our first generation of products includes the 180 (TM) and iLook (R) series. The SonoSite 180PLUS (TM) system is designed for general ultrasound imaging and the SonoHeart (R) ELITE is specifically configured for cardiovascular applications. The iLook 25 imaging tool is designed to provide visual guidance for physicians and nurses while performing vascular access procedures and the iLook 15 imaging tool is designed to provide imaging of the chest and abdomen.

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

Our critical accounting policies and estimates include accounts receivable, revenue recognition, valuation of investments and inventories, goodwill, intangible assets, warranty expense, income taxes, stock-based compensation, our convertible note and hedge transaction and acquisitions.

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

Revenue recognition. We recognize revenue on products and accessories when goods are shipped under an agreement with a customer, risk of loss and title have passed to the customer, sales returns are estimable and collection of any resulting receivable is reasonably assured. For service contracts, revenue is recognized as services are provided or over the term of the contract. Revenue is recorded net of estimated returns. We estimate returns by reviewing our historical returns, considering customer reaction to new product introductions and current economic conditions. Sales discounts are recorded as a reduction in revenue. We separately price and sell product upgrades to our customers.

Sales to distributors are generally made pursuant to standard distributor agreements. We recognize revenue when title and risk of loss have transferred to the distributor. Our only significant post-shipment obligation to distributors is our product warranty covering materials and workmanship (see “Warranty expense” below). The distributor can only reject products for an obvious defect or shipping error, generally within 30 days of receipt, and in such cases, replacement products would be sent. Since the distributor’s remedy is the replacement of the product and not a refund or credit, we do not defer revenue associated with these sales. Costs associated with the repair of returned, defective products are captured in our warranty accrual. Our standard distributor arrangements do not have any other return provisions.

Our sales arrangements may contain multiple elements, which include hardware and software products. Revenue from the sale of software, software-related elements, and hardware when the software elements are more than incidental to the product as a whole, is recognized in accordance with software revenue recognition rules. We have vendor specific objective evidence (“VSOE”) of fair value for our products. Accordingly, for transactions that have undelivered elements for which we have VSOE of the elements, revenue equal to the total fair value of the undelivered elements is deferred and is not recognized until the element is delivered to the customer. When the undelivered element represents services under extended service contracts, revenue equal to the stated price is deferred and recognized evenly over the contract term as those services are provided.

Investments. Our investment securities primarily consist of high-grade U.S. government or corporate debt and high-grade asset-backed securities. We have the ability to hold our securities until maturity, however, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses generally reported as a component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis.

A decline in market value of any available-for-sale security below cost that is determined to be other than temporary results in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Interest income is recognized when earned. We may incur unrealized losses due to changes in market value attributable to changes in interest rates. Generally we have the ability and intent to hold our investments until a recovery of cost, which may be maturity.

Valuation of inventories. Inventories are stated at the lower of cost or market on a first-in, first-out method. Included in our inventories balance are demonstration products used by our sales representatives and marketing department. Adjustments to reduce carrying costs to their net realizable values are recorded for obsolete material, shrinkage, earlier generation products and used or refurbished products held either as saleable inventory or as demonstration product.

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

Goodwill. Goodwill represents the excess of cost of businesses acquired over the estimated fair value of net assets acquired. We test goodwill for impairment on an annual basis, or more frequently if circumstances dictate. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Changes in these estimates and assumptions could potentially result in recognition of an impairment of goodwill, which would be reflected as a loss on our consolidated statement of operations and as a reduction in the carrying value of goodwill.

Intangible Assets. Our intangible assets are comprised primarily of acquired technologies, non-compete agreements and reacquired distribution rights. We use our judgment to estimate the fair value of each of these intangible assets. Our judgment about fair value is based on our expectation of future cash flows and an appropriate discount rate. We also use our judgment to estimate the useful lives of each intangible asset. With respect to definite lived intangible assets, we evaluate the remaining useful lives and whether there are any indicators of impairment as circumstances dictate. Indefinite-lived intangible assets are tested for impairment annually, or more frequently if circumstances dictate. If we conclude that any intangible asset is impaired, we would record this as a loss on our consolidated statement of operations and as a reduction to the intangible asset.

Warranty expense. We accrue estimated warranty expense at the time of sale for costs expected to be incurred under our product warranties. This provision for warranty expense is made based upon our historical product failure rates and service repair costs using management’s judgment. We have limited history with some of our products. We provide, with certain exceptions, a five-year warranty with the MicroMaxx system, M-Turbo system and S Series ultrasound tools. Given the length of the warranty period, the warranty liability for these systems is more difficult to estimate than it has been for our other products that have a one-year warranty. However, given the similarity of the components used in the M-Turbo system and S Series ultrasound tools compared with our MicroMaxx system and the historical product failure rate and service repair costs of the MicroMaxx and the other systems, we believe that we can reasonably estimate the amount of the warranty liability for these products. We expect our warranty liability and expense to continue to increase significantly due to the five-year warranty offered with these products. Should actual failure rates or repair or replacement costs for any of our products differ from estimates, revisions to the estimated warranty liability may be required and our results may be materially affected.

Income taxes. The process of accounting for income taxes involves calculating our current tax obligation or refund and assessing the nature and measurements of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences, and our net operating loss (“NOL”) and credit carryforwards, result in deferred tax assets and liabilities. In each period, we assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income in each jurisdiction. To the extent we believe that we would not meet the test that recovery is “more likely than not”, we would establish a valuation allowance. To the extent that we establish a valuation allowance or change this allowance in a period, we would adjust our tax provision or tax benefit in the consolidated statement of operations. We use our judgment to determine our provision or benefit for income taxes, including estimates associated with uncertain tax positions and any valuation allowance recorded against our deferred tax assets based on the weight of all positive and negative factors, including cumulative trends in profitability.

We have accumulated U.S. federal and state income tax NOL carryforwards, foreign NOL carryforwards, research and experimentation tax credit carryforwards and alternative minimum tax credit carryforwards. In the fourth quarter of 2006, we reversed the valuation allowance on a deferred tax asset on our balance sheet primarily representing NOLs from our international operations. Previously, we had recorded a valutation allowance against deferred tax assets on our balance sheet until it was “more likely than not” that the tax assets related to either our U.S. or international operations would be realized. We assess our ability to utilize our NOL and tax credit carryforwards in future periods and record any resulting adjustments that may be required to deferred income tax expense. In addition, we reduce the deferred income tax asset for the benefits of NOL and tax credit carryforwards utilized currently. The future impact on net income may therefore be positive or negative, depending on the net result of such adjustments and charges.

Based upon a review of historical operating performance through 2007, and our expectation that we will generate profits in the U.S. and our international operations in the foreseeable future, we continue to believe it is more likely than not that the U.S. and international deferred tax assets will be fully realized.

Stock-Based Compensation. On January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. SFAS 123R requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). For stock options, we utilize the Black-Scholes option pricing model to estimate the fair value of employee stock-based compensation at the date of grant, which requires the input of subjective assumptions, including expected volatility, expected life and expected forfeitures. We estimate volatility by considering our historical stock volatility. We estimate expected term based on historical trends. Further, we estimate future forfeitures for both stock options and RSUs granted, which are not expected to vest. We estimate forfeitures using historical employee turn-over rates as well as our judgment of future forfeitures. Our estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from our estimate.

Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances. In addition, future grants of equity awards will result in additional compensation expense in future periods.

Convertible debt and hedge transaction. We have recorded our senior convertible note as debt. The conversion option met the criteria, in our judgment, to preclude recognition as a debt discount. If the conversion option had been recognized as a debt discount, it would have been recognized as additional interest expense over the term of the notes. Accordingly, our interest expense is based upon the stated rate. Additionally, we recorded the call option and warrant transactions as equity instruments since our judgment is that they met the existing criteria. If the call option and warrant transactions had not met the criteria, then the instruments would have been recorded as assets or liabilities and any changes in the fair values would be recognized in the consolidated income statement.

Acquisitions. The process of accounting for an acquisition involves determining whether a business or assets were acquired, then assigning the cost to the fair value of the assets acquired. In our judgment we acquired assets when we purchased LumenVu, Inc. in July 2007, rather than a business. Additionally, we determined that the acquired technology did not represent “in-process research and development”, which would have been expensed upon acquisition rather than capitalized as an intangible asset.

Results of Operations

Revenue

Revenue increased to $205.1 million in 2007, compared to $171.1 million in 2006 and $147.5 million in 2005. The increase in 2007 compared to 2006 was attributable to the introduction of new products in Q4 and increased sales of MicroMaxx systems offset by a reduction in sales of earlier products. The increase in 2006 compared to 2005 was due to a full year of sales of the MicroMaxx system, which has a higher average selling price than the Titan system, expanded international operations, and increased direct sales to hospitals. Changes in exchange rates had a 2% positive impact on revenue in 2007 and had a minimal impact on revenue in 2006.

United States

U.S. revenue increased to $104.1 million in 2007, compared to $89.7 million in 2006 and $79.8 million in 2005. The increase in 2007 compared to 2006 was attributable to increased sales in both hospital and office channels. The increase in 2006 compared to 2005 was primarily attributable to increased direct sales to hospitals, offset by a decrease in U.S. government sales due to a large order in the first quarter of 2005 and a decrease during the integration of our sales channel partner addressing the physician office market.

International

Revenue from Europe, Africa and the Middle East increased to $59.0 million in 2007, compared to $48.9 million in 2006 and $41.2 million in 2005. The increase in 2007 compared to 2006 was primarily due to an increase in revenue from direct sales in the UK, France and Spain offset by decreases in direct sales to Italy, which became a direct sales subsidiary in September 2007, and in Germany. The increase in 2006 compared to 2005 was primarily due to increased sales in our direct subsidiaries in Europe, offset by decreased sales to our distributor in Italy.

Revenue from Latin America and Canada increased to $17.8 million in 2007 compared to $12.3 million in 2006 and $9.6 million in 2005. The increase in 2007 compared to 2006 was due to a significant increase in Canada due to the sales force expansion and expansion of the dealer network in Latin America. The increase in 2006 compared to 2005 was due to increased direct sales in Canada and increased sales to our distributors in Latin America.

Revenue from Asia Pacific increased to $24.2 million in 2007 compared to $20.2 million in 2006 and $16.9 million in 2005. The increase in 2007 compared to 2006 was due the expansion of the sales force. The increase in 2006 compared to 2005 was primarily due to distribution sales through our new distributor, Fukuda Denshi in Japan.

We anticipate that revenue will increase in 2008 compared to 2007 due to the continued expansion of our selling efforts worldwide. We expect growth from the introduction of new products and features, from the U.S. physicians’ office market as we continue to develop this channel, from the continued expansion of international operations such as India and Italy, and the overall expansion of market awareness and acceptance of our products. The expansion of new sales operations, as well as the integration of the U.S. physician office market sales force, after the termination of our relationship with MarketBridge in January 2008, may not be as successful as anticipated and we may encounter regulatory and other issues in selling our products. Our revenue may also be impacted by fluctuations in foreign exchange rates in the countries in which we sell our products in currencies other than the USD. Increased competition may also impact our anticipated growth in revenue. We currently face competition from larger companies that manufacture cart-based and portable ultrasound systems and have greater financial and other resources.

Gross margin

Gross margin decreased to 70% in 2007 compared to 71% in 2006 and 70% in 2005. The decrease in 2007 compared to 2006 was impacted negatively from the increased sales to our distributor network and transitioning of sales from MicroMaxx to the new products, offset by the reduction in royalties to ATL, which expired in September 2007 and the positive impact of foreign exchange rates. The increase in 2006 compared to 2005 was a result of increased sales of MicroMaxx systems which generate a higher margin than our earlier generation products.

We expect our gross margin percentage in 2008 to remain consistent with 2007. Nevertheless, increased competition from existing and new competitors could result in lower average realized prices and could lower our gross margin. Our gross margin can be expected to fluctuate in future periods based on the mix of business between direct, government and distributor sales; mix of U.S. and international sales; and our product and accessories sales mixes. Changes in our cost of inventory also may impact our gross margin. Adjustments to reduce carrying costs are recorded for obsolete material, earlier generation products and used or refurbished products held either as saleable inventory or as demonstration product. If market conditions change or the introduction of new products by us impacts the market for our previously released products, we may be required to further write down the carrying value of our inventory, resulting in a negative impact on gross margins. We rely on our sales forecasts by product to determine production volume. To the extent our sales forecasts or product mix estimates are inaccurate, we may produce excess inventory or experience inventory shortages, which may result in an increase in our costs of revenue, a decrease in our gross margin or lost sales. Our gross margin may also be impacted by fluctuations in foreign exchange rates in the countries in which we sell our products in currencies other than the USD.

Operating expenses

Research and development expenses increased to $25.9 million in 2007 compared to $20.2 million in 2006 and $15.2 million in 2005. The increase in 2007 compared to 2006 was due to increased headcount for development of the M-Turbo system and S Series ultrasound tools, which were released in 2007, and for future new products and features. The increase in 2006 compared to 2005 was primarily due to increased stock-based compensation and increased headcount to support further development of our ASIC technology and the MicroMaxx system.

We anticipate that research and development expenses will increase in 2008 compared to 2007 due to continued development of new products and features, as well as further development related to the M-Turbo system and S Series ultrasound tools. However, should our competitors develop products with features that equal or exceed the features that exist in our products, we may incur higher than anticipated research and development costs in order to accelerate existing programs and compete more effectively.

Sales and marketing expenses increased to $91.1 million in 2007 compared to $81.6 million in 2006 and $68.1 million in 2005. The increase in 2007 compared to 2006 was attributable to the expansion of international sales operations, continued growth in the office by our sales channel partner, and increased efforts in education and training. The increase in 2006 compared to 2005 was attributable to increased stock-based compensation, expansion of our sales channel partner into the physician’s office market and our international sales operations, increased education and training efforts and commissions related to the increase in revenue.

We anticipate that sales and marketing expenses will increase modestly in 2008 compared to 2007 due to increased compensation for commissions related to the anticipated increase in revenues and expansion of operations in India and Italy.

General and administrative expenses increased to $21.2 million in 2007 compared to $15.8 million in 2006 and $13.7 million in 2005. The increase in 2007 compared to 2006 was primarily due to increased legal costs related to our patent litigation. The increase in 2006 compared to 2005 was attributable to increased stock-based compensation and increased headcount to support business growth, offset by a reduction in legal expenses.

We anticipate that general and administrative expenses will remain consistent in 2008 compared to 2007. However, we may incur increased legal expenses regarding our ongoing litigation or unanticipated legal expenses if we become involved in any new litigation.

Other income (loss)

Total other income was $6.6 million in 2007, compared to $4.0 million in 2006 and $1.0 million in 2005. The increase in 2007 compared to 2006 was due to increased interest income, resulting from higher cash and investment balances, and higher foreign currency gains, offset by interest expense from our convertible senior notes. The increase in 2006 compared to 2005 was primarily due to an increase in interest income, which was attributable to our increased cash and investment balances.

Income tax expense

Income tax expense was $4.1 million in 2007, $0.6 million in 2006, and $2.4 million in 2005. Due to our profitable operations in 2007, 2006 and 2005, we recorded income tax expense for financial reporting purposes and accordingly reflected changes in our deferred tax assets. During the fourth quarter of 2006, we reversed the valuation allowance on deferred tax assets primarily representing net operating losses from our international operations, resulting in a reduction of $1.9 million to our income tax provision. We did not reverse the valuation allowance until it was “more likely than not” that the tax asset would be realized. The income tax expense is based on a blended federal and state rate applied to U.S. income and the applicable foreign rates applied to foreign income. While this tax expense reduced net income, no cash will be paid for income taxes, other than required alternative minimum tax and foreign and state tax payments, until the NOL and tax credits have been fully utilized. Foreign NOLs will be utilized in jurisdictions where they are available and cash will be paid in jurisdictions that do not have foreign NOLs.

We assess our ability to realize our NOL and tax credit carryforwards in future periods and record any resulting adjustments that may be required to deferred income tax expense. In addition, we reduce the deferred income tax asset for the benefits of NOL carryforwards utilized currently as well as the reversing effect of temporary differences. The future impact on net income may therefore be positive or negative, depending on the net result of such adjustments and charges.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $188.7 million as of December 31, 2007, compared to $45.7 million as of December 31, 2006. Cash and cash equivalents are primarily invested in money market accounts. Our short-term and long-term investment securities totaled $121.1 million as of December 31, 2007, compared to $41.4 million as of December 31, 2006. Investment securities generally consist of high-grade U.S. government or corporate debt and high-grade asset-backed securities. We have the ability to hold our securities until maturity, however, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies.

As of December 31, 2007, we had $12.6 million in Columbia Strategic Cash Portfolio, which is in the process of liquidation. In our judgment this investment, which is classified as a money market account, has a decline in fair value that is other than temporary, accordingly we have recognized an impairment loss of $0.2 million. Distributions from this portfolio are solely at the discretion of the portfolio manager. We anticipate that $11.3 million will be distributed from this portfolio during 2008, which is recorded as a short-term investment, and $1.3 million will be distributed after 2008, which is recorded as a long-term investment.

Operating activities provided cash of $16.2 million in 2007, compared to cash provided of $10.8 million in 2006 and cash used of $1.1 million in 2005. The comparison of cash provided in 2007 compared to 2006 was primarily due to increases in accrued expenses and deferred income tax provision, offset by increases in accounts receivable and inventories. The cash provided in 2006 compared to the cash used in 2005 was primarily due to increased net income before non-cash stock-based compensation in our consolidated statements of operations and increases in accounts payable and accrued expenses, reduced by increases in accounts receivable and inventories.

We anticipate that cash provided by operations will increase in 2008 compared to 2007 primarily due to anticipated continued profitable operations. Our ability to provide cash from operations will depend on our ability to successfully sell our products, collect our receivables, control our inventories and manage our expenses.

Investing activities used cash of $86.1 million in 2007, compared to $3.1 million in 2006 and $0.7 million in 2005. The increase in cash used in 2007 compared to 2006 was due to the net purchases of investment securities of $78.6 million and our acquisition of LumenVu of $3.5 million. The increase in cash used in 2006 compared to 2005 was due to an increase in purchases of property and equipment. We anticipate using cash to invest in high quality investment instruments in 2008, the extent of which will depend on the interest rate environment during the period and the timing of cash flows from our operations during the period.

Financing activities provided cash of $214.6 million in 2007, $12.2 million in 2006 and $9.9 million in 2005. Cash provided by financing activities was primarily due to the net proceeds from the issuance of convertible debt of $217.6 million and the exercise of stock options and employee stock purchase plan totaling $5.6 million, offset by the net purchase of the call option intended to partially hedge our convertible note for $28.6 million and issuance of warrants for $19.5 million in 2007. This compared to proceeds from the exercise of stock options and our employee stock purchase plan totaling $10.2 million in 2006 and $9.9 million in 2005.

We believe that our existing cash and cash generated from operations will be sufficient to fund our operations and planned capital expenditures in 2008. Nevertheless, we may experience an increased need for additional cash in order to complete future acquisitions.

Off-balance sheet arrangements

During the year ended and as of December 31, 2007, we had no off-balance sheet arrangements, other than obligations under our operating leases reflected in the contractual obligations table below. We are not a party to any derivative transactions except for certain foreign exchange rate hedging transactions that we enter into from time to time, discussed more fully under “Foreign currency risk” in Item 7A below and the call option and warrant instruments indexed to our common stock.

We provide (i) indemnifications of varying scope and size to our customers and distributors against claims of intellectual property infringement made by third parties arising from the use of our products; (ii) indemnifications of varying scope and size to our customers against third party claims arising as a result of defects in our products; (iii) indemnifications of varying scope and size to consultants against third party claims arising from the services they provide to us; and (iv) guarantees to support obligations of some of our subsidiaries such as lease payments. These indemnifications and guarantees require only disclosure. To date, we have not incurred material costs as a result of these obligations and do not expect to incur material costs in the future. Accordingly, we have not accrued any liabilities in our consolidated financial statements related to these indemnifications or guarantees.

Contractual obligations

We have the following contractual obligations as of December 31, 2007:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$16,144	$3,320	$5,515	$4,606	$2,703

In addition to the amounts shown in the table above, $3.4 million of unrecognized tax benefits have been reflected as either liabilities or as a reduction of deferred tax assets in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, and we are uncertain as to if or when such amounts may be settled.

Other commitments

In 2005, we entered into an agreement to contribute up to $1.0 million to a research university. This pledge, which is to be paid over a four-year period, is conditioned upon our election to make a payment on an annual basis. We contributed $0.3 million in 2007, $0.3 million in 2006 and $0.1 million in 2005.

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

At December 31, 2007 we maintained a deposit of $1.0 million with our bank in the United Kingdom as security for payment of customs and duties charges. This amount is included in other long-term assets.

In the U.S., we have complemented our direct sales efforts by entering into group purchasing agreements with major healthcare group purchasing organizations (“GPO”). Typically, a GPO negotiates with medical suppliers, such as us, on behalf of the GPO’s member healthcare facilities, providing such members with uniform pricing and terms and conditions. In exchange, the GPO identifies us as a preferred supplier for its members. Member facilities participating in the GPO’s purchasing program can consist of hospitals, medical group practices, nursing homes, surgery centers, managed care organizations, long term care facilities, clinics and integrated delivery networks. Currently, we have GPO supply agreements with various groups including AmeriNet, Inc., Premier, Inc., Novation LLC, MedAssets HSCA, Inc., Broadlane, Inc. (includes Kaiser Permanente, Tenet Healthcare and others), Consorta, Inc. and ROI/Sisters of Mercy and First Choice. These agreements require us to pay fees based on the amount of sales generated from these agreements. We recorded fees related to these agreements as sales and marketing expenses in the amounts of $1.8 million in 2007, $1.4 million in 2006 and $1.0 million in 2005.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measures” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not believe the adoption of SFAS 157 will have a significant impact on our future consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), including an amendment to FASB Statement No. 115. Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement consistent with the Board’s long-term objectives for financial instruments. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. We do not believe the adoption of SFAS 159 will have a significant impact on our future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS 160”). These new standards will significantly change the accounting for and reporting of business combination transactions and non-controlling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective as of the beginning of a company’s first fiscal year that begins after December 15, 2008. We are currently reviewing the provisions of SFAS 141 (R) and SFAS 160 to determine the impact on our future consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to market risk relating to changes in interest rates, which could adversely affect the value of our investments in marketable securities.

As of December 31, 2007, our investments consisted of $119.9 million of interest-bearing debt securities with maturities or expected maturities of less than one year and $1.3 million of interest-bearing debt securities with expected maturities of more than one year. Generally we have the ability to hold these securities until maturity, however, we have classified them as available-for-sale in the event of unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for 2008 from a hypothetical 10% increase or decrease in market interest rates would not have a material impact on the investment portfolio.

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

As of December 31, 2007 60% of our outstanding accounts receivable balance was from international customers, of which 58%, or $21.4 million, was denominated in a currency other than USDs. Total sales for the year ended December 31, 2007 denominated in a currency other than USDs were $62.8 million, or 31% of total consolidated revenues. The British pound, the European Union euro and the Japanese yen represented the majority of financial transactions executed in a currency not denominated in USDs. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk. In addition, we utilize letters of credit where they are considered necessary in order to mitigate our collection risk.

We periodically enter into foreign currency forward and participating forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. As of December 31, 2007, we had $40.0 million in notional amount of foreign currency contracts that expire on March 31, 2008. They serve as hedges of a substantial portion of our intercompany balances denominated in a currency other than the USD. These foreign currencies primarily include the British pound, the Euro and the Japanese yen. A sensitivity analysis of a change in the fair value of these contracts indicates that if the USD weakened by 10% against the applicable foreign currency, the fair value of these contracts would decrease by $2.4 million. Conversely, if the USD strengthened by 10% against the applicable foreign currency, the fair value of these contracts would increase by $4.0 million. Gains and losses in the fair value of these contracts are intended to offset the losses and a portion of the gains on the underlying intercompany balances. These offsetting gains and losses are not reflected in the sensitivity analysis above. The fair value of these contracts as of December 31, 2007 was not material to our results of operations or our financial position.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SONOSITE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

SonoSite, Inc.:

We have audited the accompanying consolidated balance sheets of SonoSite, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SonoSite, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 in the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SonoSite Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

SonoSite, Inc.:

We have audited SonoSite Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, SonoSite, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SonoSite, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2007, and our report dated March 14, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

March 14, 2008

SONOSITE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$188,701	$45,673
Short-term investment securities	119,873	38,428
Accounts receivable, less allowances of $957 and $1,145	60,954	52,838
Inventories	29,740	23,020
Deferred income taxes, current	13,138	7,684
Prepaid expenses and other current assets	7,759	4,821

Total current assets	420,165	172,464
Property and equipment, net	10,133	10,752
Investment securities	1,257	3,014
Deferred income taxes	12,959	20,113
Goodwill	3,416	2,459
Identifiable intangible assets, net	12,930	1,405
Other assets	9,521	1,687

Total assets	$470,381	$211,894

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,868	$6,450
Accrued expenses	24,431	15,459
Deferred revenue, current portion	3,502	3,253
Deferred tax liability, current portion	115	—

Total current liabilities	36,916	25,162
Long-term debt	225,000	—
Deferred tax liability	4,528	384
Other non-current liabilities	11,075	5,317

Total liabilities	277,519	30,863

Commitments and contingencies
Shareholders’ Equity
Preferred stock, $1.00 par value Authorized shares—6,000,000 Issued and outstanding shares—none	—	—
Common stock, $0.01 par value Shares authorized—50,000,000 Issued and outstanding shares:
As of December 31, 2007—16,746,017
As of December 31, 2006—16,441,177	167	164
Treasury stock	(133)	—
Additional paid-in capital	236,291	231,387
Accumulated deficit	(44,893)	(51,777)
Accumulated other comprehensive income	1,430	1,257

Total shareholders’ equity	192,862	181,031

Total liabilities and shareholders’ equity	$470,381	$211,894

See accompanying notes to the consolidated financial statements.

SONOSITE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2007	2006	2005
Revenue	$205,068	$171,083	$147,491
Cost of revenue	62,505	49,673	43,652

Gross margin	142,563	121,410	103,839
Operating expenses:
Research and development	25,872	20,183	15,195
Sales and marketing	91,054	81,631	68,090
General and administrative	21,186	15,760	13,662

Total operating expenses	138,112	117,574	96,947
Other income (loss):
Interest income	9,662	3,683	1,753
Interest expense	(4,371)	—	(2)
Other	1,274	294	(795)

Total other income	6,565	3,977	956

Income before income taxes	11,016	7,813	7,848
Income tax provision	4,132	582	2,412

Net income	$6,884	$7,231	$5,436

Net income per share:
Basic	$0.41	$0.44	$0.35

Diluted	$0.40	$0.43	$0.34

Weighted average common and potential common shares outstanding:
Basic	16,621	16,274	15,549

Diluted	17,168	16,857	16,175

See accompanying notes to the consolidated financial statements.

SONOSITE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2007	2006	2005
Operating activities:
Net income	$6,884	$7,231	$5,436
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,290	3,118	3,138
Stock-based compensation	6,809	7,328	297
Deferred income tax provision	1,933	220	2,212
Amortization of net premiums (discounts) on investment securities	(1,043)	(386)	434
Amortization of debt issuance costs	520	—	—
Accretion of contingent purchase consideration	330	—	—
Excess tax benefit from exercise of stock options	(630)	(2,006)	—
Loss on sale of property and equipment	—	49	—
Net loss (gain) on investments	10	(5)	24
Investment other-than-temporary impairment	160	—	—
Equity in loss of affiliates	—	—	49
Changes in operating assets and liabilities:
Accounts receivable	(6,994)	(9,400)	(10,301)
Inventories	(6,210)	(1,866)	(3,242)
Prepaid expenses and other assets	(2,210)	(593)	439
Accounts payable	3,009	2,289	(2,158)
Accrued expenses	8,939	3,237	1,859
Deferred liabilities	429	1,574	702

Net cash provided by (used in) operating activities	16,226	10,790	(1,111)
Investing activities:
Purchase of investment securities	(418,417)	(93,963)	(46,787)
Proceeds from sales/maturities of investment securities	339,806	97,091	49,033
Purchase of property and equipment	(3,341)	(5,521)	(2,555)
Proceeds from sale of property and equipment	—	75	—
Purchase of LumenVu, Inc.	(3,498)	—	—
Purchase of SonoSite China Medical Ltd.	—	—	(402)
Earn-out consideration for SonoMetric Health, Inc.	(654)	(797)	(36)

Net cash used in investing activities	(86,104)	(3,115)	(747)
Financing activities:
Excess tax benefit from exercise of stock options	630	2,006	—
Purchase of treasury stock	(133)	—	—
Proceeds from exercise of stock options and employee stock purchase plan	5,597	10,161	9,862
Proceeds from issuance of convertible senior notes, net	217,606	—	—
Purchase of call option	(28,612)	—	—
Proceeds from issuance of warrants	19,546	—	—

Net cash provided by financing activities	214,634	12,167	9,862
Effect of exchange rate changes on cash and cash equivalents	(1,728)	(978)	1,533

Net change in cash and cash equivalents	143,028	18,864	9,537
Cash and cash equivalents at beginning of year	45,673	26,809	17,272

Cash and cash equivalents at end of year	$188,701	$45,673	$26,809

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,182	$102	$295

See accompanying notes to the consolidated financial statements.

SONOSITE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands, except shares)

	Common Stock		Treasury Stock		Additional paid-in capital	Deferred stock compensation	Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	15,250,783	$152	—	$—	$196,318	$—	$(64,444)	$1,209	$133,235
Comprehensive income:
Net income	—	—	—	—	—	—	5,436	—	5,436
Net unrealized loss on investment securities, net of tax benefit of $39	—	—	—	—	—	—	—	(93)	(93)
Less reclassification adjustment for loss included in net income	—	—	—	—	—	—	—	24	24
Foreign currency translation adjustment	—	—	—	—	—	—	—	(287)	(287)

Comprehensive income									5,080
Exercise of stock options and employee stock purchase plan	621,295	7	—	—	9,855	—	—	—	9,862
Restricted stock units granted	—	—	—	—	3,070	(3,070)	—	—	—
Restricted stock units expensed	—	—	—	—	—	399	—	—	399
Tax benefit from exercise of stock options	—	—	—	—	3,568	—	—	—	3,568
Forfeiture of stock-based non-employee compensation	—	—	—	—	(102)	—	—	—	(102)

Balance at December 31, 2005	15,872,078	159	—	—	212,709	(2,671)	(59,008)	853	152,042
Comprehensive income:
Net income	—	—	—	—	—	—	7,231	—	7,231
Net unrealized gain on investment securities, net of tax of $75	—	—	—	—	—	—	—	115	115
Less reclassification adjustment for gain included in net income	—	—	—	—	—	—	—	(5)	(5)
Foreign currency translation adjustment	—	—	—	—	—	—	—	294	294

Comprehensive income									7,635
Effect of adoption of SFAS 123R	—	—	—	—	(2,671)	2,671	—	—	—
Exercise of stock options and employee stock purchase plan	569,099	5	—	—	10,156	—	—	—	10,161
Tax benefit from exercise of stock options	—	—	—	—	3,828	—	—	—	3,828
Stock-based compensation	—	—	—	—	7,365	—	—	—	7,365

Balance at December 31, 2006	16,441,177	164	—	—	231,387	—	(51,777)	1,257	181,031

SONOSITE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands, except shares)

(continued)

	Common Stock		Treasury Stock		Additional paid-in capital	Deferred stock compensation	Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity
	Shares	Amount	Shares	Amount
Comprehensive income:
Net income	—	—	—	—	—	—	6,884	—	6,884
Net unrealized gain on investment securities, net of tax of $77	—	—	—	—	—	—	—	141	141
Less reclassification adjustment for gain included in net income	—	—	—	—	—	—	—	(10)	(10)
Foreign currency translation adjustment	—	—	—	—	—	—	—	42	42

Comprehensive income									7,057
Treasury stock	—	—	(4,560)	(133)	—	—	—	—	(133)
Exercise of stock options and employee stock purchase plan	309,400	3	—	—	5,594	—	—	—	5,597
Tax benefit from exercise of stock options	—	—	—	—	999	—	—	—	999
Tax benefit related to original issue discount on the convertible senior notes	—	—	—	—	573	—	—	—	573
Stock-based compensation	—	—	—	—	6,804	—	—	—	6,804
Purchase of convertible bond call option	—	—	—	—	(28,612)	—	—	—	(28,612)
Proceeds from issuance of warrants	—	—	—	—	19,546	—	—	—	19,546

Balance at December 31, 2007	16,750,577	$167	(4,560)	$(133)	$236,291	$—	$(44,893)	$1,430	$192,862

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

Investment securities

Investment securities primarily consist of high-grade U.S. government or corporate debt and high-grade asset-backed securities. We have the ability to hold our securities until maturity; however, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis.

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

Accounts receivable

In the ordinary course of business, we grant credit to a broad customer base. Of the accounts receivable balance at December 31, 2007, 60% and 40% were receivable from international and domestic customers, prior

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

to any allowance for doubtful accounts. The same percentages as of December 31, 2006 were 56% and 44% prior to any allowance for doubtful accounts.

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

Fair value of financial instruments

The carrying value of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain long-term other assets, approximates fair value. Cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. These financial instruments included in other long-term assets approximate fair value as interest rates on these items approximate market. Our investment securities, which primarily consist of high-grade debt securities, are carried at fair value.

We utilize foreign currency forward and participating forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable denominated in foreign currencies. These contracts did not qualify for hedge accounting and accordingly are marked-to-market with changes in fair value recorded in income.

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

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

The carrying value of long-lived asset groups is evaluated for impairment when events or changes in circumstances occur that may indicate the carrying amount of the asset group may not be recoverable. For depreciable property and equipment and amortizable intangible assets, we evaluate the carrying value of the asset group by comparing the estimated future undiscounted cash flows generated from the use of the asset group and its eventual disposition with the asset group’s net book value. If the estimated future undiscounted cash flows from an asset group are less than the net book value of the asset group, we record an impairment loss equal to the excess of the net book value over the estimated fair market value of the asset group.

Goodwill and other intangible assets

We perform goodwill impairment tests annually in the fourth quarter of each year, and more frequently if facts and circumstances indicate reporting unit carrying values exceed estimated reporting unit fair values. Intangibles subject to amortization, which consist mainly of acquired technology and non-compete agreements, are amortized using the straight-line method over their estimated useful lives of three to seven years. Indefinite-lived intangible assets are tested for impairment annually, and more frequently if facts and circumstances indicate that the asset might be impaired.

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

Revenue recognition

We recognize revenue on products and accessories when goods are shipped under an agreement with a customer, risk of loss and title have passed to the customer, sales returns are estimable and collection of any resulting receivable is reasonably assured. For service contracts, revenue is recognized as services are provided or over the term of the contract. Revenue is recorded net of estimated returns. We estimate returns by reviewing our historical returns, considering customer reaction to new product introductions and current economic conditions. Sales discounts are recorded as a reduction in revenue. We make product upgrades available for purchase to our customers.

Sales to distributors are generally made pursuant to standard distributor agreements. We recognize revenue when risk of loss and title have transferred to the distributor and collection of any resulting receivable is reasonably assured. Our only significant post-shipment obligation to distributors is our product warranty covering materials and workmanship. The distributor can only reject products for an obvious defect or shipping

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

error, generally within 30 days of receipt, and in such cases, replacement products would be sent. Since the distributor’s remedy is the replacement of the product and not a refund or credit, we do not defer revenue associated with these sales. Costs associated with the repair of returned, defective products are captured in our warranty accrual. Our standard distributor arrangements do not have any other return provisions.

Our sales arrangements may contain multiple elements, which include hardware and software products. Revenue from the sale of software, software-related elements, and hardware when the software elements are more than incidental to the product as a whole, is recognized in accordance with software revenue recognition rules. We have vendor specific objective evidence (“VSOE”) of fair value for our products. Accordingly, for transactions that have undelivered elements for which we have VSOE of the elements, revenue equal to the total fair value of the undelivered elements is deferred and is not recognized until the element is delivered to the customer. When the undelivered element represents services under extended service contracts, revenue equal to the stated price is deferred and recognized evenly over the contract term as those services are provided.

Warranty expense

We accrue estimated warranty expense at the time of sale for costs expected to be incurred under our product warranties. This provision for warranty expense is made based upon our historical product failure rates and service repair costs using management’s judgment. Our warranty period is five years for the MicroMaxx system, M-Turbo system and S Series ultrasound tools, with certain exceptions. Our warranty period for our other products is one year. The warranty is included with the original purchase. In addition to a standard warranty, we offer extended warranty and service agreements for coverage beyond the standard warranty period or coverage above what is covered by a standard warranty.

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

Advertising costs

We expense costs for advertising and promotional activities as incurred. Advertising and promotional expenses for the years ended December 31, 2007, 2006 and 2005 were $10.2 million, $11.7 million, and $11.2 million.

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

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount, if any, expected to be realized.

Stock-based compensation

On January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. SFAS 123R requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). The benefits of tax deductions in excess of recognized compensation expense are reported as cash provided by financing activities, rather than as an operating cash flow, and therefore reduces cash provided by operating activities and increases cash provided by financing activities. This amount is shown as “Excess tax benefit from exercise of stock options” on our consolidated statement of cash flows. Total cash flows remain unchanged from what has been previously reported. We have adopted the “long-haul” method to calculate the historical pool of windfall tax benefits, under which we calculate on a grant by grant basis the windfall or excess tax benefit that arose upon exercise of each award based on a comparison of the total tax deduction to the “as-if” deferred tax asset that would have been recorded had we followed the recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” since its effective date. We use a tax law ordering methodology for determining when tax benefits from stock option exercises are realized.

Prior to adoption of SFAS 123R we accounted for stock option and restricted stock unit (“RSU”) grants under the intrinsic value method in accordance with the provisions of Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, compensation cost related to stock option grants to employees had been recognized only to the extent that the fair market value of the stock exceeded the exercise price of the stock option at the date of the grant. We recognized compensation expense for the fair value of RSU grants ratably over the applicable vesting period. The fair value was based on the market price of our stock on the date of grant. We recorded share-based compensation related to stock options in accordance with the accelerated methodology described in Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”. We presented all tax benefits resulting from the exercise of stock options as operating cash inflows in our consolidated statement of cash flows.

Net income per share

Basic net income per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Potentially dilutive common equivalent shares consist of common stock issuable upon exercise of stock options, restricted stock, and warrants using the treasury stock method. Diluted net income per share would also be impacted to reflect shares issuable upon conversion of our convertible senior notes if our share price exceeds $38.20 per share. The call option we purchased is anti-dilutive and, therefore, excluded from the calculation of diluted net income per share.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006	2005
Net income	$6,884	$7,231	$5,436

Weighted average common shares outstanding used in computing basic net income per share	16,621	16,274	15,549
Effect of dilutive stock options and restricted stock units	547	583	626

Weighted average common and potential common shares outstanding used in computing diluted net income per share	17,168	16,857	16,175

Net income per share:
Basic	$0.41	$0.44	$0.35
Diluted	$0.40	$0.43	$0.34

The following weighted average potential common shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2007	2006	2005
Stock options and restricted stock (1)	535	344	149
Warrants (2)	1,188	—	—

Total weighted average potential common shares excluded from diluted net income per share	1,723	344	149

(1)	These potential common shares were excluded from the computation of diluted net income per share because their impact is anti-dilutive.
(2)	As further detailed in note 9, Convertible senior notes, in July 2007 we issued warrants to purchase up to 2.5 million shares of our common stock with a strike price of $46.965, which are anti-dilutive since the strike price of the warrants is greater than the market price of our common stock.

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

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

The following are the components of accumulated other comprehensive income at December 31 (in thousands):

	2007	2006	2005
Net unrealized loss on investments, net of tax	$(83)	$(214)	$(324)
Cumulative translation adjustments, net of tax	1,513	1,471	1,177

Total accumulated other comprehensive income	$1,430	$1,257	$853

Foreign currency translation

The functional currencies of our international subsidiaries, consisting primarily of the British pound, the European Union euro and the Japanese yen, are the local currency of the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses and cash flows of international operations are translated at average rates of exchange prevailing during the period.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measures” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not believe the adoption of SFAS 157 will have a significant impact on our future consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), including an amendment to FASB Statement No. 115. Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not believe the adoption of SFAS 159 will have a significant impact on our future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS 160”). These new standards will significantly change the accounting for and reporting of business combination transactions and non-controlling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for fiscal years beginning after December 15, 2008. We are currently reviewing the provisions of SFAS 141(R) and SFAS 160 to determine the impact on our future consolidated financial statements.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our license from ATL had a royalty equivalent to a percentage of the net sales of ultrasound products under fifteen pounds that use ATL technology, until the royalty payments expired on September 21, 2007. For the years ended December 31, 2007, 2006 and 2005, we incurred a royalty expense to ATL of $1.5 million, $2.2 million and $2.0 million, which is included in cost of revenue.

4. Cash, cash equivalents and investment securities

The following table summarizes our cash, cash equivalents and investment securities at fair value (in thousands):

	As of December 31,
	2007	2006
Cash	$13,478	$36,038
Cash equivalents:
U.S. Government and agencies	54,683	—
Corporate bonds	109,255	—
Money market accounts	11,285	9,635

Total cash and cash equivalents	$188,701	$45,673

Investment securities:
Short-term	$119,873	$38,428

Long-term	$1,257	$3,014

As of December 31, 2007, we had $12.6 million in Columbia Strategic Cash Portfolio, which is in the process of liquidation. In our judgment this investment, which is classified as a money market account, has a decline in fair value that is other than temporary, accordingly we have recognized an impairment loss of $0.2 million. Distributions from this portfolio are solely at the discretion of the portfolio manager. We anticipate that $11.3 million will be distributed from this portfolio during 2008, which is recorded as a short-term investment and $1.3 million will be distributed after 2008, which is recorded as a long-term investment.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Cash, cash equivalents and investment securities—(Continued)

The amortized cost, gross unrealized holding gains and losses and fair value of investment securities classified as available-for-sale securities as of December 31 were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
2007:
Cash equivalents:
U.S. Government and agencies	$54,667	$16	$—	$54,683
Corporate bonds	109,248	16	(9)	109,255
Money market accounts	11,285	—	—	11,285

Total cash equivalents	$175,200	$32	$(9)	$175,223

Short-term:
U.S. Government and agencies	$22,382	$9	$—	$22,391
Corporate bonds	82,793	17	(3)	82,807
Money market accounts	11,317	—	—	11,317
Asset-backed securities	3,373	—	(15)	3,358

Total short-term investments	$119,865	$26	$(18)	$119,873

Long-term:
Money market accounts	$1,257	$—	$—	$1,257

Total long-term investments	$1,257	$—	$—	$1,257

2006:
Cash equivalents:
Money market accounts	$9,635	$—	$—	$9,635

Total cash equivalents	$9,635	$—	$—	$9,635

Short-term:
U.S. Government and agencies	$4,047	$—	$(6)	$4,041
Corporate bonds	17,418	5	(22)	17,401
Asset-backed securities	17,108	—	(122)	16,986

Total short-term investments	$38,573	$5	$(150)	$38,428

Long-term:
Corporate bonds	$1,552	$—	$(14)	$1,538
Asset-backed securities	1,494	—	(18)	1,476

Total long-term investments	$3,046	$—	$(32)	$3,014

Long-term investments generally mature in less than three years.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Cash, cash equivalents and investment securities—(Continued)

The following table summarizes our realized gains and losses on sales of investments for the years ended December 31 (in thousands):

	2007	2006	2005
Gains	$8	$18	$1
Losses	(18)	(13)	(25)

Realized gain (loss), net	$(10)	$5	$(24)

Short-term and long-term investments with unrealized losses as of December 31, 2007, consisted of the following (in thousands):

	Gross Unrealized Holding Losses	Fair Value
Loss position for less than 12 months:
Corporate bonds	$11	$71,878

	$11	$71,878

Loss position for more than 12 months:
Corporate bonds	$1	$1,532
Asset-backed securities	15	3,171

	$16	$4,703

Total	$27	$76,581

The gross unrealized losses of $27,000 on 17 securities as of December 31, 2007 and $0.2 million on 36 securities as of December 31, 2006, were primarily caused by changes in interest rates. In 2007, a $0.2 million loss was recognized as an other-than-temporary impairment. There were no losses recognized for other-than-temporary impairments during 2006 or 2005.

5. Financial statement detail as of December 31, 2007 and 2006

Inventories consisted of the following (in thousands):

	2007	2006
Raw material	$10,710	$9,054
Demonstration inventory	7,601	5,665
Finished goods	11,429	8,301

Total inventories	$29,740	$23,020

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Financial statement detail as of December 31, 2007 and 2006—(Continued)

Property and equipment consisted of the following (in thousands):

	2007	2006
Equipment, other than computer	$14,304	$12,623
Software	7,089	6,725
Computer equipment	4,906	4,346
Furniture and fixtures	3,170	2,879
Leasehold improvements	3,512	3,131

	32,981	29,704
Less accumulated depreciation and amortization	(22,848)	(18,952)

Total property and equipment, net	$10,133	$10,752

Depreciation expense for the years ended December 31, 2007, 2006, and 2005 was $4.0 million, $2.7 million and $2.7 million.

Accrued expenses consisted of the following (in thousands):

	2007	2006
Payroll and related	$10,024	$6,463
Outside services	2,060	899
Warranty, current portion	1,243	777
Accrued interest	3,866	—
Royalties	978	1,394
Other	6,260	5,926

Total accrued expenses	$24,431	$15,459

Other non-current liabilities consisted of the following (in thousands):

	2007	2006
Contingent purchase consideration	$4,409	$—
Deferred rent	1,791	1,432
Warranty liability, net of current portion	2,802	1,541
Deferred revenue, net of current portion	2,073	2,344

Total deferred liabilities	$11,075	$5,317

We have classified amounts of our warranty liability as non-current based upon our estimated timing of repair costs. The warranty liability is summarized as follows (in thousands):

	Beginning of year	Charged to cost of revenue	Applied to liability	End of year
Year ended December 31, 2007	$2,318	$3,160	$(1,433)	$4,045
Year ended December 31, 2006	$995	$2,397	$(1,074)	$2,318
Year ended December 31, 2005	$561	$1,049	$(615)	$995

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Acquisitions

In July 2007, we acquired all of the outstanding stock of LumenVu, Inc. (“LumenVu”), a private development stage company that developed, in conjunction with a leading academic research institution, a patented technology to improve the accuracy of catheter placement. The results of LumenVu’s operations have been included in our consolidated financial statements since that date. The acquisition, which was an asset purchase, had a purchase price that consisted of cash consideration of $2.9 million, note receivable forgiveness of $0.1 million, assumed liabilities of $0.6 million, which were paid at closing, and future cash payments of $10.0 million, which had a present value of $4.0 million at the date of acquisition. The future cash payments are contingent upon the continued development of the product and revenues recognized from the sale of products incorporating this technology. The liability for contingent consideration will be accreted to operating expenses over the expected payment period. During 2007, we recorded $0.3 million of accretion expense. Based on the fair value of assets acquired $11.8 million was allocated to an intangible technology asset, which will be amortized over ten years commencing with sales of products incorporating this technology. No amortization expense has been recorded as of December 31, 2007. Since the amortization of this intangible technology asset is not deductible for tax purposes we have recorded a deferred tax liability of $4.3 million. Additionally, we recorded a deferred tax asset associated with net operating losses of LumenVu of $0.2 million. We expect to introduce products based on this technology in early 2009.

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

In May 2004, we acquired 100% of the outstanding common shares of SonoMetric Health, Inc. (“SonoMetric”). The results of SonoMetric’s operations have been included in our consolidated financial statements since that date. We purchased all of SonoMetric’s outstanding common shares for an immediate cash payment of $1.5 million, plus future cash payments of up to $4.5 million contingent upon the amount of revenue recognized from the sale of the purchased software over the five-year period following the closing date of the acquisition. We accrued contingent payments of $1.0 million and $0.7 million as of December 31, 2007 and 2006, respectively, as a result of revenue recognized on the sale of the software. These contingent payments are recorded as additional goodwill.

7. Goodwill and other intangible assets

As of December 31, 2007 and 2006, goodwill was $3.4 million and $2.5 million, respectively. As of December 31, 2007 intangible assets subject to amortization, which collectively had a remaining weighted average useful life of 10.4 years, were $12.4 million, net of accumulated amortization of $1.4 million. As of December 31, 2006 intangible assets subject to amortization were $0.9 million, net of accumulated amortization of $1.1 million. Amortization expense of $0.3 million, $0.4 million and $0.4 million related to intangible assets was recorded for the years ended December 31, 2007, 2006 and 2005. Amortization expense of intangible assets is estimated to be $0.5 million in 2008, $1.4 million per year in 2009 and 2010 and $1.3 million in 2011. As of December 31, 2007 and 2006, indefinite-lived intangible assets were $0.5 million. During the fourth quarter of 2007, we completed our annual impairment assessment of our goodwill and indefinite-lived intangible assets and determined that they were not impaired.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Hedging activities

During 2007 the currencies hedged were the British pound, the European Union euro, the Japanese yen, the Australian dollar and the Canadian dollar. As of December 31, 2007, we had $40.0 million in notional amount of foreign currency forward and participating forward contracts. The fair value of these contracts as of December 31, 2007 was not material to our results of operations or financial position. These contracts expire on March 31, 2008 and serve as economic hedges of a substantial portion of our intercompany balances denominated in a currency other than the USD. Recognized gains and losses from foreign currency contracts for the years ended December 31, 2007, 2006 and 2005 were losses of $2.1 million, losses of $1.1 million and gains of $2.3 million, and are included in other income (loss) in the consolidated statements of operations. These gains and losses were substantially offset by foreign exchange gains and losses on intercompany balances. Foreign exchange gains and losses on intercompany balances, net of foreign currency contracts, were gains of $1.4 million and $0.4 million for the years ended December 31, 2007 and 2006, and losses of $0.8 million the year ended December 31, 2005.

9. Convertible senior notes

In July 2007, we completed the offering of $225.0 million aggregate principal amount of 3.75% convertible senior notes (“Notes”) due 2014. The Notes may be converted, under certain circumstances described below, based on an initial conversion rate of 26.1792 shares of common stock per $1,000 principal amount of notes (which is equivalent to an initial conversion price of approximately $38.20 per share). The net proceeds from the issuance of the Notes were $217.6 million, after deducting debt issuance costs.

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

We will pay cash interest at an annual rate of 3.75%, payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2008. Debt issuance costs of approximately $7.1 million are being amortized to interest expense over the term of the Notes and have been included in other assets in our consolidated balance sheet.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Convertible senior notes—(Continued)

In connection with the offering, we used a portion of the offering proceeds to enter into a convertible note hedge transaction whereby we purchased a call option for up to 2.5 million shares of our common stock at a price of $38.1982 per share. These options, which hedge approximately 42% of the risk of additional share issuance, expire on July 15, 2014 and must be settled in net shares. The cost of the call option was $28.6 million and has been recorded as a reduction to stockholders’ equity. The tax benefit from the deduction related to the purchase of the call option as part of the convertible note hedge transaction will be recorded to additional paid in capital over the term of the hedge transaction.

Additionally, to partially offset the cost of the convertible note hedge transaction, we sold warrants to purchase up to 2.5 million shares of our common stock at a price of $46.965 per share. The warrants expire on various dates from October 15, 2014 through the 60th scheduled trading day following October 15, 2014 and must be settled in net shares. We received approximately $19.5 million in cash proceeds from the sales of these warrants and they have been recorded as an increase to stockholders equity.

The net proceeds from the issuance of the Notes, net of issuance costs, the convertible note hedge transaction, and the warrant transaction were $208.5 million.

The fair value of our convertible senior notes, which have a carrying value of $225.0 million, was $249.1 million at December 31, 2007.

10. Shareholders’ equity

Stock compensation plans

At December 31, 2007, we had seven stock-based employee compensation plans: the 1998 Nonofficer Employee Stock Option Plan (“1998 NOE Plan”), the 1998 Stock Option Plan (“1998 Plan”), the Nonemployee Director Stock Option Plan (“Director Plan”), the Management Incentive Compensation Plan (“MIC Plan”), the Adjustment Plan, the 2005 Stock Incentive Plan (“2005 Plan”) and the 2005 Employee Stock Purchase Plan (“2005 ESPP Plan”).

Total stock-based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 were $6.8 million, $7.3 million and $0.3 million, respectively, before income taxes. Stock-based compensation expense relates to stock options of $3.0 million, RSU awards of $3.3 million and the employee stock purchase plan of $0.5 million in 2007, stock options of $4.0 million, RSU awards of $2.7 million and the employee stock purchase plan of $0.6 million in 2006 and RSU awards of $0.4 million net of the reversal of stock options of $0.1 million in 2005. The related deferred tax benefit was $2.3 million, $2.2 million and $0.1 million for the years ended December 31, 2007, 2006 and 2005. The amount of stock-based compensation capitalized to inventory was not material as of December 31, 2007 or 2006.

Under the 1998 NOE Plan, 1998 Plan, MIC Plan, 2005 Plan and option grants outside our stock option plans, as of December 31, 2007, 2,565,452 total shares of common stock were authorized primarily for issuance upon exercise of stock options at prices equal to the fair market value of our common shares at the date of grant. As of December 31, 2007, 312,428 shares were available for grant under these stock option plans. In most cases, stock options issued prior to October 22, 2002 are exercisable at 25% each year over a four-year vesting period and have a ten-year term from the grant date. Employee option grants made after October 2002 to new employees vest 25% after one year of employment and then monthly over the next three years, and grants made to employees after their first year of employment vest monthly over four years.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Shareholders’ equity—(Continued)

Under the Director Plan, as of December 31, 2004, 125,000 shares of common stock were authorized for issuance of stock options at prices equal to the fair market value of our common shares at the date of grant. At December 31, 2005, there were no longer shares available for grant under this Plan. Stock options are exercisable and vest in full one year following their grant date provided the optionee has continued to serve as our director. Each option expires on the earlier of ten years from the grant date or 90 days following the termination of a director’s service as our director.

The 2005 ESPP Plan, which qualifies under Section 423 of the Internal Revenue Code, permits all U.S. based employees to purchase shares of our common stock. Participating employees may purchase common stock through payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. As of December 31, 2007 1,000,000 shares of common stock were authorized for issuance under the 2005 ESPP Plan. During the years ended December 31, 2007, 2006 and 2005, 74,501, 76,907 and 28,251 shares of common stock were issued under this plan, respectively.

Prior to the spin-off from ATL, we had no stock option plans specifically identified as our plans. All stock options granted through that date were part of ATL option plans.

In 2003, we granted 10,000 options to a non-employee. For the year ended December 31, 2005, we recorded stock-based compensation expense related to these options of $0.1 million. During the year ended December 31, 2006, we determined that the vesting requirements of the 10,000 options would not be met. Accordingly, we reversed $0.1 million in previously recorded stock-based compensation expense.

Through 2004, we granted a total of 165,000 options outside of all plans to corporate officers, of which 85,000 options are outstanding. These options are included within the information presented herein and contain similar provisions to our 1998 Plan.

The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

2005
Net income, as reported	$5,436
Add: stock-based compensation expense included in reported net income, net of tax	255
Deduct: stock-based compensation expense determined under fair value method for all awards, net of tax	(2,527)

Pro forma net income	$3,164

Basic net income per share:
As reported	$0.35
Pro forma	$0.20
Diluted net income per share:
As reported	$0.34
Pro forma	$0.19

Our results for prior years have not been restated.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Shareholders’ equity—(Continued)

The fair value for stock option awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2007, 2006 and 2005:

	Stock Options			ESPP
	2007	2006	2005	2007	2006
Expected term (in years)	5.0	4.6	5.4	0.5	0.5
Expected stock price volatility	38%	41%	54%	28%	29%
Risk-free interest rate	4.7%	4.6%	3.9%	4.5%	5.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Weighted average fair value of options granted	$12.13	$16.45	$15.59	$7.70	$7.92

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

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience. In conjunction with the adoption of SFAS 123R, we changed our method of attributing the value of stock-based compensation expense from the accelerated multiple-option method to the straight-line single-option method. Compensation expense for all stock-based awards granted on or prior to December 31, 2006 will continue to be recognized using the accelerated multiple-option method, while compensation expense for all stock-based awards granted subsequent to December 31, 2006 will be recognized using the straight-line single-option method. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

Summary of stock option activity

The following table presents summary stock option activity for the year ended December 31, 2007 (shares presented in thousands):

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)
Outstanding, beginning of year	1,612	$24.18
Granted	114	$29.71
Exercised	(235)	$15.86
Forfeited	(9)	$32.66
Expired	(21)	$31.67

Outstanding, end of year	1,461	$25.79	4.97	$13,351

Exercisable, end of year	1,214	$24.01	4.61	$12,847

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Shareholders’ equity—(Continued)

The aggregate intrinsic value in the table above is based on our average stock price of $33.41 on December 31, 2007, which would have been received by the optionees, excluding applicable income taxes, had all options been exercised on that date. As of December 31, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was $2.3 million, which is expected to be recognized over a weighted average period of approximately 1.3 years. During the years ended December 31, 2007, 2006 and 2005, the total intrinsic value of stock options exercised was $3.6 million, $11.1 million and $10.5 million, respectively.

The Company issues new shares of common stock upon exercise of stock options.

The following is a summary of stock options outstanding as of December 31, 2007 (shares presented in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$6.94–$16.03	390	3.69	$13.80	390	$13.80
$16.27–$26.185	296	4.93	$19.78	294	$19.80
$26.19–$30.25	315	5.83	$28.52	199	$28.01
$30.95–$38.97	211	5.87	$34.74	185	$35.03
$40.58–$40.58	249	5.16	$40.58	146	$40.58

	1,461	4.97	$25.79	1,214	$24.01

Restricted stock units

We have granted RSU awards to employees under the 1998 Plan and the 2005 Plan. Generally, the vesting period for our RSU awards is three years from the date of grant. As of December 31, 2007, total unrecognized stock-based compensation expense related to nonvested RSU awards was $6.2 million, which is expected to be recognized over a weighted average period of approximately 1.5 years.

The following table presents summary RSU award activity for the year ended December 31, 2007 (shares presented in thousands):

	Shares	Weighted average grant date fair value
Non-vested, beginning of period	414	$35.67
Granted	140	$32.53
Forfeited	(61)	$33.45

Non-vested, end of period	493	$35.06

No RSU awards vested during the year ended December 31, 2007.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Shareholders’ equity—(Continued)

Stock purchase rights

In April 1998, we and First Chicago Trust Company of New York (“First Chicago”) entered into a Rights Agreement. The Rights Agreement was subsequently amended in October 2001 to reflect that EquiServe Trust Company, N.A. had succeeded First Chicago as the rights agent, and in August 2003, and again in November 2007, to reflect that Computershare Trust Company N.A. had succeeded EquiServe and to adopt certain changes approved by our Board of Directors. The Rights Agreement has certain anti-takeover provisions, which will cause substantial dilution to a person or group that attempts to acquire us. Under the Rights Agreement, each of our shareholders has one share purchase right for each share of common stock held, with each right having an exercise price approximating our board of directors’ estimate of the long-term value of one share of our common stock. The rights are triggered if an acquiror acquires, or successfully makes a tender offer for, 20% or more of our outstanding common stock. In such event, each shareholder other than the acquiror would have the right to purchase, at the exercise price, a number of newly issued shares of our capital stock at a 50% discount. If the acquiror were to acquire 50% or more of our assets or earning power, each shareholder would have the right to purchase, at the exercise price, a number of shares of acquiror’s stock at a 50% discount. Our board of directors may redeem the rights at a nominal cost at any time before a person acquires 20% or more of our outstanding common stock, which allows board-approved transactions to proceed. In addition, our board of directors may exchange all or part of the rights (other than rights held by the acquiror) for such number of shares of our common stock equal in value to the exercise price. Such an exchange produces the desired dilution without actually requiring our shareholders to purchase shares. The Rights Agreement expires on April 5, 2013.

11. Income taxes

The components of income before income taxes are as follows (in thousands):

	2007	2006	2005
U.S. operations	$7,968	$5,334	$6,550
Foreign operations	3,048	2,479	1,298

Total income before income taxes	$11,016	$7,813	$7,848

The components of income tax provision (benefit) are as follows (in thousands):

	2007	2006	2005
Current:
U.S. Federal	$536	$170	$96
State and local	466	77	27
Foreign	1,197	115	77

Total Current	2,199	362	200

Deferred:
U.S. Federal	1,419	1,931	2,088
State and local	20	141	124
Foreign	494	(1,852)	—

Total Deferred	1,933	220	2,212

Total income tax provision	$4,132	$582	$2,412

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Income taxes—(Continued)

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the net income or loss. The sources and tax effects of the differences for the years ended December 31 are as follows:

	2007	2006	2005
U.S. federal tax expense at statutory rates	35.0%	34.0%	34.0%
State income taxes, net of federal benefit	1.6%	1.9%	1.9%
Meals and entertainment	1.3%	1.6%	1.3%
Expiring state net operating losses	—	1.3%	—
Research and experimentation credits	(3.3)%	(2.5)%	(2.7)%
Foreign tax rates	1.8%	1.2%	(4.8)%
Deferred tax rate change	(2.9)%	(0.2)%	—
Other	4.0%	1.7%	1.0%
Valuation allowance changes and tax uncertainties	—	(31.6)%	—

Effective tax rate	37.5%	7.4%	30.7%

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Domestic net operating loss carryforwards	$10,666	$16,336
Foreign net operating loss carryforwards	608	1,237
Research and experimentation tax credit carryforwards	2,866	2,498
Allowances and accruals not recognized for tax purposes	5,488	3,936
Stock-based compensation	4,661	2,346
Depreciation	331	252
Other	1,477	1,193

Gross deferred tax assets	26,097	27,798
Deferred tax liabilities:
Intangibles and amortization	(4,643)	(384)

Net deferred tax assets	$21,454	$27,414

The valuation allowance on deferred taxes decreased by $4.0 million and $1.0 million in 2006 and 2005, respectively. The allowance was zero as of December 31, 2007 and 2006. The valuation allowance on foreign deferred tax assets was eliminated in 2006 because consideration of all relevant factors, including current operations and recent earnings history indicate that realization of the related deferred tax assets are now more likely than not to occur.

For income tax purposes, our results through the spin-off from ATL were included in the consolidated federal income tax return of ATL and, accordingly, the net operating loss (“NOL”) generated prior to the spin-off from ATL is not available to us for use in periods subsequent to that date. During the period from the spin-off from ATL through December 31, 2007, we accumulated U.S. federal income tax NOL carryforwards, net of amounts utilized, of $29.3 million that expire between 2020 and 2026 and foreign NOL carryforwards, net of

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Income taxes—(Continued)

amounts utilized, of $8.7 million, of which $8.6 million are perpetual in nature and $0.1 million expire in 2014. Additionally, we accumulated research and experimentation tax credit carryforwards of $2.9 million that expire between 2018 and 2027 and alternative minimum tax credits of $0.9 million that are perpetual in nature.

We have not provided for U.S. deferred taxes on earnings of non-U.S. subsidiaries as such earnings, which are immaterial, are deemed permanently reinvested. Determination of unrecorded deferred taxes on earnings of non-U.S. subsidiaries is not practicable.

Under certain provisions of the Internal Revenue Code of 1986, as amended, the availability and utilization of our NOL and tax credit carryforwards may be subject to limitation if it should be determined that there has been a change in ownership of more than 50%.

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations. Our unrecognized tax benefits at December 31, 2007 related to various foreign jurisdictions and U.S. tax credits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$3,225
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	—
Increases related to current year tax positions	92
Increases related to foreign currency translation	158
Decreases related to change in foreign tax rate	(57)
Settlements	—
Lapse of statute of limitations	—

Balance at December 31, 2007	$3,418

The entire $3.4 million of unrecognized tax benefits at December 31, 2007 would reduce income tax expense if ultimately recognized. We do not expect any significant increases or decreases to our unrecognized tax benefits within 12 months of this reporting date.

Subsequent to adoption, interest and penalties incurred associated with unresolved income tax positions will be included in income tax expense. Accrued interest and penalties are insignificant.

We conduct business globally and, as a result, file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by tax authorities throughout the world, including such major jurisdictions as the U.S., United Kingdom, France and Japan. We are subject to U.S. federal, state and local, or non-U.S. income tax examinations for years after 2003. However, carryforward attributes that were generated prior to 2003 may still be adjusted by a taxing authority upon examination if the attributes have been or will be used in a future period.

12. Employee Benefit Plan

401(k) Retirement Savings Plan

All our employees in the U.S. are eligible to participate in our 401(k) Plan. Terms of the 401(k) Plan permit an employee to contribute up to a maximum of 16% of an employee’s annual compensation on a post-tax or pre-tax basis, up to the maximum permissible by the Internal Revenue Service during any plan year. We match

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Employee Benefit Plan—(Continued)

each employee’s contribution in increments equivalent to 100% for the first 3% and 50% for the second 3% of the employee’s contribution percentage. In 2007, 2006 and 2005 we contributed $1.2 million, $1.3 million and $1.0 million in matching contributions to the 401(k) Plan in accordance with the plan’s terms. Employees immediately vest in the contributions the employee makes. Vesting in our contribution on behalf of the employee occurs at equal increments at the end of each year of the first five years of an employee’s service with us.

13. Commitments and contingencies

Indemnification Obligations and Guarantees (excluding product warranty)

We provide (i) indemnifications of varying scope and size to our customers and distributors against claims of intellectual property infringement made by third parties arising from the use of our products; (ii) indemnifications of varying scope and size to our customers against third party claims arising as a result of defects in our products; (iii) indemnifications of varying scope and size to consultants against third party claims arising from the services they provide to us; and (iv) guarantees to support obligations of some of our subsidiaries such as lease payments. These indemnifications and guarantees require only disclosure. To date, we have not incurred material costs as a result of these obligations and do not expect to incur material costs in the future. Accordingly, we have not accrued any liabilities in our consolidated financial statements related to these indemnifications or guarantees.

Operating leases

We currently lease office and manufacturing space, automobiles and office equipment under operating leases. As of December 31, 2007, future minimum lease payments are as follows (in thousands):

2008	$3,320
2009	3,013
2010	2,502
2011	2,359
2012	2,247
Thereafter	2,703

Total	$16,144

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $3.2 million, $2.8 million and $2.7 million.

Other commitments

In 2005, we entered into an agreement to contribute up to $1.0 million to a research university. This pledge, which is to be paid over a four-year period, is conditioned upon our election to make a payment on an annual basis. We contributed $0.3 million in 2007, $0.3 million in 2006 and $0.1 million in 2005.

As part of our agreements with our suppliers, suppliers may procure resources and material expected to be used for the manufacture of our product in accordance with our production schedule provided to them. In the event these items are not used in the quantities submitted as part of the production schedule or material becomes obsolete as a result of production timing, material changes or design changes, we may be responsible for compensating our suppliers for these procurements. As of December 31, 2007, these commitments were not significant.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Commitments and contingencies—(Continued)

At December 31, 2007 we maintained a deposit of $1.0 million with our bank in the United Kingdom as security for payment of customs and duties charges. At December 31, 2006 this amount was $0.6 million. These amounts are included in other long-term assets.

In the U.S., we have complemented our direct sales efforts by entering into group purchasing agreements with major healthcare group purchasing organizations (“GPO”). Typically, a GPO negotiates with medical suppliers, such as us, on behalf of the GPO’s member healthcare facilities, providing such members with uniform pricing and terms and conditions. In exchange, the GPO identifies us as a preferred supplier for its members. Member facilities participating in the GPO’s purchasing program can consist of hospitals, medical group practices, nursing homes, surgery centers, managed care organizations, long term care facilities, clinics and integrated delivery networks. Currently, we have GPO supply agreements with various groups including AmeriNet, Inc., Premier, Inc., Novation LLC, MedAssets HSCA, Inc., Broadlane, Inc. (includes Kaiser Permanente, Tenet Healthcare and others) Consorta, Inc. and ROI/Sisters of Mercy and First Choice. These agreements require us to pay fees based on the amount of sales generated from these agreements. For the years ended December 31, 2007, 2006 and 2005, we recorded fees related to these agreements as sales and marketing expenses in the amounts of $1.8 million, $1.4 million and $1.0 million, respectively.

Contingencies

We filed a patent infringement suit against Zonare Medical Systems, Inc. in the federal district court of the Central District of California alleging that Zonare infringed one of our key patents through sales of its z.one ultrasound system. On March 14, 2007, Zonare filed an answer to our claim which included a counterclaim against us alleging that our products infringe its patent related to its portable docking station.

On May 15, 2007, GE Healthcare, a competitor of ours, filed a lawsuit against us in the federal district court in the Western District of Wisconsin. The lawsuit alleges that our MicroMaxx and/or TITAN products willfully infringe certain of GE’s U.S. patents relating to ultrasound technology. GE is seeking unspecified monetary damages and an injunction. On July 5, 2007, we filed a counterclaim against GE and certain of its affiliates. In parallel, we filed our answer to the complaint denying all of GE’s claims and alleging that the asserted patents are either invalid, not infringed, or both. Subsequent to these initial filings, both parties supplemented their claims with additional allegations of patent infringement. Our complaint also seeks unspecified monetary damages and a court injunction against future infringement by GE and its affiliates.

We have not accrued any amounts for potential losses related to these matters. Because of uncertainties related to the potential outcome and any range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to these matters. If and when we determine that a negative outcome of such matters is probable and reasonably estimable we will record accruals for losses. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations, financial position and cash flow. We expense legal costs as incurred.

14. Related party transaction

In January 2007, we accepted 4,560 shares of common stock valued at approximately $133,000 along with cash from our President and Chief Executive Officer as payment of the exercise price for 19,218 options, pursuant to the terms of the 1998 plan. The shares were valued at the closing stock price on the date of the transaction.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Segment reporting

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

	2007	2006	2005
United States	$104,147	$89,732	$79,794
Europe, Africa and the Middle East	58,955	48,940	41,213
Latin America and Canada	17,770	12,260	9,580
Asia Pacific	24,196	20,151	16,904

Total revenue	$205,068	$171,083	$147,491

Long-lived assets, excluding investment securities and deferred tax assets, included in other assets, by geographic location as of December 31 are as follows (in thousands):

	2007	2006
United States	$32,662	$13,900
International	3,338	2,403

Total long-lived assets	$36,000	$16,303

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Quarterly results—unaudited

	For the three months ended,
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2007:
Revenue	$42,795	$47,397	$50,041	$64,835
Cost of revenue	12,875	14,651	15,292	19,687

Gross margin	29,920	32,746	34,749	45,148
Operating expenses	32,168	31,276	35,089	39,579
Other income (loss)	1,302	1,272	2,469	1,522
Income tax (provision) benefit	383	(1,035)	(642)	(2,838)

Net income (loss)	$(563)	$1,707	$1,487	$4,253

Net income (loss) per share:
Basic	$(0.03)	$0.10	$0.09	$0.25

Diluted	$(0.03)	$0.10	$0.09	$0.25

Shares used in computation of net income (loss) per share:
Basic	16,494	16,606	16,657	16,723

Diluted	16,494	17,112	17,188	17,350

2006:
Revenue	$36,869	$39,515	$40,346	$54,353
Cost of revenue	10,991	10,835	11,707	16,140

Gross margin	25,878	28,680	28,639	38,213
Operating expenses	27,085	27,896	29,230	33,363
Other income (loss)	660	1,132	1,125	1,060
Income tax (provision) benefit	184	(622)	(59)	(85)

Net income (loss)	$(363)	$1,294	$475	$5,825

Net income (loss) per share:
Basic	$(0.02)	$0.08	$0.03	$0.35

Diluted	$(0.02)	$0.08	$0.03	$0.34

Shares used in computation of net income (loss) per share:
Basic	16,013	16,303	16,366	16,409

Diluted	16,013	16,922	16,903	16,918

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

(a) Evaluation of disclosure controls and procedures

As of December 31, 2007, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act), and they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 as required by the Exchange Act Rule 13a-15(c). Our management’s evaluation and assessment of our internal control over financial reporting concluded that, as of December 31, 2007, our internal controls over financial reporting were effective. In making this assessment, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting. Their report is included in Item 8. in the section titled “Reports of Independent Registered Public Accounting Firm.”

(c) Changes in internal control over financial reporting

During 2007, we have made various improvements to our system of internal control. We continue to review, revise and improve the effectiveness of our internal controls including strengthening our income tax provision review control procedure noted below. We have made no changes, other than the items noted below, in the Company’s internal controls over financial reporting in connection with our fourth quarter evaluation that would materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

During our second quarter of 2007, we hired an employee dedicated solely to the area of taxes, who has the background and expertise to strengthen our tax provision preparation process. In addition, we continued to use a third party tax firm to provide additional expertise related to accounting and reporting for income taxes.

ITEM 9B.	OTHER INFORMATION

For each of the executive officers named in the 2008 proxy statement under the heading “Executive Officers,” we have entered into change-in-control agreements. These agreements are substantially similar to each other. We will file the proxy statement within 120 days of December 31, 2007.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this Item is included in our proxy statement for our 2008 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the headings “Election of Directors” and “Executive Officers.” We will file the proxy statement within 120 days of December 31, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is included in our proxy statement for our 2008 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Executive Compensation.” We will file the proxy statement within 120 days of December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is included in our proxy statement for our 2008 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management.” We will file the proxy statement within 120 days of December 31, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities may be issued to employees, directors, consultants, advisors or other persons in exchange for consideration in the form of services as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, restricted stock units, warrants and rights (a)		Weighted-average exercise price of outstanding options, restricted stock units, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,577,000	(1)	$18.48	190,000
Equity compensation plans not approved by security holders	378,000	(2)	$22.64	122,000

Total	1,955,000		$19.28	312,000

(1)	Issuable under our 1998 Stock Option Plan, Management Incentive Compensation Plan, Nonemployee Director Stock Option Adjustment Plan and 2005 Stock Incentive Plan. The plans are described in Note 10 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
(2)	Issuable under our 1998 Nonofficer Employee Stock Option Plan as described in Note 10 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Also includes 85,000 options outside of all plans issued to corporate officers, which are also described in Note 9 to the Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is included in our proxy statement for our 2008 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Certain Relationships and Related Transactions.” We will file the proxy statement within 120 days of December 31, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is included in our proxy statement for our 2008 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Fee Disclosures.” We will file the proxy statement within 120 days of December 31, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1)	Financial Statements—See “Index to Financial Statements” under Item 8 of this Report.

(2)	Financial Statement Schedule.

Schedule II

Valuation and Qualifying Accounts

	Balance at beginning of year	Additions charged to general and administrative expense or revenue	Deductions	Balance at end of year
	(in thousands)
Year ended December 31, 2007:
Accounts receivable allowances	$1,145	$1,536	$1,724	$957

Year ended December 31, 2006:
Accounts receivable allowances	$1,227	$1,500	$1,582	$1,145

Year ended December 31, 2005:
Accounts receivable allowances	$942	$854	$569	$1,227

(3) Exhibits.

Exhibit No.	Description
1.1(U)	Underwriting Agreement between J.P. Morgan Securities Inc. and the registrant dated July 10, 2007 (exhibit 1.1)

3.1(A)	Restated Articles of Incorporation of the registrant (exhibit 3.1)

3.3(E)	Amended and Restated Bylaws of the registrant (exhibit 3.1)

4.1(A)	Rights Agreement between First Chicago Trust Company and the registrant, dated April 6, 1998 (exhibit 4.1)

4.2(E)	Amendment to Rights Agreement, dated August 8, 2001 (exhibit 4.2)

4.3(F)	Amendment to Rights Agreement, dated October 24, 2001 (exhibit 4.3)

4.4(I)	Amendment to Rights Agreement, dated August 25, 2003 (exhibit 4.1)

4.5(U)	First Supplemental Indenture between Wells Fargo Bank, NA and the registrant dated July 16, 2007 (exhibit 4.1)

4.6(X)	Amended and Restated Rights Agreement dated November 28, 2007 by and between the registrant and Computershare Trust Company N.A. (exhibit 4.1)

4.7(X)	Form of Rights Certificate (exhibit 4.2)

10.1(G)	1998 Stock Option Plan, as amended and restated (exhibit 10.1)

10.2(A)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 1998 Stock Option Plan (exhibit 10.2)

10.3(H)	1998 Nonofficer Employee Stock Option Plan, as amended and restated (exhibit 10.1)

10.4(E)	Nonemployee Director Stock Option Plan, as amended and restated (exhibit 10.3)

10.5(C)	Management Incentive Compensation Plan (exhibit 10.5)

10.6(B)	Adjustment Plan (exhibit 10.6)

10.8(A)	Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended (exhibit 10.9)

10.9(F)	Third Amendment to Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, dated as of March 10, 2000 (exhibit 10.9)

10.10(D)	Lease Agreement between Riggs & Company, a division of Riggs Bank N.A., and the registrant, dated December 28, 1999 (exhibit 10.14)

10.11(D)*	Distribution Agreement between Olympus Optical Co. Ltd. and the registrant, dated August 1, 1999 (exhibit 10.15)

10.12(F)	Assignment of Distribution Agreement by and among Olympus Optical Co., Ltd., Olympus Promarketing, Inc. and the registrant, dated effective September 28, 2001 (exhibit 10.12)

10.13(J)	Option Notice Agreement, dated July 17, 2000, between the registrant and Michael J. Schuh (exhibit 99.1)

10.14(J)	Option Notice Agreement, dated July 24, 2000, between the registrant and Daniel Walton (exhibit 99.2)

10.15(K)	Option Notice Agreement, dated September 11, 2003, between the registrant and Henry (Skip) Krause (exhibit 99.1)

Exhibit No.	Description
10.16(K)	Option Notice Agreement, dated September 22, 2003, between the registrant and Marla Koreis (exhibit 99.2)

10.17(L)*	Distribution Agreement between Boston Scientific Corporation and the registrant, dated August 4, 2004 (exhibit 10.1)

10.18(M)	SonoSite, Inc. FY2005 Variable Incentive Bonus Plan (exhibit 10.1)

10.19(N)	2005 Stock Incentive Plan (exhibit 10.1)

10.20(N)	2005 Employee Stock Purchase Plan (exhibit 10.2)

10.21(O)	Nonqualified Stock Option Notice Agreement between the registrant and Mike Ambielli (exhibit 99.1)

10.21(O)	Nonqualified Stock Option Notice Agreement between the registrant and John Lowell (exhibit 99.2)

10.23(P)	1998 Stock Option Plan Stock Option Award Agreement (exhibit 10.1)

10.24(P)	2005 Stock Incentive Plan Restricted Stock Unit Agreement (exhibit 10.2)

10.25(P)	2005 Stock Incentive Plan Stock Option agreement (Nonstatutory) (exhibit 10.3)

10.26(Q)	Separation Agreement and General Release between the registrant and Henry Krause dated August 8, 2005 (exhibit 10.1)

10.27(R)	FY2006 Variable Incentive Bonus Plan (exhibit 10.1)

10.28(S)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 2005 Stock Incentive Plan (exhibit 10.1)

10.29(S)	2005 Stock Incentive Plan Stock Option Agreement (Non Statutory) (exhibit 10.2)

10.30(S)	2005 Stock Incentive Plan Restricted Stock Unit Agreement (Non Statutory) (exhibit 10.3)

10.31(T)	FY2007 Variable Incentive Bonus Plan (exhibit 10.1)

10.32(V)	Call Option Transaction Confirmation, dated as of July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, National Association (exhibit 10.1)

10.33(V)	Warrant Transaction Confirmation, dated as of July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, National Association (exhibit 10.2)

10.34(W)	Form of Senior Management Employment Agreement between the registrant and each of Kevin Goodwin, Graham Cox, Michael Dugan, Michael J. Schuh and Kathryn Surace-Smith (exhibit 10.1)

21.1†	Subsidiaries of the registrant

23.1†	Consent of KPMG LLP, independent registered public accounting firm

24.1†	Power of attorney (contained on signature page)

31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Exhibit No.	Description
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

†	Filed herewith.
*	Confidential treatment requested.
(A)	Incorporated by reference to the designated exhibit included in SonoSite’s Registration Statement on Form S-1 (Registration No. 333-714157) filed on October 3, 1999.
(B)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10 (SEC File No. 000-23791) filed on March 19, 1998.
(C)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 1998 (SEC File No. 000-23791) filed on March 22, 1999.
(D)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 1999 (SEC File No. 000-23791) filed on March 30, 2000.
(E)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-23791) filed on November 13, 2001.
(F)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 2001 (SEC File No. 000-23791) filed on February 22, 2002.
(G)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 000-23791) filed on May 13, 2002.
(H)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 000-23791) filed on August 13, 2002.
(I)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on August 26, 2003 (SEC File No. 000-23791) filed on August 26, 2003.
(J)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333-51820) filed on December 14, 2000.
(K)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333-110913) filed on December 4, 2003.
(L)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 000-23791) filed on November 9, 2004.
(M)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K (SEC File No. 000-23791) filed on December 20, 2004.
(N)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on April 28, 2005.
(O)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 filed on April 29, 2005.
(P)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2005 filed on August 9, 2005.
(Q)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on September 15, 2005.
(R)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on December 9, 2005.
(S)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 7, 2006.
(T)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 15, 2007.
(U)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 16, 2007.
(V)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q filed on August 9, 2007.
(W)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q filed on November 9, 2007.
(X)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on November 29, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONOSITE, INC.

By	/S/ MICHAEL J. SCHUH
Michael J. Schuh Vice President-Finance, Chief Financial Officer, and Treasurer

Date: March 14, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 14th day of March 2008.

/S/ KIRBY L. CRAMER Kirby L. Cramer	Chairman of the Board

/S/ KEVIN M. GOODWIN Kevin M. Goodwin	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ MICHAEL J. SCHUH Michael J. Schuh	Vice President-Finance, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

/S/ CARMEN L. DIERSEN Carmen L. Diersen	Director

/S/ EDWARD V. FRITZKY Edward V. Fritzky	Director

/S/ STEVEN R. GOLDSTEIN, M.D. Steven R. Goldstein, M.D.	Director

/S/ PAUL V. HAACK Paul V. Haack	Director

/S/ ROBERT G. HAUSER, M.D. Robert G. Hauser, M.D.	Director

/S/ WILLIAM G. PARZYBOK, JR. William G. Parzybok, Jr.	Director

/S/ JEFFREY PFEFFER, PH.D. Jeffrey Pfeffer, Ph.D.	Director

/S/ JACQUES SOUQUET, PH.D. Jacques Souquet, Ph.D.	Director

INDEX TO EXHIBITS

Exhibit No.	Description
1.1(U)	Underwriting Agreement between J.P. Morgan Securities Inc. and the registrant dated July 10, 2007 (exhibit 1.1)

3.1(A)	Restated Articles of Incorporation of the registrant (exhibit 3.1)

3.3(E)	Amended and Restated Bylaws of the registrant (exhibit 3.1)

4.1(A)	Rights Agreement between First Chicago Trust Company and the registrant, dated April 6, 1998 (exhibit 4.1)

4.2(E)	Amendment to Rights Agreement, dated August 8, 2001 (exhibit 4.2)

4.3(F)	Amendment to Rights Agreement, dated October 24, 2001 (exhibit 4.3)

4.4(I)	Amendment to Rights Agreement, dated August 25, 2003 (exhibit 4.1)

4.5(U)	First Supplemental Indenture between Wells Fargo Bank, NA and the registrant dated July 16, 2007 (exhibit 4.1)

4.6(X)	Amended and Restated Rights Agreement dated November 28, 2007 by and between the registrant and Computershare Trust Company N.A. (exhibit 4.1)

4.7(X)	Form of Rights Certificate (exhibit 4.2)

10.1(G)	1998 Stock Option Plan, as amended and restated (exhibit 10.1)

10.2(A)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 1998 Stock Option Plan (exhibit 10.2)

10.3(H)	1998 Nonofficer Employee Stock Option Plan, as amended and restated (exhibit 10.1)

10.4(E)	Nonemployee Director Stock Option Plan, as amended and restated (exhibit 10.3)

10.5(C)	Management Incentive Compensation Plan (exhibit 10.5)

10.6(B)	Adjustment Plan (exhibit 10.6)

10.8(A)	Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended (exhibit 10.9)

10.9(F)	Third Amendment to Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, dated as of March 10, 2000 (exhibit 10.9)

10.10(D)	Lease Agreement between Riggs & Company, a division of Riggs Bank N.A., and the registrant, dated December 28, 1999 (exhibit 10.14)

10.11(D)*	Distribution Agreement between Olympus Optical Co. Ltd. and the registrant, dated August 1, 1999 (exhibit 10.15)

10.12(F)	Assignment of Distribution Agreement by and among Olympus Optical Co., Ltd., Olympus Promarketing, Inc. and the registrant, dated effective September 28, 2001 (exhibit 10.12)

10.13(J)	Option Notice Agreement, dated July 17, 2000, between the registrant and Michael J. Schuh (exhibit 99.1)

10.14(J)	Option Notice Agreement, dated July 24, 2000, between the registrant and Daniel Walton (exhibit 99.2)

10.15(K)	Option Notice Agreement, dated September 11, 2003, between the registrant and Henry (Skip) Krause (exhibit 99.1)

Exhibit No.	Description
10.16(K)	Option Notice Agreement, dated September 22, 2003, between the registrant and Marla Koreis (exhibit 99.2)

10.17(L)*	Distribution Agreement between Boston Scientific Corporation and the registrant, dated August 4, 2004 (exhibit 10.1)

10.18(M)	SonoSite, Inc. FY2005 Variable Incentive Bonus Plan (exhibit 10.1)

10.19(N)	2005 Stock Incentive Plan (exhibit 10.1)

10.20(N)	2005 Employee Stock Purchase Plan (exhibit 10.2)

10.21(O)	Nonqualified Stock Option Notice Agreement between the registrant and Mike Ambielli (exhibit 99.1)

10.21(O)	Nonqualified Stock Option Notice Agreement between the registrant and John Lowell (exhibit 99.2)

10.23(P)	1998 Stock Option Plan Stock Option Award Agreement (exhibit 10.1)

10.24(P)	2005 Stock Incentive Plan Restricted Stock Unit Agreement (exhibit 10.2)

10.25(P)	2005 Stock Incentive Plan Stock Option agreement (Nonstatutory) (exhibit 10.3)

10.26(Q)	Separation Agreement and General Release between the registrant and Henry Krause dated August 8, 2005 (exhibit 10.1)

10.27(R)	FY2006 Variable Incentive Bonus Plan (exhibit 10.1)

10.28(S)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 2005 Stock Incentive Plan (exhibit 10.1)

10.29(S)	2005 Stock Incentive Plan Stock Option Agreement (Non Statutory) (exhibit 10.2)

10.30(S)	2005 Stock Incentive Plan Restricted Stock Unit Agreement (Non Statutory) (exhibit 10.3)

10.31(T)	FY2007 Variable Incentive Bonus Plan (exhibit 10.1)

10.32(V)	Call Option Transaction Confirmation, dated as of July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, National Association (exhibit 10.1)

10.33(V)	Warrant Transaction Confirmation, dated as of July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, National Association (exhibit 10.2)

10.34(W)	Form of Senior Management Employment Agreement between the registrant and each of Kevin Goodwin, Graham Cox, Michael Dugan, Michael J. Schuh and Kathryn Surace-Smith (exhibit 10.1)

21.1†	Subsidiaries of the registrant

23.1†	Consent of KPMG LLP, independent registered public accounting firm

24.1†	Power of attorney (contained on signature page)

31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Exhibit No.	Description
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

†	Filed herewith.
*	Confidential treatment requested.
(A)	Incorporated by reference to the designated exhibit included in SonoSite’s Registration Statement on Form S-1 (Registration No. 333-714157) filed on October 3, 1999.
(B)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10 (SEC File No. 000-23791) filed on March 19, 1998.
(C)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 1998 (SEC File No. 000-23791) filed on March 22, 1999.
(D)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 1999 (SEC File No. 000-23791) filed on March 30, 2000.
(E)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-23791) filed on November 13, 2001.
(F)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 2001 (SEC File No. 000-23791) filed on February 22, 2002.
(G)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 000-23791) filed on May 13, 2002.
(H)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 000-23791) filed on August 13, 2002.
(I)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on August 26, 2003 (SEC File No. 000-23791) filed on August 26, 2003.
(J)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333-51820) filed on December 14, 2000.
(K)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333-110913) filed on December 4, 2003.
(L)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 000-23791) filed on November 9, 2004.
(M)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K (SEC File No. 000-23791) filed on December 20, 2004.
(N)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on April 28, 2005.
(O)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 filed on April 29, 2005.
(P)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2005 filed on August 9, 2005.
(Q)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on September 15, 2005.
(R)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on December 9, 2005.
(S)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 7, 2006.
(T)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 15, 2007.
(U)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 16, 2007.
(V)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q filed on August 9, 2007.
(W)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q filed on November 9, 2007.
(X)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on November 29, 2007.