Form 10-Q
period 2008-03-31
SONOSITE INC
filed 2008-05-09
CIK 1055355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2008

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

     Large accelerated filer [ ]    Accelerated filer [X]     Non-accelerated filer [ ]      Smaller reporting company [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ]   No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	16,804,287
(Class)	(Outstanding as of April 30, 2008)

SonoSite, Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2008

Table of C ontents

PART I:  FINANCIAL INFORMATION

It em 1.    Financial Statements

SonoSite, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(In thousands, except share data)	March 31,	December 31,
Assets	2008	2007

Current assets:
Cash and cash equivalents	$171,857	$188,701
Short-term investment securities	141,358	119,873
Accounts receivable, less allowances of $1,486 and $957	53,071	60,954
Inventories	33,090	29,740
Deferred income taxes, current	12,944	13,138
Prepaid expenses and other current assets	3,434	7,759

Total current assets	415,754	420,165

Property and equipment, net	9,517	10,133
Investment securities	2,715	1,257
Deferred income taxes	12,444	12,959
Goodwill and intangible assets, net	16,349	16,346
Other assets	10,248	9,521

Total assets	$467,027	$470,381

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$5,863	$8,868
Accrued expenses	19,212	24,431
Deferred revenue, current	3,361	3,502
Deferred tax liability, current	115	115

Total current liabilities	28,551	36,916

Long-term debt	225,000	225,000
Deferred tax liability	4,528	4,528
Other non-current liabilities	11,706	11,075

Total liabilities	269,785	277,519

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1.00 par value
Authorized shares--6,000,000
Issued and outstanding shares--none	--	--
Common stock, $.01 par value
Authorized shares--50,000,000
Issued and outstanding shares:
As of March 31, 2008--16,774,591	168
As of December 31, 2007--16,746,017		167
Additional paid-in-capital	238,855	236,158
Accumulated deficit	(43,648)	(44,893)
Accumulated other comprehensive income	1,867	1,430

Total shareholders' equity	197,242	192,862

Total liabilities and shareholders' equity	$467,027	$470,381

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

(In thousands, except net loss per share)	Three Months Ended
	March 31,

	2008	2007

Revenue	$52,499	$42,795
Cost of revenue	14,659	12,875

Gross margin	37,840	29,920

Operating expenses:
Research and development	6,197	6,143
Sales, general and administrative	29,249	26,025

Total operating expenses	35,446	32,168

Other income (loss)
Interest income	2,826	1,050
Interest expense	(2,362)	(1)
Other	(615)	253

Total other income (loss), net	(151)	1,302

Income (loss) before income taxes	2,243	(946)

Income tax provision (benefit)	998	(383)

Net income (loss)	$1,245	$(563)

Net income (loss) per share
Basic	$0.07	$(0.03)

Diluted	$0.07	$(0.03)

Weighted average common and potential common shares outstanding
Basic	16,770	16,494

Diluted	17,406	16,494

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,

(In thousands)	2008	2007

Operating activities:
Net income (loss)	$1,245	$(563)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,064	1,103
Stock-based compensation	1,879	1,920
Deferred income tax provision (benefit)	1,188	(836)
Amortization of net discounts on investment securities	(598)	(336)
Amortization of debt issuance costs	270	--
Accretion of contingent purchase consideration	225	--
Excess tax benefit from stock-based awards	(234)	(149)
Net loss on investments	5	--
Investment other-than-temporary impairment	148	--
Changes in operating assets and liabilities:
Accounts receivable	9,047	9,628
Inventories	(2,870)	(911)
Prepaid expenses and other assets	3,435	(182)
Accounts payable	(3,048)	1,075
Accrued expenses	(4,508)	(450)
Deferred liabilities	86	400

Net cash provided by operating activities	7,334	10,699

Investing activities:
Purchases of investment securities	(124,913)	(43,669)
Proceeds from sales/maturities of investment securities	102,592	44,446
Purchases of property and equipment	(355)	(1,050)
Earn-out consideration associated with SonoMetric acquisition	(921)	(654)

Net cash used in investing activities	(23,597)	(927)

Financing activities:
Excess tax benefit from stock-based awards	234	149
Proceeds from exercise of stock options	451	1,415

Net cash provided by financing activities	685	1,564

Effect of exchange rate changes on cash and cash equivalents	(1,266)	(222)

Net change in cash and cash equivalents	(16,844)	11,114
Cash and cash equivalents at beginning of period	188,701	45,673

Cash and cash equivalents at end of period	$171,857	$56,787

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$403	$138
Cash paid for interest	$4,195	$--

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Interim Financial Information

Basis of Presentation

     The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information reflects, in the opinion of SonoSite, Inc. management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of expected results for the entire year ending December 31, 2008 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K.

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

     Inventories consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2008	2007

Raw material	$10,499	$10,710
Demonstration inventory	8,918	7,601
Finished goods	13,673	11,429

Total	$33,090	$29,740

Warranty expense

     We accrue estimated warranty expense at the time of sale for costs expected to be incurred under our product warranties. This provision for warranty expense is made based upon our historical product failure rates and service repair costs using management's judgment. We have limited history with some of our products. We provide, with certain exceptions, a five-year warranty with the MicroMaxx system, M-Turbo system and S Series ultrasound tools. Given the length of the warranty period, the warranty liability for these products is more difficult to estimate than it has been for our other products that have a one-year warranty. However, given the similarity of the components used in the M-Turbo system and S Series ultrasound tools compared with our MicroMaxx system and the historical product failure rate and service repair costs of the MicroMaxx and the other systems, we believe that we can reasonably estimate the amount of the warranty liability for these products. We expect our warranty liability and expense to continue to increase significantly due to the five-year warranty offered with these products. Should actual failure rates or repair or replacement costs for any of our products differ from estimates, revisions to the estimated warranty liability may be required and our results may be materially affected.

     The warranty liability is summarized as follows (in thousands):

	Balance at	Charged		Balance at
	Beginning	to cost of	Applied to	End of
	of Period	Revenue	Liability	Period

Three months ended March 31, 2008	$4,045	$642	$(321)	$4,366
Three months ended March 31, 2007	$2,317	$781	$(327)	$2,771

Income taxes

     The income tax provision for the three months ended March 31, 2008 was based on projections of total year pre-tax income and the projected total year tax provision. Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards arising since our inception. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in our tax rate is recognized in income in the period of change. The increase in our consolidated effective tax rate for the three months ended March 31, 2008, as compared to 2007, results from the lapsing of the U.S. research and experimentation credit and non-deductible expense associated with a contingent liability incurred as part of the acquisition of LumenVu, Inc.

Net income per share

     Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Potentially dilutive common equivalent shares consist of common stock issuable upon exercise of stock options and warrants, or upon vesting of  restricted stock units using the treasury stock method. Diluted net income (loss) per share would also be impacted to reflect shares issuable upon conversion of our convertible senior notes if our share price exceeds $38.20 per share. Our call option on our shares is anti-dilutive and, therefore, excluded from the calculation of diluted net income per share.

     The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share calculations (in thousands, except per share amounts):

	Three Months
	Ended March 31,

	2008	2007

Net income (loss)	$1,245	$(563)

Weighted average common shares outstanding used
in computing basic net income (loss) per share	16,770	16,494
Effect of dilutive common equivalent shares	636	--

Weighted average common shares outstanding used in computing
diluted net income (loss) per share	17,406	16,494

Net income (loss) per share:
Basic	$0.07	$(0.03)
Diluted	$0.07	$(0.03)

     The following weighted average potential common equivalent shares were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive (in thousands):

	Three Months
	Ended March 31,

	2008	2007

Stock options	409	1,494
Restricted stock units	7	504
Warrants (1)	1,133	--

Total weighted average potential common shares
excluded from diluted net income (loss) per share	1,549	1,998

(1)   As further detailed in the convertible senior notes footnote of our December 31, 2007 10-K, in July 2007 we issued warrants to purchase up to 2.5 million shares of our common stock with a strike price of $46.97, which are anti-dilutive since the strike price of the warrants is greater than the market price of our common stock.

     The computation of diluted net income (loss) per share does not include any potential dilutive common shares associated with our convertible senior notes. The convertible senior notes would become dilutive and included in the calculation of diluted net income (loss) per share, for the number of shares that would be required to satisfy the conversion spread, if the average market price of our common stock exceeds approximately $38.20 per share.

Accumulated other comprehensive income

     Unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments are included in accumulated other comprehensive income (loss).

     The following presents the components of comprehensive income (loss), (in thousands):

	Three Months
	Ended March 31,

	2008	2007

Net income (loss)	$1,245	$(563)
Other comprehensive income:
Foreign currency translation adjustment	326	29
Unrealized holding gains, net	111	37

Comprehensive income (loss)	$1,682	$(497)

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

Fair value measurements

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measures" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position SFAS 157-2, "Effective Date of FASB Statement No. 157" ("SFAS 157-2"), which defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, until fiscal years beginning after November 1, 2008 and interim periods within those fiscal years. We have adopted SFAS 157 for financial assets and liabilities effective January 1, 2008. The deferred non-financial assets and liabilities include items such as goodwill and other non-amortizable intangibles.

     SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. An asset's or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

     The following table provides the financial assets and liabilities that were measured at fair value as of March 31, 2008 (in thousands):

		Fair Value Measurements using

	Total Carrying Value	Level 1	Level 2	Level 3

Investment securities	$144,073	$135,884	$--	$8,189
Long-term debt	$225,000	$222,255	$--	$--

      Valuation techniques.   Investment securities are measured at fair value using quoted market prices, with the exception of our investment in the Columbia Strategic Cash Portfolio, which is in the process of liquidation. This investment is measured at fair value, which is the net asset value of the portfolio provided by the portfolio manager. The portfolio manager has measured fair value based upon quoted market prices and quoted prices of comparable securities, as well as good faith estimates. Long-term debt is measured using quoted market prices. There were not any changes to these valuation techniques during the quarter ended March 31, 2008.

Fair value measurements of  Level 3 investments

Balance, December 31, 2007	$12,574
Total gains (losses) (realized or unrealized)
Included in other income (loss)	(153)
Included in other comprehensive income	--
Transfers in or out of level 3	--
Sales and settlements	(4,232)

Balance, March 31, 2008	$8,189

Gains (losses) for the three months ended March 31, 2008
included in other income (loss) attributable to the change in
unrealized losses relating to assets still held at the reporting date	$(148)

Segment reporting

     We currently have one reportable segment. We market our products in the United States and internationally through our direct sales force and our indirect distribution channels. Our chief operating decision maker evaluates resource allocation decisions and our performance based upon revenue recorded in geographic regions and does not receive financial information about expense allocation on a disaggregated basis. Geographic regions are determined by the shipping destination. Revenue by geographic location are as follows (in thousands):

	Three Months
	Ended March 31,

	2008	2007

United States	$21,786	$19,477
Europe, Africa and the Middle East	18,503	14,231
Latin America and Canada	6,051	3,546
Asia Pacific	6,159	5,541

Total revenue	$52,499	$42,795

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

     On May 15, 2007, GE Healthcare filed a lawsuit against us in the federal district court in the Western District of Wisconsin. The lawsuit alleges that our MicroMaxx and/or TITAN products willfully infringe certain of GE's U.S. patents relating to ultrasound technology. GE is seeking unspecified monetary damages and an injunction. On July 5, 2007, we filed a counterclaim against GE and certain of its affiliates. In parallel, we filed our answer to the complaint denying all of GE's claims and alleging that the asserted patents are either invalid, not infringed, or both. Subsequent to these initial filings, both parties supplemented their claims with additional allegations of patent infringement. Our complaint also seeks unspecified monetary damages and a court injunction against future infringement by GE and its affiliates.

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

Recent accounting pronouncements

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position SFAS 157-2, "Effective Date of FASB Statement No. 157" ("SFAS 157-2"), which defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 1, 2008 and interim periods within those fiscal years. We have adopted SFAS 157 for financial assets and liabilities, effective January 1, 2008, and, under SFAS 157-2, have delayed implementation on non-financial assets and liabilities. The deferred non-financial assets and liabilities include items such as goodwill and other non-amortizable intangibles. We do not believe the adoption of SFAS 157 for non-financial assets and liabilities will have a significant impact on our future consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), including an amendment to FASB Statement No. 115. Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, enables entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 became effective as of the beginning of a company's first fiscal year that begins after November 15, 2007. While FAS No. 159 became effective for our 2008 fiscal year, we did not elect the fair value measurement option for any of our financial assets or liabilities.

     In December 2007, the FASB issued SFAS No.141(R), "Business Combinations," ("SFAS 141(R)") and SFAS No. 160, "Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51," ("SFAS 160"). These new standards will significantly change the accounting for and reporting of business combination transactions and non-controlling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for fiscal years beginning after December 15, 2008. We are currently reviewing the provisions of SFAS 141(R) and SFAS 160 to determine the impact on our future consolidated financial statements.

     In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets," ("FSP 142-3"), which provides guidance about estimating the useful lives of recognized intangible assets, and requires additional disclosures related to renewing or extending the terms of recognized intangible assets. FSP 142-3 applies to all recognized intangible assets, including those not acquired in a business combination. In estimating the useful life of a recognized intangible asset, FSP 142-3 requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset's intended use, regardless of whether the arrangements have explicit renewal or extension provisions. In the absence of historical experience, companies must consider the assumptions market participants would use about renewal or extension assumptions that are consistent with both the highest and best use of the asset and adjusted for entity-specific factors. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirements for estimating useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied to all intangible assets recognized as of the effective date. Early adoption is prohibited. We are currently reviewing the provisions of FSP 142-3 to determine the impact on our future consolidated financial statements.

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

     We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future quarterly reports on Form 10-Q, current reports on Form 8-K and annual reports on Form 10-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business in Item 1A. "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2007. These are risks that could cause our actual results to differ materially from those anticipated in our forward-looking statements or from our expected or historical results. Other factors besides the risks, uncertainties and possibly inaccurate assumptions described in this report could also affect actual results.

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

     Our fourth generation product platform is the basis of two product lines, the M-Turbo (TM) system and the S Series (TM) ultrasound tools, which we introduced in October 2007. These products together with the MicroMaxx (R) system, our third generation of hand-carried technology and introduced in 2005, offer a broad-based product portfolio for hospital and physician office markets. Based on our proprietary Application Specific Integrated Circuit ("ASIC") technology for high-resolution ultrasound imaging these systems offer image resolution comparable to costly, conventional cart-based ultrasound systems weighing over 200 pounds. A five-year warranty covering the system and most of the transducers, comes standard with these products.

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

     As discussed in Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the year ended December 31, 2007, our critical accounting policies and estimates include accounts receivable, revenue recognition, investments, valuation of inventories, goodwill, intangible assets, warranty expense, income taxes, stock-based compensation, convertible debt and hedge transaction and acquisitions.

Results of Operations

Revenue

     Revenue increased to $52.5 million for the three months ended March 31, 2008 from $42.8 million for the three months ended March 31, 2007. The increase in 2008 compared to 2007 was attributable to increased sales from direct sales internationally and in the U.S, improved product mix and the favorable foreign exchange impact of approximately 4%.

     U.S. revenue increased to $21.8 million for the three months ended March 31, 2008 from $19.5 million for the three months ended March 31, 2007. The increase in the first quarter 2008 compared to 2007 was primarily attributable to increased direct hospital sales.

     Revenue from Europe, Africa and the Middle East increased to $18.5 million for the three months ended March 31, 2008 from $14.2 million for the three months ended March 31, 2007, primarily due to an increase in revenue from direct selling in Europe, as well as the impact of foreign exchange. Revenue from Latin America and Canada increased to $6.1 million for the three months ended March 31, 2008 from $3.6 million for the three months ended March 31, 2007. The increase was primarily due to increased sales in Latin America. Revenue from Asia Pacific increased to $6.2 million for the three months ended March 31, 2008 from $5.5 million for the three months ended March 31, 2007. The increase was primarily due to increased sales in Australia.

     We anticipate that revenue will increase in 2008 compared to 2007 due to the continued expansion of our selling efforts worldwide. We expect growth from the introduction of new products and features, from the U.S. physicians' office market as we continue to develop this channel, from the continued expansion of international operations such as India and Italy, and the overall expansion of market awareness and acceptance of our products. The expansion of new sales operations, as well as the integration of the U.S. physician office market sales force, after the termination of our relationship with MarketBridge in January 2008, may not be as successful as anticipated and we may encounter regulatory and other issues in selling our products. Our revenue may also be impacted by fluctuations in foreign exchange rates in the countries in which we sell our products in currencies other than the USD. Increased competition may also impact our anticipated growth in revenue. We currently face competition from larger companies that manufacture cart-based and portable ultrasound systems and have greater financial and other resources.

Gross margin

     Gross margin was 72.1% for the three months ended March 31, 2008 and 69.9% for the three months ended March 31, 2007. The gross margin increased over the prior year quarter primarily as a result of the greater mix of international direct sales, the favorable impact of foreign currency exchange of approximately 4%, and the expiration of the royalty to ATL.

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

Operating expenses

     Research and development expenses were $6.2 million for the three months ended March 31, 2008, compared to $6.1 million for the three months ended March 31, 2007. We anticipate that research and development expenses will increase in 2008 compared to 2007 due to continued development of new products and features, as well as further development related to the M-Turbo system and S Series ultrasound tools.

     Sales, general and administrative expenses were $29.2 million for the three months ended March 31, 2008, compared to $26.0 million for the three months ended March 31, 2007. The increase was attributable to increased headcount to support business growth, increased legal expenses and a one-time, pre-tax charge of $0.7 million for integration of the former MarketBridge physician office channel and the elimination of overhead within the company's marketing, general and administrative structure.

     We anticipate that sales, general and administrative expenses will increase modestly in 2008 compared to 2007. However, we may incur increased legal expenses regarding our ongoing litigation or unanticipated legal expenses if we become involved in any new litigation.

Other income

     Total other income (loss) was a loss of $0.2 million for the three months ended March 31, 2008 compared to income of $1.3 million for the three months ended March 31, 2007. The decrease was attributable to an increase in interest expense related to the long-term debt issued in July 2007 and an increase in foreign exchange loss, offset by an increase of interest income.

     We anticipate that other income (loss) will decrease in 2008 compared to 2007 due to interest expense related to the long-term debt and a decline in market interest rates for our investment securities.

Income tax expense

     Income tax provision was $1.0 million for the three months ended March 31, 2008, compared to a benefit of $0.4 million for the three months ended March 31, 2007. The increase in our consolidated effective tax rate for the three months ended March 31, 2008, as compared to 2007, results primarily from an increase in the applicable U.S. graduated statutory tax rate, the lapsing of the U.S. research and development tax credit as of December 31, 2007 and non-deductible expenses associated with a contingent liability incurred as part of the LumenVu acquisition.  We anticipate that our annual consolidated effective tax rate will be approximately 39%.

Liquidity and Capital Resources

     Our cash and cash equivalents balance was $171.9 million as of March 31, 2008, compared to $188.7 million as of December 31, 2007. Cash and cash equivalents were primarily invested in money market accounts. Our short-term and long-term investment securities totaled $144.1 million as of March 31, 2008, compared to $121.1 million as of December 31, 2007. Investment securities generally consist of high-grade U.S. government or corporate debt and high-grade asset-backed securities. We have the ability to hold our securities until maturity, however, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies.

     As of March 31, 2008, we had $8.2 million in Columbia Strategic Cash Portfolio, which is in the process of liquidation. In our judgment this investment experienced an additional decline in fair value that is other than temporary, accordingly, we have recognized an impairment loss of $0.1 million in the first quarter of 2008. Distributions from this portfolio are solely at the discretion of the portfolio manager. Excluding interest income payments, we anticipate that $5.5 million will be distributed from this portfolio during 2008, which is recorded as a short-term investment and $2.7 million will be distributed after 2008, which is recorded as a long-term investment.

     Operating activities provided cash of $7.3 million for the three months ended March 31, 2008, compared to cash provided of $10.7 million for the three months ended March 31, 2007. Net income for the three months ended March 31, 2008 was adjusted by non-cash stock-based compensation expense of $1.9 million, depreciation and amortization of $1.1 million and deferred income taxes of $1.2 million. Changes in operating assets provided $9.6 million and changes in operating liabilities used $7.5 million. The change in operating assets is due to accounts receivable collections being higher than sales for the quarter and the change in operating liabilities is due to the timing of payments of accounts payable and accrued expenses. We anticipate that cash provided by operations will increase in 2008 compared to 2007 primarily due to anticipated growth in profitable operations. This increase will depend on our ability to successfully sell our products, collect our receivables, control our inventories and manage our expenses. Excess income tax benefits related to stock-based awards are reflected as an operating cash outflow, however, the amounts and timing of these cannot be predicted.

     Investing activities used cash of $23.6 million for the three months ended March 31, 2008, compared to cash used of $0.9 million for the three months ended March 31, 2007. The cash used in 2008 was primarily due to purchase of investment securities of $124.9 million offset by the proceeds from the sale or maturity of investment securities of $102.6 million.

     Financing activities provided cash of $0.7 million for the three months ended March 31, 2008, compared to $1.6 million for the three months ended March 31, 2007. Cash provided by financing activities was due to proceeds from the exercise of stock options totaling $0.5 million in 2008 compared to $1.4 million in 2007. Additionally, excess tax deductions on stock-based awards increased to $0.2 million in 2008 from $0.1 million in 2007.

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

Risk Factors

     A complete listing of our risk factors is contained in the Item 1A. "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

     We are exposed to market risk relating to changes in interest rates, which could adversely affect the value of our investments in marketable securities.

     As of March 31, 2008, our portfolio consisted of $141.4 million of interest-bearing debt securities with maturities of less than one year and $2.7 million of interest-bearing debt securities with maturities of more than one year. Generally we have the ability to hold these securities until maturity, however, we have classified them as available-for-sale in the event of unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for 2008 from a hypothetical 10% increase in market interest rates would not have a material impact on the investment portfolio.

     As of March 31, 2008, we had $8.2 million in Columbia Strategic Cash Portfolio, which is in the process of liquidation. In our judgment this investment experienced an additional decline in fair value that is other than temporary, accordingly, we have recognized an impairment loss of $0.1 million in the first quarter of 2008. Distributions from this portfolio are solely at the discretion of the portfolio manager. Excluding interest income payments, we anticipate that $5.5 million will be distributed from this portfolio during 2008, which is recorded as a short-term investment and $2.7 million will be distributed after 2008, which is recorded as a long-term investment.

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

     As of March 31, 2008, 75% of our outstanding accounts receivable balance was from international customers, of which 58%, or $23.1 million, was denominated in a currency other than USDs. Total sales for the three months ended March 31, 2008 denominated in a currency other than USDs were $20.6 million, or 39% of total consolidated revenues. The British pound, the Euro and the Japanese yen represented the majority of financial transactions executed in a currency not denominated in USDs. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk.  In addition, we utilize letters of credit where they are warranted in order to mitigate our collection risk.

     We periodically enter into foreign currency forward and participating forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. As of March 31, 2008, we had $39.9 million in notional amount of foreign currency contracts that expire on June 30, 2008. They serve as hedges of a substantial portion of our intercompany balances denominated in a currency other than the USD. These foreign currencies primarily include the British pound, the Euro and the Japanese yen. A sensitivity analysis of a change in the fair value of these contracts indicates that if the USD weakened by 10% against the applicable foreign currency, the fair value of these contracts would decrease by $2.0 million. Conversely, if the USD strengthened by 10% against the applicable foreign currency, the fair value of these contracts would increase by $4.0 million. Gains and losses in the fair value of these contracts are intended to offset the losses and a portion of the gains on the underlying intercompany balances. These offsetting gains and losses are not reflected in the sensitivity analysis above. The fair value of these contracts as of March 31, 2008 was not material to our results of operations or our financial position.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

     As of March 31, 2008, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act), and they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal control over financial reporting

     We continue to review, revise and improve the effectiveness of our internal controls.  There have been no changes in the Company's internal controls over financial reporting during the first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     On May 15, 2007, GE Healthcare filed a lawsuit against us in the federal district court in the Western District of Wisconsin. The lawsuit alleges that our MicroMaxx and/or TITAN products willfully infringe certain of GE's U.S. patents relating to ultrasound technology. GE is seeking unspecified monetary damages and an injunction. On July 5, 2007, we filed a counterclaim against GE and certain of its affiliates. In parallel, we filed our answer to the complaint denying all of GE's claims and alleging that the asserted patents are either invalid, not infringed, or both. Subsequent to these initial filings, both parties supplemented their claims with additional allegations of patent infringement. Our complaint also seeks unspecified monetary damages and a court injunction against future infringement by GE and its affiliates.

Item 4.    Submission of Matters to a Vote of Security Holders

     On April 22, 2008, we held our annual meeting of shareholders. As of the record date, February 22, 2008, there were 16,776,327 shares of common stock outstanding and entitled to vote at the meeting. At the meeting, 14,842,642 shares were represented, either in person or by proxy. The following proposals were adopted by the margins indicated:

1. To elect nine directors to our board of directors to serve until the 2009 annual meeting of shareholders.

	Number of Shares

	For	Withheld

Kirby L. Cramer	8,304,444	6,538,198
Carmen L. Diersen	8,902,268	5,940,374
Kevin M. Goodwin	8,783,468	6,059,174
Edward V. Fritzky	8,948,154	5,894,488
Steven R. Goldstein M.D.	8,424,022	6,418,620
Paul V. Haack	8,902,981	5,939,661
Robert G. Hauser, M.D.	8,470,281	6,372,361
William G. Parzybok, Jr.	8,901,681	5,940,961
Jacques Souquet, Ph.D.	8,470,626	6,372,016

2. To ratify the appointment of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2008.

For	Against	Abstain

14,275,250	553,530	13,862

3. To approve the amendment of the our 2005 stock incentive plan.

For	Against	Abstain

8,188,664	3,633,776	140,318

Item 6.    Exhibits

Exhibit
No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOSITE, INC. (Registrant)

Dated:	May 8, 2008	By:	/s/ MICHAEL J. SCHUH

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