Form 10-Q
period 2008-06-30
SONOSITE INC
filed 2008-08-11
CIK 1055355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2008

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

     Large accelerated filer [ ]    Accelerated filer [X]     Non-accelerated filer [ ]      Smaller reporting company [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ]   No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	16,897,017
(Class)	(Outstanding as of August 1, 2008)

SonoSite, Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2008

PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

SonoSite, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(In thousands, except share data)	June 30,	December 31,
Assets	2008	2007

Current assets:
Cash and cash equivalents	$181,648	$188,701
Short-term investment securities	130,935	119,873
Accounts receivable, less allowances of $1,972 and $957	60,100	60,954
Inventories	33,319	29,740
Deferred income taxes, current	9,647	13,138
Prepaid expenses and other current assets	6,888	7,759

Total current assets	422,537	420,165

Property and equipment, net	9,436	10,133
Investment securities	2,716	1,257
Deferred income taxes	13,767	12,959
Goodwill and intangible assets, net	16,384	16,346
Other assets	10,613	9,521

Total assets	$475,453	$470,381

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,273	$8,868
Accrued expenses	21,977	24,431
Deferred revenue, current	3,294	3,502
Deferred tax liability, current	115	115

Total current liabilities	29,659	36,916

Long-term debt	225,000	225,000
Deferred tax liability	4,528	4,528
Other non-current liabilities	12,768	11,075

Total liabilities	271,955	277,519

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value
Authorized shares--6,000,000
Issued and outstanding shares--none	--	--
Common stock, $.01 par value
Authorized shares--50,000,000
Issued and outstanding shares:
As of June 30, 2008--16,872,078	169
As of December 31, 2007--16,746,017		167
Additional paid-in-capital	242,688	236,158
Accumulated deficit	(41,124)	(44,893)
Accumulated other comprehensive income	1,765	1,430

Total shareholders’ equity	203,498	192,862

Total liabilities and shareholders’ equity	$475,453	$470,381

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.
Condensed Consolidated Statements of Income
(unaudited)

(In thousands, except net income per share)	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2008	2007	2008	2007

Revenue	$59,230	$47,397	$111,729	$90,192
Cost of revenue	17,741	14,651	32,400	27,526

Gross margin	41,489	32,746	79,329	62,666

Operating expenses:
Research and development	6,937	6,511	13,134	12,654
Sales, general and administrative	29,209	24,765	58,458	50,790

Total operating expenses	36,146	31,276	71,592	63,444

Other income (loss)
Interest income	2,128	1,207	4,954	2,257
Interest expense	(2,373)	(1)	(4,735)	(2)
Other	(711)	66	(1,326)	319

Total other income (loss), net	(956)	1,272	(1,107)	2,574

Income before income taxes	4,387	2,742	6,630	1,796

Income tax provision	1,863	1,035	2,861	652

Net income	$2,524	$1,707	$3,769	$1,144

Net income per share:
Basic	$0.15	$0.10	$0.22	$0.07

Diluted	$0.14	$0.10	$0.22	$0.07

Weighted average common and potential
common shares outstanding:
Basic	16,843	16,606	16,806	16,550

Diluted	17,456	17,112	17,429	17,061

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,

(In thousands)	2008	2007

Operating activities:
Net income	$3,769	$1,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,088	2,117
Stock-based compensation	3,467	3,783
Deferred income tax provision (benefit)	3,507	(112)
Amortization of net discounts on investment securities	(1,070)	(801)
Amortization of debt issuance costs	534	--
Accretion of contingent purchase consideration	450	--
Excess tax benefit from exercise of stock based awards	(767)	(334)
Net loss on investments	(3)	--
Investment other-than-temporary impairment	179	--
Changes in operating assets and liabilities:
Accounts receivable	1,867	9,482
Inventories	(3,169)	(2,223)
Prepaid expenses and other assets	(255)	(584)
Accounts payable	(4,632)	(496)
Accrued expenses	(865)	(990)
Deferred liabilities	(122)	252

Net cash provided by operating activities	4,978	11,238

Investing activities:
Purchases of investment securities	(162,973)	(136,487)
Proceeds from sales/maturities of investment securities	151,369	128,623
Purchases of property and equipment	(1,255)	(1,830)
Earn-out consideration associated with SonoMetric acquisition	(921)	(654)

Net cash used in investing activities	(13,780)	(10,348)

Financing activities:
Excess tax benefit from exercise of stock based awards	767	334
Proceeds from exercise of stock based awards	2,019	3,537

Net cash provided by financing activities	2,786	3,871

Effect of exchange rate changes on cash and cash equivalents	(1,037)	(466)

Net change in cash and cash equivalents	(7,053)	4,295
Cash and cash equivalents at beginning of period	188,701	45,673

Cash and cash equivalents at end of period	$181,648	$49,968

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,200	$166
Cash paid for interest	$4,195	$--

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Interim Financial Information

Basis of Presentation

     The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information reflects, in the opinion of SonoSite, Inc. management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of expected results for the entire year ending December 31, 2008 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K.

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

     Inventories consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2008	2007

Raw material	$10,436	$10,710
Demonstration inventory	9,728	7,601
Finished goods	13,155	11,429

Total	$33,319	$29,740

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

     The warranty liability is summarized as follows (in thousands):

	Balance at	Charged		Balance at
	Beginning	to cost of	Applied to	End of
	of Period	Revenue	Liability	Period

Three months ended June 30, 2008	$4,366	$1,186	$(459)	$5,093
Three months ended June 30, 2007	$2,771	$730	$(301)	$3,200

Six months ended June 30, 2008	$4,045	$1,828	$(780)	$5,093
Six months ended June 30, 2007	$2,318	$1,511	$(629)	$3,200

Income taxes

     The income tax provision for the three and six months ended June 30, 2008 was based on projections of total year pre-tax income and the projected total year tax provision. Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards arising since our inception. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in our tax rate is recognized in income in the period of change. The increase in our consolidated effective tax rate for the three and six months ended June 30, 2008, as compared to 2007, results primarily from the lapsing of the U.S. research and experimentation tax credit as of December 31, 2007, non-deductible expense associated with a contingent liability incurred as part of the LumenVu acquisition and a tax assessment resulting from an income tax audit in a non-U.S. jurisdiction.

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

     The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2008	2007	2008	2007

Net income	$2,524	$1,707	$3,769	$1,144

Weighted average common shares outstanding used
in computing basic net income per share	16,843	16,606	16,806	16,550
Effect of dilutive stock options and restricted
stock units	613	506	623	511

Weighted average common shares outstanding used
In computing diluted net income per share	17,456	17,112	17,429	17,061

Net income per share:
Basic	$0.15	$0.10	$0.22	$0.07
Diluted	$0.14	$0.10	$0.22	$0.07

     The following weighted average potential common equivalent shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2008	2007	2008	2007

Stock options	629	569	537	541
Restricted stock	13	--	--	37
Warrants (1)	1,393	--	1,261	--

Total weighted average potential common shares
excluded from diluted net income per share	2,035	569	1,798	578

(1)  As further detailed in the convertible senior notes footnote, of our December 31, 2007 Annual Report on Form 10-K, in July 2007 we issued warrants to purchase up to 2.5 million shares of our common stock with a strike price of $46.97, which are anti-dilutive since the strike price of the warrants is greater than the market price of our common stock.

     The computation of diluted net income per share does not include any potential dilutive common shares associated with our convertible senior notes. The convertible senior notes would become dilutive and included in the calculation of diluted net income per share, for the number of shares that would be required to satisfy the conversion spread, if the average market price of our common stock exceeds $38.20 per share.

Accumulated other comprehensive income

     Unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments are included in accumulated other comprehensive income.

     The following presents the components of comprehensive income (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2008	2007	2008	2007

Net income	$2,524	$1,707	$3,769	$1,144
Other comprehensive income:
Foreign currency translation adjustment	(5)	2	321	31
Unrealized holding gains (losses) arising
During the period	(97)	13	14	50

Comprehensive income	$2,422	$1,722	$4,104	$1,225

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

Fair value measurements

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measures” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“SFAS 157-2”), which defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, until fiscal years beginning after November 1, 2008 and interim periods within those fiscal years. We have adopted SFAS 157 for financial assets and liabilities effective January 1, 2008. The non-financial assets and liabilities subject to deferral include items such as goodwill and other non-amortizable intangibles. We do not believe the adoption of SFAS 157 for non-financial assets and liabilities will have a significant impact on our future consolidated financial statements.

     SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. An asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

     The following table provides the financial assets and liabilities that were measured at fair value as of June 30, 2008 (in thousands):

		Fair Value Measurements

	Total Carrying Value	Level 1	Level 2	Level 3

Investment securities	$133,651	$127,191	$--	$6,460
Long-term debt	$225,000	$224,664	$--	$--

      Investment securities are measured at fair value using quoted market prices, with the exception of our investment in the Columbia Strategic Cash Portfolio, which is in the process of liquidation. This investment is measured at fair value, which is the net asset value of the portfolio provided by the portfolio manager. The portfolio manager has measured fair value based upon quoted market prices and quoted prices of comparable securities, as well as good faith estimates. Long-term debt is measured at fair value for disclosure only using quoted market prices. There were no changes to the valuation techniques during the three and six months ended June 30, 2008.

Fair value measurements of Level 3 investments

	Three months	Six months
	Ended June 30,	Ended June 30,

Balance, at beginning of period	$8,189	$12,574

Total gains (losses) (realized or unrealized):
Included in other income (loss)	(23)	(176)
Included in other comprehensive income	27	27
Transfers in or out of level 3	--	--
Sales and settlements	(1,733)	(5,965)

Balance, June 30, 2008	$6,460	$6,460

	Three months	Six months
	Ended June 30,	Ended June 30,

Gains (losses) included in other income (loss) attributable to the
change in unrealized losses relating to assets still held	$(25)	$(140)

Segment reporting

     We currently have one reportable segment. We market our products in the United States and internationally through our direct sales force and our indirect distribution channels. Our chief operating decision maker evaluates resource allocation decisions and our performance based upon revenue recorded in geographic regions and does not receive financial information about expense allocation disaggregated by geographic regions. Geographic regions are determined by the shipping destination. Revenue by geographic location are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2008	2007	2008	2007

United States	$27,829	$23,464	$49,615	$42,941
Europe, Africa and the Middle East	16,743	12,460	35,246	26,691
Latin America and Canada	5,728	4,431	11,779	7,977
Asia Pacific	8,930	7,042	15,089	12,583

Total revenue	$59,230	$47,397	$111,729	$90,192

Contingencies

     We filed a patent infringement suit against Zonare Medical Systems, Inc. (“Zonare”) in the federal district court of the Central District of California alleging that Zonare infringed our U.S. patent 5,722, 412 through sales of its z.one ultrasound system. On March 14, 2007, Zonare filed an answer to our claim which included a counterclaim against us alleging that our products infringe its U.S. patent 6,980,419 related to its portable docking station. On July 16, 2008, we settled all claims and counterclaims in this suit with Zonare. The parties entered a settlement agreement that included among other terms, a cross license of the patents-in-suit limited to certain existing products of each party, and mutual releases and covenants not to sue for a certain period of time. We are currently assessing the accounting treatment for this transaction.

     On May 15, 2007, GE Healthcare (“GE”) filed a lawsuit against us in the federal district court in the Western District of Wisconsin. The lawsuit alleged that certain of our products willfully infringed certain of GE’s U.S. patents relating to ultrasound technology. We filed a counterclaim against GE and certain of its affiliates, and filed an answer denying all of GE’s claims and alleging that the asserted patents are either invalid, not infringed, or both. In rulings issued on July 24, 2008, the trial judge granted summary judgment motions in our favor on five of the six patents that GE had asserted against us. The court ruled that one of the GE patents is invalid and that our products do not infringe the other four GE patents. The trial judge also granted summary judgment in GE’s favor on two of our four asserted patents finding that GE’s accused products did not infringe our asserted patents. On July 28, the parties filed a stipulation for dismissal without prejudice for the remaining claims and counterclaims for the three remaining patents that have yet to be ruled on by summary judgment in this case, thereby negating the need for a trial. On July 31, 2008, the court granted the parties’ request for dismissal. The parties have retained their rights to appeal the trial court’s summary judgment decisions.

     On May 22, 2008, GE filed a second suit in the same federal court in Wisconsin seeking to invalidate our U.S. patent 5,722,412. We are defending this lawsuit.

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

Recent accounting pronouncements

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), including an amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, enables entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 became effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. While FAS No. 159 became effective for our 2008 fiscal year, we did not elect the fair value measurement option for any of our financial assets or liabilities.

     In December 2007, the FASB issued SFAS No.141(R), “Business Combinations,” (“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS 160”). These new standards will significantly change the accounting for and reporting of business combination transactions and non-controlling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for fiscal years beginning after December 15, 2008. We are currently reviewing the provisions of SFAS 141(R) and SFAS 160 to determine the impact on our future consolidated financial statements.

     In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”), which provides guidance about estimating the useful lives of recognized intangible assets, and requires additional disclosures related to renewing or extending the terms of recognized intangible assets. FSP 142-3 applies to all recognized intangible assets, including those not acquired in a business combination. In estimating the useful life of a recognized intangible asset, FSP 142-3 requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. In the absence of historical experience, companies must consider the assumptions market participants would use about renewal or extension assumptions that are consistent with both the highest and best use of the asset and adjusted for entity-specific factors. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirements for estimating useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied to all intangible assets recognized as of the effective date. Early adoption is prohibited. We are currently reviewing the provisions of FSP 142-3 to determine the impact on our future consolidated financial statements.

     In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of income. APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented. APB 14-1 is effective as of the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. Early adoption is not permitted. We are evaluating the requirements of APB 14-1 and expect that the adoption of APB 14-1 will have a material impact on our future consolidated financial statements. The retrospective application of APB 14-1 will also have a material impact on our consolidated financial statements for 2007 and 2008.

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

     We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future quarterly reports on Form 10-Q, current reports on Form 8-K and annual reports on Form 10-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business in Item 1A. “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007. These are risks that could cause our actual results to differ materially from those anticipated in our forward-looking statements or from our expected or historical results. Other factors besides the risks, uncertainties and possibly inaccurate assumptions described in this report could also affect actual results.

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

     We design our products for applications where ultrasound has not typically been used, such as emergency medicine, surgery, critical care, internal medicine and vascular access procedures as well as for imaging in traditional applications, such as radiology, cardiology, vascular medicine and obstetrics and gynecology (“OB/Gyn”). In addition, the U.S. military has successfully deployed our systems in traditional hospital settings, field hospitals and forward surgical teams in war zones and areas of conflict. We began shipping our first products in September 1999 and today have an installed base of about 45,000 systems worldwide.

     Our fourth generation product platform is the basis of two product lines, the M-Turbo (TM) system and the S Series (TM) ultrasound tools, which we introduced in October 2007. These products together with the MicroMaxx (R) system, our third generation of hand-carried technology and introduced in 2005, offer a broad-based product portfolio for hospital and physician office markets. Based on our proprietary Application Specific Integrated Circuit (“ASIC”) technology for high-resolution ultrasound imaging these systems offer image resolution comparable to costly, conventional cart-based ultrasound systems weighing over 200 pounds. A five-year warranty covering the system and most of the transducers comes standard with these products.

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

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, investments, warranty obligations, service contracts, incentive compensation, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     As discussed in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2007, our critical accounting policies and estimates include accounts receivable, revenue recognition, investments, valuation of inventories, goodwill, intangible assets, warranty expense, income taxes, stock-based compensation, convertible debt and hedge transaction and acquisitions.

Results of Operations

Revenue

     Revenue increased to $59.2 million for the three months ended June 30, 2008 from $47.4 million for the three months ended June 30, 2007. Revenue increased to $111.7 million for the six months ended June 30, 2008 from $90.2 million for the six months ended June 30, 2007. The increase in the second quarter of 2008 compared to 2007 and for the six months of 2008 compared to 2007 was attributable to increased sales from the new products introduced during the fourth quarter of 2007, which accounted for 56% of our revenue in the second quarter 2008 and 49% year to date in 2008; expansion of our international sales channels; improved U.S. sales productivity; and the favorable foreign exchange impact of approximately 4% for both the quarter and year to date.

     U.S. revenue increased to $27.8 million for the three months ended June 30, 2008 from $23.5 million for the three months ended June 30, 2007. U.S. revenue increased to $49.6 million for the six months ended June 30, 2008 from $42.9 million for the six months ended June 30, 2007. The increase in the second quarter 2008 compared to 2007 and for the six months of 2008 compared to 2007 was primarily attributable to increased sales of the new products and improved sales productivity.

     Revenue from Europe, Africa and the Middle East increased to $16.7 million for the three months ended June 30, 2008 from $12.5 million for the three months ended June 30, 2007. Revenue from Europe, Africa and the Middle East increased to $35.2 million for the six months ended June 30, 2008 from $26.7 million for the six months ended June 30, 2007. These increases were primarily due to new products and expansion of our sales channel, as well as a favorable foreign exchange impact of 7% for the three and six months ended June 30, 2008.

     Revenue from Latin America and Canada increased to $5.7 million for the three months ended June 30, 2008 from $4.4 million for the three months ended June 30, 2007. The increase was primarily due to increased sales in Canada attributable to the new product introductions. Revenue from Latin America and Canada increased to $11.8 million for the six months ended June 30, 2008 from $8.0 million for the six months ended June 30, 2007. The increase in Latin America was primarily due to an expansion in our sales channel. The increase in Canada was attributable to new products, as well as a favorable foreign exchange impact of 3% for the three months ended June 30, 2008 and 6% for year to date.

     Revenue from Asia Pacific increased to $8.9 million for the three months ended June 30, 2008 from $7.0 million for the three months ended June 30, 2007. Revenue from Asia Pacific increased to $15.1 million for the six months ended June 30, 2008 from $12.6 million for the six months ended June 30, 2007. The increases in both the three and six months were primarily due to increased sales in Australia attributable to new products. A favorable foreign exchange contributed 10% for the quarter and 11% year to date.

     We anticipate that revenue will increase in 2008 compared to 2007 about 20% from the continued adoption of products introduced at the end of 2007, from the U.S. physicians’ office market as we continue to develop this channel, from the continued expansion of international operations such as India and Italy, and the overall expansion of market awareness and acceptance of our products. The expansion of new sales operations, as well as the integration of the U.S. physician office market sales force, after the termination of our relationship with MarketBridge in January 2008, may not be as successful as anticipated and we may encounter regulatory and other issues in selling our products. Our revenue may also be impacted by fluctuations in foreign exchange rates in the countries in which we sell our products in currencies other than the USD. Increased competition may also impact our anticipated growth in revenue. We currently face competition from larger companies that manufacture cart-based and portable ultrasound systems and have greater financial and other resources.

Gross margin

     Gross margin was 70.0% for the three months ended June 30, 2008 and 69.1% for the three months ended June 30, 2007. The gross margin increased over the prior year quarter as a result of the favorable impact of foreign currency exchange of approximately 1%, and the decrease in royalties of $0.2 million (or $0.4 million on a volume adjusted basis); or approximately 1%, which was offset by the impact of a charge for inventory obsolescence of $0.6 million, or 1%. Gross margin was 71.0% for the six months ended June 30, 2008 and 69.5% for the six months ended June 30, 2007. The gross margin increased over the prior year as a result of the favorable impact of foreign currency exchange of approximately 1%, and the decrease in royalties of $0.8 million; or approximately 1%, which was offset by the impact of a charge for inventory obsolescence of $0.9 million, or 1%.

     We expect our gross margin percentage in 2008 to be about the same as 2007. Nevertheless, increased competition from existing and new competitors could result in lower average realized prices and could lower our gross margin. Our gross margin can be expected to fluctuate in future periods based on the mix of business between direct, government and distributor sales; mix of U.S. and international sales; and our product and accessories sales mixes. Changes in our cost of inventory also may impact our gross margin. Adjustments to reduce carrying costs are recorded for obsolete material, earlier generation products and used or refurbished products held either as saleable inventory or as demonstration product. If market conditions change or the introduction of new products by us impacts the market for our previously released products, we may be required to further write down the carrying value of our inventory, resulting in a negative impact on gross margins. We rely on our sales forecasts by product to determine production volume. To the extent our sales forecasts or product mix estimates are inaccurate, we may produce excess inventory or experience inventory shortages, which may result in an increase in our costs of revenue, a decrease in our gross margin or lost sales. Our gross margin may also be impacted by fluctuations in foreign exchange rates in the countries in which we sell our products in currencies other than the USD.

Operating expenses

     Research and development expenses were $6.9 million for the three months ended June 30, 2008, compared to $6.5 million for the three months ended June 30, 2007.  Research and development expenses were $13.1 million for the six months ended June 30, 2008, compared to $12.7 million for the six months ended June 30, 2007. We anticipate that research and development expenses will increase in 2008 compared to 2007 due to continued development of new products and features, as well as further development related to the M-Turbo system and S Series ultrasound tools.

     Sales, general and administrative expenses were $29.2 million for the three months ended June 30, 2008, compared to $24.8 million for the three months ended June 30, 2007. Sales, general and administrative expenses were $58.5 million for the six months ended June 30, 2008, compared to $50.8 million for the six months ended June 30, 2007. The increase in the quarter compared to prior year was primarily attributable to increased legal costs and incentive compensation expense. The increases year to date were attributable to increased headcount to support business growth, increased legal expenses, incentive compensation expense, and a one-time charge of $0.7 million for integration of the former MarketBridge physician office channel and the elimination of overhead within the company’s marketing, general and administrative structure.

     We anticipate that sales, general and administrative expenses will increase in 2008 compared to 2007 due to legal expenses regarding our ongoing litigation, selling expenses related to sales growth, incentive compensation and expenditures on information technology.

Other income (loss)

     Total other income (loss) was a loss of $1.0 million for the three months ended June 30, 2008 compared to income of $1.3 million for the three months ended June 30, 2007.  Total other income (loss) was a loss of $1.1 million for the six months ended June 30, 2008 compared to income of $2.6 million for the six months ended June 30, 2007. The decrease was attributable to the fixed interest expense related to the long-term debt issued in July 2007, as compared to the interest rate received on the related cash balances.

     We anticipate that other income (loss) will decrease in 2008 compared to 2007 due to fixed interest expense related to our long-term debt, a decline in market interest rates for our investment securities, the cost of foreign currency hedges and the imputed interest on the contingent liability incurred as part of the LumenVu acquisition.

Income tax expense

     Income tax provision was $1.9 million for the three months ended June 30, 2008, compared to $1.0 million for the three months ended June 30, 2007. Income tax provision was $2.9 million for the six months ended June 30, 2008, compared to $0.7 million for the six months ended June 30, 2007. The increase in our consolidated effective tax rate for the three and six months ended June 30, 2008, as compared to 2007, results primarily from the lapsing of the U.S. research and experimentation tax credit as of December 31, 2007, non-deductible expense associated with a contingent liability incurred as part of the LumenVu acquisition, a tax assessment resulting from an income tax audit in a non-U.S. jurisdiction, an increase in executive compensation subject to Internal Revenue Code Section 162(m) limitations and the impact of reaching the maximum federal marginal tax rate. We anticipate that our annual consolidated effective tax rate will be about 40%.

Inventories

     Finished goods includes used inventories which increased by approximately $1.1 million at June 30, 2008, compared to December 31, 2007.

Warranty expense

     We expect our warranty liability and expense to continue to increase significantly due to the five-year warranty offered with the MicroMaxx system, M-Turbo system and S Series ultrasound tools. Should actual failure rates or repair or replacement costs for any of our products differ from estimates, revisions to the estimated warranty liability may be required and our results may be materially affected.

Liquidity and Capital Resources

     Our cash and cash equivalents balance was $181.6 million as of June 30, 2008, compared to $188.7 million as of December 31, 2007. Cash and cash equivalents were primarily invested in money market accounts. Our short-term and long-term investment securities totaled $133.7 million as of June 30, 2008, compared to $121.1 million as of December 31, 2007. Investment securities generally consist of high-grade U.S. government or corporate debt and high-grade asset-backed securities. We have the ability to hold our securities until maturity, however, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies.

     As of June 30, 2008, we had $6.5 million in Columbia Strategic Cash Portfolio, which is in the process of liquidation. In our judgment this investment experienced a decline in fair value that is other than temporary; accordingly, we have recognized an impairment loss of $0.2 million during the first half of 2008. Distributions from this portfolio are solely at the discretion of the portfolio manager. We anticipate that $3.8 million will be distributed from this portfolio during 2008, which is recorded as a short-term investment and $2.7 million will be distributed after the first half of 2009, which is recorded as a long-term investment.

     Operating activities provided cash of $5.0 million for the six months ended June 30, 2008, compared to cash provided of $11.2 million for the six months ended June 30, 2007. Net income for the six months ended June 30, 2008 was adjusted by non-cash stock-based compensation expense of $3.5 million, depreciation and amortization of $2.1 million and deferred income taxes of $3.5 million. Operating assets and liabilities were primarily impacted by the launch of new products at the end of 2007. For the six month period ended June 30, 2008 operating assets used $1.6 million and operating liabilities used $5.6 million. The change in operating assets is due to accounts receivable collections being lower than sales for 2008 compared to 2007 and the change in operating liabilities is due to the timing of payments of accounts payable and accrued expenses. We anticipate that cash provided by operations will increase in 2008 compared to 2007 primarily due to anticipated growth in profitable operations. This increase will depend on our ability to successfully sell our products, collect our receivables, control our inventories and manage our expenses. Excess income tax benefits related to stock-based awards are reflected as an operating cash outflow, however, the amounts and timing of these cannot be predicted.

     Investing activities used cash of $13.8 million for the six months ended June 30, 2008, compared to cash used of $10.3 million for the six months ended June 30, 2007. The cash used in 2008 was primarily due to purchase of investment securities of $163.0 million offset by the proceeds from the sale or maturity of investment securities of $151.4 million.

     Financing activities provided cash of $2.8 million for the six months ended June 30, 2008, compared to $3.9 million for the six months ended June 30, 2007. Cash provided by financing activities was due to proceeds from the exercise of stock options and employee stock purchase plan totaling $2.0 million in 2008 compared to $3.5 million in 2007. Additionally, excess income tax benefits related to stock-based awards increased to $0.8 million in 2008 from $0.3 million in 2007.

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

Risk Factors

     A complete listing of our risk factors is contained in the Item 1A. “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

     We are exposed to market risk relating to changes in interest rates, which could adversely affect the value of our investments in marketable securities.

     As of June 30, 2008, our portfolio consisted of $130.9 million of interest-bearing debt securities with maturities of less than one year and $2.7 million of interest-bearing debt securities with maturities of more than one year. Generally we have the ability to hold these securities until maturity, however, we have classified them as available-for-sale in the event of unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for 2008 from a hypothetical 10% increase in market interest rates would not have a material impact on the investment portfolio.

     As of June 30, 2008, we had $6.5 million in Columbia Strategic Cash Portfolio, which is in the process of liquidation. In our judgment this investment experienced a decline in fair value that is other than temporary, accordingly, we have recognized an impairment loss of $0.2 million in the first half of 2008. Distributions from this portfolio are solely at the discretion of the portfolio manager. We anticipate that $3.8 million will be distributed from this portfolio during 2008, which is recorded as a short-term investment and $2.7 million will be distributed after the first half of 2009, which is recorded as a long-term investment.

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

     As of June 30, 2008, 70% of our outstanding accounts receivable balance was from international customers, of which 55%, or $23.3 million, was denominated in a currency other than USDs. Total sales for the three months ended June 30, 2008 denominated in a currency other than USDs were $18.9 million, or 32% of total consolidated revenues. Total sales for the six months ended June 30, 2008 denominated in a currency other than USDs were $39.5 million, or 35% of total consolidated revenues. The British pound, the Euro and the Japanese yen represented the majority of financial transactions executed in a currency not denominated in USDs. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk.  In addition, we utilize letters of credit where they are warranted in order to mitigate our collection risk.

     We periodically enter into foreign currency forward and participating forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. As of June 30, 2008, we had $47.2 million in notional amount of foreign currency contracts that expire on September 30, 2008. They serve as hedges of a substantial portion of our intercompany balances denominated in a currency other than the USD. These foreign currencies primarily include the British pound, the Euro and the Japanese yen. A sensitivity analysis of a change in the fair value of these contracts indicates that if the USD weakened by 10% against the applicable foreign currency, the fair value of these contracts would decrease by approximately $2.8 million. Conversely, if the USD strengthened by 10% against the applicable foreign currency, the fair value of these contracts would increase by approximately $4.7 million. Gains and losses in the fair value of these contracts are intended to offset the losses and a portion of the gains on the underlying intercompany balances. These offsetting gains and losses are not reflected in the sensitivity analysis above. The fair value of these contracts as of June 30, 2008 was not material to our results of operations or our financial position.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

     As of June 30, 2008, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act), and they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal control over financial reporting

     We continue to review, revise and improve the effectiveness of our internal controls.  There have been no changes in the Company’s internal controls over financial reporting during the second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.     Legal Proceedings

      We filed a patent infringement suit against Zonare Medical Systems, Inc. (“Zonare”) in the federal district court of the Central District of California alleging that Zonare infringed our U.S. patent 5,722, 412 through sales of its z.one ultrasound system. On March 14, 2007, Zonare filed an answer to our claim which included a counterclaim against us alleging that our products infringe its U.S. patent 6,980,419 related to its portable docking station. On July 16, 2008, we settled all claims and counterclaims in this suit with Zonare. The parties entered a settlement agreement that included among other terms, a cross license of the patents-in-suit limited to certain existing products of each party, and mutual releases and covenants not to sue for a certain period of time. We are currently assessing the accounting treatment for this transaction.

      On May 15, 2007, GE Healthcare (“GE”) filed a lawsuit against us in the federal district court in the Western District of Wisconsin. The lawsuit alleged that certain of our products willfully infringed certain of GE’s U.S. patents relating to ultrasound technology. We filed a counterclaim against GE and certain of its affiliates, and filed an answer denying all of GE’s claims and alleging that the asserted patents are either invalid, not infringed, or both. In rulings issued on July 24, 2008, the trial judge granted summary judgment motions in our favor on five of the six patents that GE had asserted against us. The court ruled that one of the GE patents is invalid and that our products do not infringe the other four GE patents. The trial judge also granted summary judgment in GE’s favor on two of our four asserted patents finding that GE’s accused products did not infringe our asserted patents. On July 28, the parties filed a stipulation for dismissal without prejudice for the remainingclaims and counterclaims for the three remaining patents that have yet to be ruled on by summary judgment in this case, thereby negating the need for a trial. On July 31, 2008, the court granted the parties’ request for dismissal. The parties have retained their rights to appeal the trial court’s summary judgment decisions.

     On May 22, 2008, GE filed a second suit in the same federal court in Wisconsin seeking to invalidate our U.S. patent 5,722,412. Weare defending this lawsuit.

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

SONOSITE, INC. (Registrant)

Dated:	August 11, 2008	By:	/s/ BERNARD J. PITZ

Bernard J. Pitz
Senior Vice President, Chief Financial Officer and Treasurer
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