Form 10-Q
period 2008-09-30
SONOSITE INC
filed 2008-11-10
CIK 1055355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2008

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

     Large accelerated filer [ ]    Accelerated filer [X]     Non-accelerated filer [ ]      Smaller reporting company [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ]   No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	17,049,713
(Class)	(Outstanding as of November 3, 2008)

SonoSite, Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2008

PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

SonoSite, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(In thousands, except share data)	September 30,	December 31,
Assets	2008	2007

Current assets:
Cash and cash equivalents	$271,697	$188,701
Short-term investment securities	57,430	119,873
Accounts receivable, less allowances of $1,747 and $957	57,122	60,954
Inventories	29,354	29,740
Deferred income taxes, current	8,141	13,138
Prepaid expenses and other current assets	10,641	7,759

Total current assets	434,385	420,165

Property and equipment, net	9,344	10,133
Investment securities	1,340	1,257
Deferred income taxes	14,657	12,959
Goodwill and intangible assets, net	16,745	16,346
Other assets	11,468	9,521

Total assets	$487,939	$470,381

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,907	$8,868
Accrued expenses	21,925	24,431
Deferred revenue, current	2,962	3,502
Deferred tax liability, current	115	115

Total current liabilities	33,909	36,916

Long-term debt	225,000	225,000
Deferred tax liability	4,645	4,528
Other non-current liabilities	13,000	11,075

Total liabilities	276,554	277,519

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value
Authorized shares--6,000,000
Issued and outstanding shares--none	--	--
Common stock, $.01 par value
Authorized shares--50,000,000
Issued and outstanding shares:
As of September 30, 2008--16,981,420	170
As of December 31, 2007--16,746,017		167
Additional paid-in-capital	246,442	236,158
Accumulated deficit	(36,398)	(44,893)
Accumulated other comprehensive income	1,171	1,430

Total shareholders’ equity	211,385	192,862

Total liabilities and shareholders’ equity	$487,939	$470,381

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.
Condensed Consolidated Statements of Income
(unaudited)

(In thousands, except net income per share)	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2008	2007	2008	2007

Revenue	$61,633	$50,041	$173,362	$140,233
Cost of revenue	18,562	15,292	50,962	42,818

Gross margin	43,071	34,749	122,400	97,415

Operating expenses:
Research and development	7,440	6,984	20,574	19,638
Sales, general and administrative	28,254	28,105	86,712	78,895
Licensing income and litigation settlement	(2,643)	--	(2,643)	--

Total operating expenses	33,051	35,089	104,643	98,533

Other income (loss)
Interest income	2,188	3,568	7,142	5,825
Interest expense	(2,373)	(2,144)	(7,108)	(2,146)
Other	(1,516)	1,045	(2,842)	1,364

Total other income (loss), net	(1,701)	2,469	(2,808)	5,043

Income before income taxes	8,319	2,129	14,949	3,925

Income tax provision	3,593	642	6,454	1,294

Net income	$4,726	$1,487	$8,495	$2,631

Net income per share:
Basic	$0.28	$0.09	$0.50	$0.16

Diluted	$0.27	$0.09	$0.49	$0.15

Weighted average common and potential
common shares outstanding:
Basic	16,927	16,657	16,858	16,586

Diluted	17,592	17,188	17,488	17,101

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,

(In thousands)	2008	2007

Operating activities:
Net income	$8,495	$2,631
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	3,086	3,157
Stock-based compensation	5,209	5,566
Deferred income tax provision (benefit)	5,068	882
Amortization of net discounts on investment securities	(443)	(3,653)
Amortization of debt issuance costs	798	264
Accretion of contingent purchase consideration	675	119
Excess tax benefit from exercise of stock based awards	(961)	(477)
Non-cash gain on litigation settlement	(643)	--
Investment other-than-temporary impairment	225	--
Changes in operating assets and liabilities:
Accounts receivable	2,513	5,362
Inventories	63	(4,961)
Prepaid expenses and other assets	(4,836)	(2,434)
Accounts payable	64	2,368
Accrued expenses	(591)	4,393
Deferred liabilities	(724)	268

Net cash provided by operating activities	17,998	13,485

Investing activities:
Purchases of investment securities	(182,608)	(659,748)
Proceeds from sales/maturities of investment securities	244,976	570,592
Purchases of property and equipment	(2,198)	(2,762)
Acquisition of LumenVu	--	(3,498)
Earn-out consideration associated with SonoMetric acquisition	(921)	(654)

Net cash provided by (used in) investing activities	59,249	(96,070)

Financing activities:
Excess tax benefit from exercise of stock based awards	961	477
Proceeds from exercise of stock based awards	3,526	4,040
Proceeds from the issuance of convertible senior notes	--	217,606
Purchase of call options	--	(28,612)
Proceeds from sale of warrants	--	19,546

Net cash provided by financing activities	4,487	213,057

Effect of exchange rate changes on cash and cash equivalents	1,262	(1,662)

Net change in cash and cash equivalents	82,996	128,810
Cash and cash equivalents at beginning of period	188,701	45,673

Cash and cash equivalents at end of period	$271,697	$174,483

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,048	$729
Cash paid for interest	$8,414	$--

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Interim Financial Information

Basis of Presentation

     The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information reflects, in the opinion of SonoSite, Inc. management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of expected results for the entire year ending December 31, 2008 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K.

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

     Inventories consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2008	2007

Raw material	$10,291	$10,710
Demonstration inventory	7,697	7,601
Finished goods	11,366	11,429

Total	$29,354	$29,740

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

     The warranty liability is summarized as follows (in thousands):

	Balance at	Charged		Balance at
	Beginning	to Cost of	Applied to	End of
	of Period	Revenue	Liability	Period

Three months ended September 30, 2008	$5,093	$1,402	$(473)	$6,022
Three months ended September 30, 2007	$3,200	$853	$(428)	$3,625

Nine months ended September 30, 2008	$4,045	$3,239	$(1,262)	$6,022
Nine months ended September 30, 2007	$2,317	$2,364	$(1,056)	$3,625

Income taxes

     The income tax provision for the three and nine months ended September 30, 2008 was based on projections of total year pre-tax income and the projected total year tax provision. Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards arising since our inception. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in our tax rate is recognized in income in the period of change. The increase in our consolidated effective tax rate for the three and nine months ended September 30, 2008, as compared to 2007, results primarily from the lapsing of the U.S. research and experimentation tax credit as of December 31, 2007, non-deductible expense associated with a contingent liability incurred as part of the LumenVu acquisition, a tax assessment resulting from an income tax audit in a non-U.S. jurisdiction, an increase in executive compensation subject to Internal Revenue Code Section 162(m) limitations, and the impact of reaching the maximum federal marginal tax rate.

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

     The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2008	2007	2008	2007

Net income	$4,726	$1,487	$8,495	$2,631

Weighted average common shares outstanding used
in computing basic net income per share	16,927	16,657	16,858	16,586
Effect of dilutive stock options and restricted
stock units	665	531	630	515

Weighted average common shares outstanding used in
computing diluted net income per share	17,592	17,188	17,488	17,101

Net income per share:
Basic	$0.28	$0.09	$0.50	$0.16
Diluted	$0.27	$0.09	$0.49	$0.15

     The following weighted average potential common equivalent shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2008	2007	2008	2007

Stock options	565	597	582	559
Restricted stock	3	--	1	--
Warrants (1)	2,500	2,225	2,500	744

Total weighted average potential common shares
excluded from diluted net income per share	3,068	2,822	3,083	1,303

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

Accumulated other comprehensive income

     Unrealized gains or losses on our available-for-sale securities that are considered temporary and foreign currency translation adjustments are included in accumulated other comprehensive income.

     The following presents the components of comprehensive income (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2008	2007	2008	2007

Net income	$4,726	$1,487	$8,495	$2,631
Other comprehensive income:
Foreign currency translation adjustment	(447)	(172)	(126)	(141)
Unrealized holding gains (losses) arising during
the period	(147)	11	(133)	61

Comprehensive income	$4,132	$1,326	$8,236	$2,551

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

     The following table provides the financial assets and liabilities that were measured at fair value as of September 30, 2008 (in thousands):

		Fair Value Measurements

	Total Carrying Value	Level 1	Level 2	Level 3

Investment securities	$58,770	$54,284	$--	$4,486
Long-term debt	$225,000	$232,139	$--	$--

      Investment securities are measured at fair value using quoted market prices, with the exception of our investment in the Columbia Strategic Cash Portfolio, which is in the process of liquidation. This investment is measured at fair value, which is the net asset value of the portfolio provided by the portfolio manager. The portfolio manager has measured fair value based upon quoted market prices and quoted prices of comparable securities, as well as good faith estimates. Long-term debt is measured at fair value for disclosure only using quoted market prices. There were no changes to the valuation techniques during the three and nine months ended September 30, 2008.

Fair value measurements of Level 3 investments

	Three Months	Nine Months
	Ended September 30,	Ended September 30,

Balance, at beginning of period	$6,460	$12,574

Total losses (realized or unrealized):
Included in other income (loss)	(49)	(225)
Included in other comprehensive income	(27)	--
Transfers in or out of level 3	--	--
Sales and settlements	(1,898)	(7,863)

Balance, September 30, 2008	$4,486	$4,486

Losses included in other income (loss) attributable to the
change in unrealized losses relating to assets still held	$(43)	$(142)

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2008	2007	2008	2007

United States	$33,370	$28,369	$82,985	$71,310
Europe, Africa and the Middle East	14,715	11,877	49,961	38,568
Latin America and Canada	6,451	4,347	18,230	12,324
Asia Pacific	7,097	5,448	22,186	18,031

Total revenue	$61,633	$50,041	$173,362	$140,233

Litigation settlement

      On February 21, 2007, we filed a patent infringement suit against Zonare Medical Systems, Inc. (“Zonare”) in the federal district court of the Central District of California alleging that Zonare infringed our U.S. patent 5,722,412 through sales of its z.one ultrasound system. On March 14, 2007, Zonare filed an answer to our claim which included a counterclaim against us alleging that our products infringe its U.S. patent 6,980,419 related to its portable docking station. On July 16, 2008, we settled all claims and counterclaims in this suit with Zonare. The parties entered a settlement agreement that included among other terms, a cross license of the patents-in-suit limited to certain existing products of each party, and mutual releases and covenants not to sue for a certain period of time. The agreement provided that we receive cash and a note receivable. Additionally we and Zonare provided limited cross licenses to patented technologies. The note receivable and license to patented technologies were recorded at their fair values. We recognized a benefit of $2.6 million in operating income for the three and nine months ended September 30, 2008. Net income in both the third quarter and nine month period of 2008 included a $1.5 million after-tax benefit for the settlement of the Zonare patent lawsuit.

Contingencies

     On May 15, 2007, GE Healthcare (“GE”) filed a lawsuit against us in the federal district court in the Western District of Wisconsin. The lawsuit alleged that certain of our products willfully infringed certain of GE’s U.S. patents relating to ultrasound technology. We filed a counterclaim against GE and certain of its affiliates, and filed an answer denying all of GE’s claims and alleging that the asserted patents are either invalid, not infringed, or both. In rulings issued on July 24, 2008, the trial judge granted summary judgment motions in our favor on five of the six patents that GE had asserted against us. The court ruled that one of the GE patents is invalid and that our products do not infringe the other four GE patents. The trial judge also granted summary judgment in GE’s favor on two of our four asserted patents finding that GE’s accused products did not infringe our asserted patents. On July 28, the parties filed a stipulation for dismissal without prejudice for the remaining claims and counterclaims for the three remaining patents that have yet to be ruled on by summary judgment in this case, thereby negating the need for a trial. On July 31, 2008, the court granted the parties’ request for dismissal of the remaining claims and counterclaims that had not been ruled on by the judge. The parties have appealed certain of the trial court’s summary judgment decisions and other rulings to the Court of Appeals for the Federal Circuit.  We do not expect an appellate decision until the second half of 2009.

     On May 22, 2008, GE filed a second suit in the same federal court in Wisconsin seeking to invalidate our U.S. patent 5,722,412. We are defending this lawsuit and expect to go to trial in June 2009.

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

     In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized. APB 14-1 requires bifurcation of a component of the conversion option, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of income. APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented. APB 14-1 is effective as of the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. Early adoption is not permitted. We have determined that APB 14-1 will apply to our convertible notes. We are in the process of further evaluating the impact that the adoption of APB 14-1 will have on our consolidated financial statements; however, on a preliminary basis, we believe that 2008 interest expense would increase by approximately $5 to $6 million as a result of non-cash interest expense to be recorded in connection with the adoption of APB 14-1.

Subsequent Events

     In October 2008, we ended negotiations with an acquisition candidate. As a result, we expect to record in the fourth quarter of 2008 an expense of $3.0 million in previously capitalized costs related to diligence efforts as well as for severance.

     In October 2008, we repurchased $75.3 million in principal amount of our senior convertible notes for $58.9 million. Following these repurchases, $149.7 million of principal in convertible notes is outstanding. We expect to record a gain, net of related deferred financing costs and costs to complete the repurchase transactions, in the fourth quarter of 2008. In connection with the recent repurchase of our senior convertible notes, the associated convertible note hedges and a corresponding number of warrant positions will be unwound.  The payment received from unwinding the associated convertible note hedges, less the cost of the warrant transaction, will result in net proceeds to us of approximately $0.5 million.

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

     We design our products for applications where ultrasound has not typically been used, such as emergency medicine, surgery, critical care, internal medicine and vascular access procedures as well as for imaging in traditional applications, such as radiology, cardiology, vascular medicine and obstetrics and gynecology (“OB/Gyn”). In addition, the U.S. military has successfully deployed our systems in traditional hospital settings, field hospitals and forward surgical teams in war zones and areas of conflict. We began shipping our first products in September 1999 and today have an installed base of about 47,000 systems worldwide.

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

Results of Operations

Revenue

     Revenue increased to $61.6 million for the three months ended September 30, 2008 from $50.0 million for the three months ended September 30, 2007. Revenue increased to $173.4 million for the nine months ended September 30, 2008 from $140.2 million for the nine months ended September 30, 2007. The increase in the third quarter of 2008 compared to 2007 and for the nine months of 2008 compared to 2007 was attributable to increased sales from the new products introduced during the fourth quarter of 2007, which accounted for 60% of our revenue in the third quarter 2008 and 53% year to date in 2008; expansion of our international sales channels; improved U.S. sales productivity; and the favorable foreign exchange impact of approximately 1% for the quarter and 3% for year to date.

     U.S. revenue increased to $33.4 million for the three months ended September 30, 2008 from $28.4 million for the three months ended September 30, 2007. U.S. revenue increased to $83.0 million for the nine months ended September 30, 2008 from $71.3 million for the nine months ended September 30, 2007. The increase in the third quarter 2008 compared to 2007 and for the nine months of 2008 compared to 2007 was primarily attributable to larger orders by the U.S. government, increased sales of the new products and improved sales productivity.

     Revenue from Europe, Africa and the Middle East increased to $14.7 million for the three months ended September 30, 2008 from $11.9 million for the three months ended September 30, 2007. Revenue from Europe, Africa and the Middle East increased to $50.0 million for the nine months ended September 30, 2008 from $38.6 million for the nine months ended September 30, 2007. These increases were primarily due to new products and expansion of our sales channel, as well as a favorable foreign exchange impact of 1% for the three months ended September 30, 2008, and 5% for year to date.

     Revenue from Latin America and Canada increased to $6.5 million for the three months ended September 30, 2008 from $4.3 million for the three months ended September 30, 2007. The increase was primarily due to increased sales in Latin America attributable to expansion of the sales channel. Revenue from Latin America and Canada increased to $18.2 million for the nine months ended September 30, 2008 from $12.3 million for the nine months ended September 30, 2007. The increase in Latin America was primarily due to an expansion in our sales channel. The increase in Canada for the three months and year to date was attributable to new products, as well as an unfavorable foreign exchange impact of 4% for the three months ended September 30, 2008 and a favorable impact of 2% for year to date.

     Revenue from Asia Pacific increased to $7.1 million for the three months ended September 30, 2008 from $5.4 million for the three months ended September 30, 2007. Revenue from Asia Pacific increased to $22.2 million for the nine months ended September 30, 2008 from $18.0 million for the nine months ended September 30, 2007. The increases in both the three and nine months were primarily due to increased sales in Australia attributable to new products. A favorable foreign exchange contributed 6% for the quarter and 9% year to date.

     We anticipate that revenue will increase 18 to 20% in 2008 compared to 2007 from the combined effects of continued adoption of products introduced at the end of 2007, the U.S. physicians’ office market as we continue to develop this channel, the continued expansion of international operations such as India and Italy, and the overall expansion of market awareness and acceptance of our products. The expansion of new sales operations, as well as the integration of the U.S. physician office market sales force, after the termination of our relationship with MarketBridge in January 2008, may not be as successful as anticipated and we may encounter regulatory and other issues in selling our products. Our revenue may also be impacted by fluctuations in foreign exchange rates in the countries in which we sell our products in currencies other than the USD. Our revenues may be impacted by our customers’ ability to finance the purchase of our systems and cost control efforts implemented by our customers. We have observed indications of an economic slowdown, which appears to be impacting U.S. hospital purchase behavior. Based on our analysis, economic conditions may continue to drive delays in orders. Increased competition may also impact our anticipated growth in revenue. We currently face competition from larger companies that manufacture cart-based and portable ultrasound systems and have greater financial and other resources.

Gross margin

     Gross margin was 70% for the three months ended September 30, 2008 and 69% for the three months ended September 30, 2007. The gross margin increased over the prior year quarter as a result of the introduction of new products and reduction in material costs, which was offset by the impact of a charge for inventory obsolescence of $0.3 million, or 1% and the impact of warranty expense of $1.4 million, or approximately 2%, as the mix of five year warranty products increased. Gross margin was 71% for the nine months ended September 30, 2008 and 69% for the nine months ended September 30, 2007. The gross margin increased over the prior year as a result of the introduction of new products, reduction in material costs, a favorable impact of foreign currency exchange of approximately 1%, and the decrease in royalties of $1.0 million; or approximately 1%, offset by the impact of an increase in the charge for inventory obsolescence of $1.1 million, or 1%, and the impact of warranty expense of $0.9 million; or 1%, as the mix of five year warranty products increased.

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

Operating expenses

     Research and development expenses were $7.4 million for the three months ended September 30, 2008, compared to $7.0 million for the three months ended September 30, 2007.  Research and development expenses were $20.6 million for the nine months ended September 30, 2008, compared to $19.6 million for the nine months ended September 30, 2007. We anticipate that research and development expenses will continue to increase in 2008 compared to 2007 due to continued development of new products and features, as well as further development related to the M-Turbo system and S Series ultrasound tools.

     Sales, general and administrative expenses were $28.3 million for the three months ended September 30, 2008, compared to $28.1 million for the three months ended September 30, 2007. Sales, general and administrative expenses were $86.7 million for the nine months ended September 30, 2008, compared to $78.9 million for the nine months ended September 30, 2007. The increase in the quarter compared to prior year was primarily attributable to increased incentive compensation expense, which was partially offset by a decrease in marketing expense. The increases year to date were attributable to increased headcount to support business growth, increased legal expenses, incentive compensation expense, and a one-time charge of $0.7 million for integration of the former MarketBridge physician office channel and the elimination of overhead within the company’s marketing, general and administrative structure.

     We anticipate that sales, general and administrative expenses will increase in 2008 compared to 2007 due to legal expenses regarding our ongoing litigation, selling expenses related to sales growth, incentive compensation and expenditures on information technology.

     In July 2008, we entered an agreement with Zonare Medical Systems, Inc (“Zonare”) to settle all pending claims. The agreement provided that we receive cash and a note receivable. Additionally we and Zonare provided limited cross licenses to patented technologies. The note receivable and license to patented technologies were recorded at their fair values. We recognized a benefit of $2.6 million in operating income for the three and nine months ended September 30, 2008.

Other income (loss)

     Total other income (loss) was a loss of $1.7 million for the three months ended September 30, 2008 compared to income of $2.5 million for the three months ended September 30, 2007.  Total other income (loss) was a loss of $2.8 million for the nine months ended September 30, 2008 compared to income of $5.0 million for the nine months ended September 30, 2007. The decrease was attributable to the fixed interest expense related to the long-term debt issued in July 2007, as compared to the interest rate received on the related cash balances, as well as the impact of foreign currency rate changes of $1.2 million for the three months ended September 30, 2008 and $1.9 million for year to date.

     We anticipate that other income (loss) will decrease in 2008 compared to 2007 due to fixed interest expense related to our long-term debt, a decline in market interest rates for our investment securities, the impact of foreign currency rate changes and the imputed interest on the contingent liability incurred as part of the LumenVu acquisition.

Income tax expense

     Income tax provision was $3.6 million for the three months ended September 30, 2008, compared to $0.6 million for the three months ended September 30, 2007. Income tax provision was $6.5 million for the nine months ended September 30, 2008, compared to $1.3 million for the nine months ended September 30, 2007. The increase in our consolidated effective tax rate for the three and nine months ended September 30, 2008, as compared to 2007, results primarily from the lapsing of the U.S. research and experimentation tax credit as of December 31, 2007, non-deductible expense associated with a contingent liability incurred as part of the LumenVu acquisition, a tax assessment resulting from an income tax audit in a non-U.S. jurisdiction, an increase in executive compensation subject to Internal Revenue Code Section 162(m) limitations and the impact of reaching the maximum federal marginal tax rate. We anticipate that our annual consolidated effective tax rate will be about 41% for the fiscal year ending December 31, 2008.

Warranty expense

     We expect our warranty liability and expense to continue to increase significantly due to the five-year warranty offered with the MicroMaxx system, M-Turbo system and S Series ultrasound tools as our installed base increases. Should actual failure rates or repair or replacement costs for any of our products differ from estimates, revisions to the estimated warranty liability may be required and our results may be materially affected.

Liquidity and Capital Resources

     Our cash and cash equivalents balance was $271.7 million as of September 30, 2008, compared to $188.7 million as of December 31, 2007. Cash and cash equivalents were primarily invested in money market accounts. Our short-term and long-term investment securities totaled $58.8 million as of September 30, 2008, compared to $121.1 million as of December 31, 2007. Investment securities generally consist of high-grade U.S. government or corporate debt and high-grade asset-backed securities. We have the ability to hold our securities until maturity, however, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies.

     As of September 30, 2008, we had $4.5 million in the Columbia Strategic Cash Portfolio, which is in the process of liquidation. In our judgment this investment experienced a decline in fair value that is other than temporary; accordingly, we have recognized an impairment loss of $0.2 million through the third quarter ended September 30, 2008. Distributions from this portfolio are solely at the discretion of the portfolio manager. We have recorded $3.2 million as a short-term investment and $1.3 million as a long-term investment.

     Operating activities provided cash of $18.0 million for the nine months ended September 30, 2008, compared to cash provided of $13.5 million for the nine months ended September 30, 2007. Net income for the nine months ended September 30, 2008 was adjusted by non-cash stock-based compensation expense of $5.2 million, depreciation and amortization of $3.1 million and deferred income taxes of $5.1 million. Operating assets and liabilities were primarily impacted by the launch of new products at the end of 2007. For the nine month period ended September 30, 2008 operating assets used $2.3 million and operating liabilities used $1.3 million. The change in operating assets is due to accounts receivable collections being lower than sales for 2008 compared to 2007, and the change in operating liabilities is due to the timing of payments of accounts payable and accrued expenses. We anticipate that cash provided by operations will increase in 2008 compared to 2007 primarily due to anticipated growth in profitable operations. This increase will depend on our ability to successfully sell our products, collect our receivables, control our inventories and manage our expenses. Excess income tax benefits related to stock-based awards are reflected as an operating cash outflow, however, the amounts and timing of these cannot be predicted.

     Investing activities provided cash of $59.2 million for the nine months ended September 30, 2008, compared to cash used of $96.1 million for the nine months ended September 30, 2007. The cash provided in 2008 was primarily due to net proceeds from the sale or maturity of investment securities of $62.3 million, offset by purchases of property and equipment of $2.2 million and payment of $0.9 million of earn-out consideration associated with the acquisition of SonoMetric Health, Inc.

     Financing activities provided cash of $4.5 million for the nine months ended September 30, 2008, compared to $213.1 million for the nine months ended September 30, 2007. Cash provided by financing activities was due to proceeds from the exercise of stock options and employee stock purchase plan totaling $3.5 million in 2008 compared to $4.0 million in 2007. Additionally, excess income tax benefits related to stock-based awards increased to $1.0 million in 2008 from $0.5 million in 2007. For the nine months ended September 30, 2007, cash provided by financing activities included $217.6 million in proceeds from the issuance of convertible debt, offset by the purchase of the call option intended to partially hedge the potential dilution resulting from the convertible note for $28.6 million and the sale of a warrant for $19.5 million.

     We believe that our existing cash and cash generated from operations will be sufficient to fund our operations and anticipated capital expenditures and repurchases of convertible debt in 2008. Nevertheless, we may experience an increased need for additional cash due to:

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

     As of September 30, 2008, our investment portfolio consisted of $54.3 million of interest-bearing debt securities with maturities of less than one year. Generally we have the ability to hold these securities until maturity; however, we have classified them as available-for-sale in the event of unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for 2008 from a hypothetical 10% increase in market interest rates would not have a material impact on the investment portfolio.

          As of September 30, 2008, we also had $4.5 million in Columbia Strategic Cash Portfolio, which is in the process of liquidation. In our judgment this investment experienced a decline in fair value that is other than temporary; accordingly, we have recognized an impairment loss of $0.2 million through the third quarter ended September 30, 2008. Distributions from this portfolio are solely at the discretion of the portfolio manager. We have recorded $3.2 million as a short-term investment and $1.3 million as a long-term investment based on the expected liquidation schedule.

Foreign currency risk

     Except for sales transacted by our wholly-owned subsidiaries, we transact substantially all our sales in USDs; therefore, the obligations of many of our international customers are in USDs. Our exposure to risk from fluctuations in foreign currencies relates to revenues and expenses transacted by subsidiaries in foreign currencies. Additionally, we have exposure related to the strengthening of the USD against the local currency of our international subsidiaries, which may result in foreign exchange losses on transactions with them, and our international customers, which may impact our sales to our customers and our ability to collect amounts owed by them.

     As of September 30, 2008, 59% of our outstanding accounts receivable balance was from international customers, of which 50%, or $16.7 million, was denominated in a currency other than USDs. Total sales for the three months ended September 30, 2008 denominated in a currency other than USDs were $15.9 million, or 26% of total consolidated revenues. Total sales for the nine months ended September 30, 2008 denominated in a currency other than USDs were $55.4 million, or 32% of total consolidated revenues. The British pound, the Euro and the Japanese yen represented the majority of financial transactions executed in a currency not denominated in USDs. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk.  In addition, we utilize letters of credit where they are warranted in order to mitigate our collection risk.

     We periodically enter into foreign currency forward and participating forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. As of September 30, 2008, we had $46.3 million in notional amount of foreign currency forward contracts that expire on October 31, 2008. They serve as hedges of a substantial portion of our intercompany balances denominated in a currency other than the USD. These foreign currencies primarily include the British pound, the Euro and the Japanese yen. A sensitivity analysis of a change in the fair value of these contracts indicates that if the USD weakened by 10% against the applicable foreign currency, the fair value of these contracts would decrease by approximately $4.6 million. Conversely, if the USD strengthened by 10% against the applicable foreign currency, the fair value of these contracts would increase by approximately $4.6 million. Gains and losses in the fair value of these contracts are intended to offset the losses and gains on the underlying intercompany balances. These offsetting gains and losses are not reflected in the sensitivity analysis above. The fair value of these contracts as of September 30, 2008 was not material to our results of operations or our financial position.

Current Credit and Financial Markets

     The recent worldwide financial and credit crisis has reduced the availability of liquidity and credit for our customers to fund the continuation and expansion of their business operations.  The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets could lead to an extended worldwide economic recession. This trend could adversely affect our customers’ ability to commit to capital spending or to pay and could lead to pressure to reduce prices for our products and could cause a decrease in the size of the market and adversely affect our revenue and profitability, which could harm our business. Our revenues may be impacted by our customers’ ability to finance the purchase of our systems and cost control efforts implemented by our customers. We have observed indications of an economic slowdown, which appears to be impacting U.S.  hospital purchase behavior. Based on our analysis, economic conditions may continue to drive delays in orders. Increased competition may also impact our anticipated growth in revenue.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

     As of September 30, 2008, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act), and they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal control over financial reporting

     We continue to review, revise and improve the effectiveness of our internal controls.  There have been no changes in the Company’s internal controls over financial reporting during the third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.     Legal Proceedings

     On February 21, 2007, we filed a patent infringement suit against Zonare Medical Systems, Inc. (“Zonare”) in the federal district court of the Central District of California alleging that Zonare infringed our U.S. patent 5,722,412 through sales of its z.one ultrasound system. On March 14, 2007, Zonare filed an answer to our claim which included a counterclaim against us alleging that our products infringe its U.S. patent 6,980,419 related to its portable docking station. On July 16, 2008, we settled all claims and counterclaims in this suit with Zonare. The parties entered a settlement agreement that included among other terms, a cross license of the patents-in-suit limited to certain existing products of each party, and mutual releases and covenants not to sue for a certain period of time. Net income in both the third quarter and nine month period of 2008 included a $1.5 million after-tax benefit for the settlement of the Zonare patent lawsuit.

     On May 15, 2007, GE Healthcare (“GE”) filed a lawsuit against us in the federal district court in the Western District ofWisconsin. The lawsuit alleged that certain of our products willfully infringed certain of GE’s U.S. patents relating to ultrasound technology. We filed a counterclaim against GE and certain of its affiliates, and filed an answer denying all of GE’s claims and alleging that the asserted patents are either invalid, not infringed, or both. In rulings issued on July 24, 2008, the trial judge granted summary judgment motions in our favor on five of the six patents that GE had asserted against us. The court ruled that one of the GE patents is invalid and that our products do not infringe the other four GE patents. The trial judge also granted summary judgment in GE’s favor on two of our four asserted patents finding that GE’s accused products did not infringe our asserted patents. On July 28, the parties filed a stipulation for dismissal without prejudice for the remainingclaims and counterclaims for the three remaining patents that have yet to be ruled on by summary judgment in this case, thereby negating the need for a trial. On July 31, 2008, the court granted the parties’ request for dismissal of the remaining claims and counterclaims that had not been ruled on by the judge.  The parties have appealed certain of the trial court’s summary judgment decisions and other rulings to the Court of Appeals for the Federal Circuit.  We do not expect an appellate decision until the second half of 2009.

     On May 22, 2008, GE filed a second suit in the same federal court in Wisconsin seeking to invalidate our U.S. patent 5,722,412. Weare defending this lawsuit and expect to go to trial in June 2009.

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

SONOSITE, INC. (Registrant)

Dated:	November 10, 2008	By:	/s/ MICHAEL J. SCHUH

Michael J. Schuh
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