Form 10-K
period 2008-12-31
SONOSITE INC
filed 2009-03-12
CIK 1055355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sale price of the registrant’s Common Stock on June 30, 2008 as reported on the Nasdaq National Market, was $472,586,905.

As of February 19, 2009, there were 17,071,582 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in 2009, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SONOSITE, INC.

ANNUAL REPORT ON FORM 10-K

Trademarks

SonoSite, the stylized SonoSite logo, iLook, SonoHeart, TITAN, SonoCalc, MicroMaxx, and M-Turbo are all registered trademarks of SonoSite, Inc., S Series, 180PLUS, and 180 are trademarks of SonoSite, Inc. All other brand names, trademarks or service marks referred to in this report are the property of their owners.

PART I

Our disclosure and analysis in this report and in our 2008 Annual Report to shareholders, of which this report is a part, contain forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

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

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future quarterly reports on Form 10-Q, future reports on Form 8-K and annual reports on Form 10-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under the caption “Risk Factors” in this report. These are risks that could cause our actual results to differ materially from those anticipated in our forward-looking statements or from our expected or historical results. Other factors besides the risks, uncertainties and possibly inaccurate assumptions described in this report could also affect actual results.

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

We design our products for applications where ultrasound has not typically been used such as emergency medicine, surgery, critical care, internal medicine and vascular access procedures as well as for imaging in traditional applications, such as radiology, cardiology, vascular medicine and obstetrics and gynecology (“OB/Gyn”). In addition, the U.S. military has successfully deployed our systems in traditional hospital settings, field hospitals and forward surgical teams in war zones and areas of conflict. We began shipping our first products in September 1999 and today have an installed base of approximately 50,000 systems worldwide.

Our fourth generation product platform is the basis of two product lines, the M-Turbo® system and the S Series™ ultrasound tools, which we introduced in October 2007. These products together with the MicroMaxx® system, our third generation of hand-carried technology and introduced in 2005, offer a broad-based product portfolio for hospital and physician office markets. Based on our proprietary Application Specific Integrated Circuit (“ASIC”) technology for high-resolution ultrasound imaging these systems offer image resolution comparable to costly, conventional cart-based ultrasound systems weighing over 200 pounds. A five-year warranty covering the system and SonoSite-manufactured transducers, comes standard with these products. In 2008, we introduced major upgrades for both the M-Turbo and S Series product lines which increased performance and expanded clinical capabilities. Additionally we introduced a specialized configuration of the M-Turbo product for the OB/Gyn market, and expanded the S Series product line by introducing customized configurations to address the musculoskeletal, gynecology, veterinary, and vascular access markets.

Our second generation product, the TITAN® system, began shipping in 2003. This system addresses point-of-care and traditional ultrasound markets. Our first generation of products includes the 180™ and iLook® series. The SonoSite 180PLUS™ system is designed for general ultrasound imaging and the SonoHeart® ELITE is specifically configured for cardiovascular applications. The iLook 25 imaging tool is designed to provide visual guidance for physicians and nurses while performing vascular access procedures and the iLook 15 imaging tool is designed to provide imaging of the chest and abdomen.

We commenced operations as a division of ATL Ultrasound, Inc., or ATL (now a part of Philips Medical Systems). On April 6, 1998, we became an independent, publicly owned company through a distribution of one new share of our stock for every three shares of ATL stock held as of that date. ATL retained no ownership in SonoSite following the spin-off.

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

Our Markets

According to a report by InMedica, a market research company that focuses on the medical device industry, the worldwide ultrasound market for HCU was $615.7 million in 2008, excluding upgrades and services. In the report, InMedica projected that the HCU market would grow to $1.2 billion in 2012, representing a compounded annual growth rate of approximately 18.4%. According to the report, HCU is the fastest growing sector of the ultrasound market and is being driven by the identification of new clinical applications and expansion into new geographic regions.

Our markets can be classified by location and clinical application. From a location perspective, we see our growth continuing to come from further penetration into the hospital market, the major source of our revenue today. Additionally, we see strong future growth opportunities from sales into the clinic or physician’s office, as well as into alternate care sites. On a clinical application basis, within the hospital, we see accelerating growth in “non-traditional” or point-of-care ultrasound markets such as anesthesia and critical care. In the clinic or private practice office setting, despite the current economic condition we believe that slower growth in the more competitive markets, such as radiology, cardiology and OB/Gyn, will be balanced by accelerating growth trends and interest in outpatient physician office settings. We consider the use of HCU in the military and disaster settings as promising opportunities, as well as expanded use in mobile screening services and other non-clinical sites.

Our Strategy

Our goal is to lead in the design, development and commercialization of high-performance, innovative ultrasound technology and HCU systems. We plan to increase our share in markets that we currently serve and also seek growth by entering new markets with significant opportunities. Our strategy to achieve our objectives consists of the following key elements:

•

Continue to lead the HCU market by building upon and expanding product and technology leadership. We believe our products represent the most advanced and innovative technology available in HCU systems. We are committed to continuing to expand this technological advantage by further enhancing our existing products and creating new ones. As of December 31, 2008, we employed approximately 120 people in research and development. Since our inception in 1998, we have introduced four generations of our hand-carried technology, which have improved performance and expanded clinical capabilities of our systems. The M-Turbo system and S Series ultrasound tools, our fourth generation products based on ASIC technology, provide scalable technology platforms that will enable us to deliver products to specific clinical applications that vary by size, cost and performance.

•

Maximize the productivity of our direct sales force. As of December 31, 2008, we employed over 100 direct sales representatives in the U.S., Australia, Canada, France, Germany, Italy, Japan, Spain and the United Kingdom. To further enhance the productivity of our direct sales force, we will continue to:

•	invest in training and educating our sales force;

•	maximize sales to our installed base;

•	provide education to increase market awareness and generate new customer leads; and

•	expand our strategic alliances.

•

Expand our strategic alliances. We believe that other markets offer opportunity for growth, but will require enhancements to our sales distribution channels. We intend to enter into new strategic alliances to develop markets within ultrasound or with ultrasound-dependent technologies. We believe that strategic alliances can accelerate market penetration to customers not currently served by our direct sales force.

•

Drive our technology across the point-of-care spectrum. We believe that the performance, mobility, durability and cost effectiveness of our products are resulting in the creation of new clinical markets for us. We are expanding the use of ultrasound beyond the imaging center to the patient point-of-care, such as the emergency room, the physician’s office and other non-traditional ultrasound settings. With our SonoCalc® IMT software, which allows physicians to measure the wall thickness (known as the “IMT”) of the carotid artery, we have taken initial steps to enter the market for cardiovascular disease management. We believe that new markets like these will offer us significant potential for additional growth.

•

Acquisition of complimentary companies, products or technology. We believe that the acquisition of one or more medical device companies, products or technologies could expand our product portfolio and sales channels, create international operating leverage, improve marketing and other efficiencies and leverage manufacturing and supply chain economics.

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

The following is a summary of our ultrasound product platforms:

M-Turbo System and S Series Ultrasound Tools. –The M-Turbo and S Series products, first shipped in December 2007, deliver an exponential increase in processing power for superior image clarity across all exam types, plus seamless connectivity for digital image export in a rugged, easy to use form factor. Clinicians can export images easily to a USB storage device in standard PC formats for review or storage on a Windows® PC or Mac® computers.

The M-Turbo system, at 7.5 pounds and a complement of 14 transducers, can be configured for the full range of clinical and procedural guidance applications at the point-of-care including abdominal, nerve, vascular, cardiac, venous access, small part and superficial imaging.

The S Series are the first ultrasound tools customized to specific clinical applications and designed to be wall or ceiling mounted or can be used from a stand. With the S Series products, clinicians need only to manipulate two controls–depth and gain–to get the image they need. Transducers, exam settings, software and algorithms are all specialized for the specific clinical application. Weighing 9.4 pounds, the S Series ultrasound tools–S-FAST™ for emergency medicine, S-Nerve™ for regional anesthesia, S-ICU™ for critical care and S-Cath™ for interventional radiology and cardiac cath labs. In 2008, SonoSite introduced the S-MSK for musculoskeletal applications, the S-GYN and S-Women’s Health.

Transducers are interchangeable between the M-Turbo and S Series product lines. A 5-year warranty comes standard on the system and most of the transducers. These systems may be upgraded with purchased software features that can be added through a USB drive.

MicroMaxx System. The MicroMaxx system, first shipped in June 2005, weighs 7.6 pounds (with battery). It has 14 transducers and can be configured for use in anesthesia, cardiology, critical and acute care, emergency medicine, OB/Gyn, preventive cardiology, radiology, surgery and vascular applications. A 5-year warranty comes standard on the system and most of the transducers.

SonoSite TITAN. The TITAN system, first shipped in June 2003, weighs 7.5 pounds. Like the MicroMaxx system, the TITAN system features a larger display screen than the 180 or iLook products and has removable memory flashcards for enhanced image or study storage.

SonoSite 180 Series. The 180 Series consists of the 180PLUS and SonoHeart Elite, each weighing approximately 5.4 pounds. The SonoSite 180PLUS system is a point-of-care ultrasound system for general diagnostic and procedural assistance imaging. It was our initial product that created the hand-carried ultrasound category. The SonoHeart ELITE system is a point-of-care ultrasound system with expanded measurement tools and clinical analysis packages intended for use by cardiologists and other healthcare providers in the cardiology or bedside assessment market. The SonoHeart ELITE has all the product features of the SonoSite 180PLUS.

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

Sales and Marketing

We currently sell our products through sales channels comprised of direct sales force, independent third-party distributors, and strategic alliances. As of December 31, 2008, we employed over 100 direct sales representatives in the U.S. and in our wholly-owned subsidiaries located in Australia, Canada, France, Germany, India, Italy, Japan, Spain, and the United Kingdom. In addition to our direct sales, we sell products in over 100 countries through a network of independent third-party distributors. In addition, we employ regional distribution managers responsible for Africa, Asia, China, Europe, Middle East, and Latin America.

In the U.S., we have complemented our direct sales efforts by entering into group purchasing agreements with major healthcare group purchasing organizations (“GPO”). Currently, we have GPO supply agreements with various groups including Amerinet, Inc., Broadlane, Inc. (includes Kaiser Permanente, Tenet Healthcare and others), HealthTrust Purchasing Group, MedAssets HSCA, Inc., Novation LLC, and Premier, Inc. We also have two supply agreements with the U.S. government, specifically with the Defense Supply Center of Philadelphia and the Veteran’s Administration. In the United Kingdom, we have a supply agreement with the Purchasing and Supply Agency of the National Health Service, which contracts on a national basis for the purchase of products and services.

We derived 48% of our revenue from domestic sales in 2008 compared to 51% in 2007 and 52% in 2006. We attribute revenue to a foreign country based on the location to which we ship our products. Products sold to the U.S. government but deployed in a foreign country are attributed to domestic revenue. Our quarterly revenue is affected by seasonality from year to year with the fourth quarter having the highest revenue, and first quarter being typically the lowest. Quarterly revenue patterns may be affected somewhat by large government orders or shipment of product inventory to new distributors. We currently have one reporting segment. For information regarding revenues and long-lived assets by geography, refer to Note 16 of our consolidated financial statements.

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

We are committed to developing and protecting our intellectual property and, where appropriate, filing patent applications to protect our technology. We hold 27 U.S. patents relating to various aspects of our products, including digital beamformers, beamforming capabilities, digital conversion circuitry, transceiver circuitry, designs and circuit integration. We hold 32 foreign patents relating to our products, and we currently have 42 patent applications pending in the U.S. and 46 pending registrations abroad.

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

In order to protect or enforce our patent rights, we may initiate patent litigation. Additionally, others may initiate patent litigation against us. For further description of our litigation and the status of these proceedings, see Item 3, Legal Proceedings.

Competition

We currently face competition from companies that manufacture cart-based and portable ultrasound systems. Many of our competitors are larger and have greater resources than we do and offer a range of products broader than our products. The dominant competitors in this industry are GE Healthcare, a unit of General Electric Company (“GE Healthcare”), Siemens Medical Solutions (“Siemens”) and Philips Medical Systems, a division of Koninklijke Philips Electronics, N.V. (“Philips”). In addition, as the market for high-performance, HCU systems develops, we expect competition to increase as potential and existing competitors enter the portable market or modify their existing products to more closely approximate the combined portability, quality, performance and cost of our products. Our current competitors in the portable market include Siemens, GE Healthcare, Mindray Medical International Limited, Philips, Biosound Esaote, Inc., Terason, a division of TeraTech Corporation (“Terason”), Ultrasonix Medical Corporation, and Zonare.

Research and Development and Technology

We currently employ approximately 120 people in research and development. In 2008, 2007 and 2006, expenses attributable to research and development for our business totaled $28.7 million, $25.9 million and $20.2 million. We believe our products represent the most advanced and innovative technology in high-performance, HCU systems. We believe our technology gives us a competitive advantage, and we are committed to maintaining this advantage by continuing to enhance our existing products and create new ones.

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

Reimbursement

In the U.S., the Center for Medicare and Medicaid Services (“CMS”), has established rules governing the reimbursement for ultrasound and other healthcare services to healthcare providers treating Medicare patients. Under current CMS rules, payment amounts and conditions of coverage for ultrasound are generous enough to allow physicians to incorporate the use of ultrasound into their practice when clinically appropriate. Private insurance policies, based largely on Medicare policies, also currently support the continued use and adoption of ultrasound. The use of our products outside the U.S. is similarly affected by reimbursement policies adopted by foreign regulatory agencies and insurance carriers. For additional consideration of risks associated with Reimbursement, see Item 1A, Risk Factors.

Service and Warranty

Our warranty period is five years for the M-Turbo, S Series, and MicroMaxx systems. Our warranty period for our other products is one year. The warranty is included with the original purchase. In addition to our standard warranty, we offer extended warranty agreements for maintenance beyond the standard warranty period or for coverage above what is provided under the standard warranty. We repair equipment that is out of warranty on a time and materials basis. The warranty liability is summarized as follows (in thousands):

	Beginning of year	Charged to cost of revenue	Applied to liability	End of year
Year ended December 31, 2008	$4,045	$4,773	$(1,724)	$7,094
Year ended December 31, 2007	$2,318	$3,160	$(1,433)	$4,045
Year ended December 31, 2006	$995	$2,397	$(1,074)	$2,318

Employees

As of December 31, 2008, we had approximately 640 employees, of which approximately 19% were engaged in product research and development, 22% in manufacturing, 45% in sales and marketing activities and the remaining 14% in administrative capacities, including executive, finance, legal, human resources, regulatory and information services and technology. Of these, approximately 470 are U.S. employees. There has never been a work stoppage and no employees are covered by collective bargaining agreements. We believe our employee relations are good.

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

Our operations and cash flows are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, and the trading price of our common stock.

Current economic conditions have had and may continue to have an adverse impact on our business.

Global economic conditions directly influence our operating results. Current and future economic conditions that affect consumer healthcare spending as well as physician and hospital spending, including the level of unemployment, inflation, availability of credit, and the financial condition and growth prospects of our customers may adversely affect our business and results of operations. Additionally, if our suppliers face challenges in obtaining credit, in selling their products or otherwise in operating their businesses, they may become unable to continue to offer the materials we use to manufacture our products, which may adversely affect our business and results of operations.

We may face significant challenges if global economic conditions do not improve or continue to worsen, including reduced demand for our products and services, increased order cancellations and longer sales cycles and slower adoption of new technologies; increased difficulty in collecting accounts receivable and risk of excess and obsolete inventories; increased price competition in our served markets; supply chain interruptions, which could disrupt our ability to produce our products; and increased risk of impairment of investments, goodwill and intangible and long-lived assets.

Currency exchange rate fluctuations in various currencies in which we do business and longer receivables collection periods outside of the United States could adversely affect our business.

Total sales denominated in a currency other than USD were $78.2 million, or 32% of our total consolidated revenues for the year ended December 31, 2008. As a result, our results of operations could be adversely affected by certain movements in exchange rates. Although we take steps to hedge a substantial portion of our foreign currency exposures, there is no assurance that our hedging strategy will be successful or that the hedging markets will have sufficient liquidity or depth for us to implement our strategy in a cost effective manner.

Additionally, as of December 31, 2008, 66% of our accounts receivable balance was from international customers, of which 56%, or $24.1 million, was denominated in a currency other than USD. Although we regularly review our receivable positions in foreign countries for any indication that collection may be at risk, our revenue from international sales may be adversely affected by longer receivables collection periods and greater difficulty in receivables collection.

We may be unable to expand the market for our products to new applications and new users, which could limit our ability to grow our business.

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

In October 2008, we ended negotiations with an acquisition candidate. However, we intend to continue exploring the possible acquisition of one or more medical device companies or medical device products or technologies in an effort to expand our product portfolio, expand our sales channels, create international operating leverage, improve marketing and other efficiencies and leverage manufacturing and supply chain economics. If we are unable to identify suitable acquisition candidates or to successfully consummate and integrate acquisitions into our business, our ability to grow our business may be affected.

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

In addition, an acquisition could materially impair our operating results by causing us to incur additional debt or requiring us to incur one-time charges. If we fail in our attempts to integrate any acquired business or technology, or if the costs and burdens of such acquisition or integration outweigh the benefits of such acquisition, our financial resources or financial results could be impaired.

If healthcare reimbursement policies place limits on which providers may receive payment for imaging services or substantially reduce reimbursement amounts or coverage for specific procedures, market acceptance of our products may be reduced.

Continued demand for our products depends in part on the extent to which our customers continue to receive reimbursement for the use of our products from third-party payers such as Medicare, Medicaid and private health insurers (and equivalent third-party payers in foreign countries). Presently, reimbursement policies for physician-performed diagnostic imaging services are fairly unrestricted in the United States and payment levels are sufficient to enable providers to recoup the costs of purchasing ultrasound systems in a reasonable timeframe. The continuing efforts of governmental authorities, private health insurers and other third-party payers to contain or reduce the costs of healthcare could, however, result in reduced payment for imaging services or more restrictive payment policies for diagnostic imaging. Some private insurers have implemented imaging privileging programs as a means of controlling utilization of imaging services. Finally, both governmental and private third-party payers are calling for increasing amounts of clinical evidence of beneficial patient outcomes in addition to proof of clinical efficacy as a prerequisite to granting new or continued coverage for technologies and devices.

We may be unable to compete effectively and could fail to generate sufficient revenue to maintain our business.

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

We expect the market for high-performance HCU products and the competition in the HCU market will continue to increase as new and existing competitors enter the portable ultrasound market or modify their existing products to more closely approximate the combined portability, quality, performance and cost of our products. If we are unable to compete effectively with current or new entrants to the high-performance HCU market, we will be unable to generate sufficient revenue to maintain our business.

If our relationships with our distributors are unsuccessful, our ability to sell our products could be limited.

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

We may be unable to effectively develop new and innovative products and product features that achieve market acceptance, which could result in our products becoming technologically obsolete in the ultrasound market.

Because substantially all of our revenue comes from the sales of our existing HCU systems and related products, in order to remain competitive, our future financial success will depend in large part upon our ability to successfully invent, deliver and market new and innovative products and product features. In 2008 and 2007, we released several new products, including the M-Turbo system and the S Series ultrasound tools which are customized for different clinical applications. The development of new, technologically advanced products and product features is a complex and uncertain process requiring great innovation and the ability to anticipate technological and market trends and needs. We may be unable to achieve or maintain market acceptance of any new products we develop, and we may be required to expend more costs than anticipated to successfully introduce these products. Without successful product innovation and market introduction of new offerings and improvements, our products will become technologically obsolete and we will be unable to compete effectively in the ultrasound market. Even with successful innovation and development, we cannot assure you that revenues from the sales of our HCU systems will continue to remain at or above current levels or that we will continue to be financially profitable.

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

In order to protect or enforce our patent rights, we may initiate patent litigation. For example, in 2009, we initiated a lawsuit against Zonare Inc. for patent infringement, a case which settled in 2008.

Others may initiate patent litigation against us. For example, in 2007 and again in 2008, GE Healthcare initiated patent litigation against us, alleging that we infringed several of their patents, and attempting to invalidate one of our key patents (for a discussion of these matters, see Item 3, Legal Proceedings). If we fail to successfully defend claims against us, we may be required to pay monetary damages (including treble damages) and, unless we are able to redesign our products to avoid infringing the asserted patents or to license proprietary rights from them, we may be prevented from continuing to market and sell certain of our products, sales of which represent a substantial portion of our total revenue. If this outcome were to occur, we may be unable to redesign our products in a timely and cost effective manner, and licensing proprietary rights may not be possible on commercially reasonable terms, if at all. Even if we are successful in defending these actions and in proving infringement, we will incur substantial costs that could adversely affect our financial condition and the actions will be distracting to management.

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

Involvement in intellectual property claims and litigation, including those described above, could have significant adverse consequences, including:

•	diversion of management, scientific and financial resources;

•	exposure to significant adverse judgments and financial liabilities;

•	substantial litigation costs;

•	product shipment delays and lost sales;

•	inability to design around third party patents;

•	modification of our products; or

•	discontinuation of product sales.

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

We currently hold 59 U.S and foreign patents relating to our technology. A number of other patents are pending in the United States and in foreign jurisdictions. Although we enter into confidentiality agreements with our employees, consultants and strategic partners, and generally control access to and distribution of our proprietary information, the steps we have taken to protect our intellectual property may not prevent misappropriation. In addition, we do not know whether we will be able to defend our proprietary rights since the validity, enforceability and scope of protection of proprietary rights is still evolving.

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

Trends toward managed care, healthcare cost containment, and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on lowering the cost of medical therapies, which could adversely affect the demand for or the prices of our products. For example:

•

major third-party payers of hospital and non-hospital based healthcare services, including Medicare, Medicaid and private healthcare insurers, are considering revising their payment methodologies which may result in stricter standards for reimbursement of imaging charges and/or a lower or more bundled payment;

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

In addition, our circuit boards are produced in Singapore by one of the world’s largest electronic manufacturing services suppliers. These circuit boards are highly customized and securing a different source of supply for this critical component of our product would be particularly difficult. If we experience delays in the receipt or deterioration in product yields of these critical components, we may experience delays in manufacturing or an increase in costs resulting in lost sales or a deterioration in gross margin.

If we are unable to overcome the risks inherent in international business activities, the growth of our business may be limited and our profitability could decline.

We have ten wholly owned subsidiaries located in Australia, Canada, China, France, Germany, India, Italy, Japan, Spain, and the United Kingdom. The percentage of our total revenue originating outside the United States equaled 52%, 49% and 48% for the years ended December 31, 2008, 2007 and 2006, respectively. Successful maintenance of these international operations requires us to:

•	maintain an efficient and self-reliant local infrastructure;

•	continue to attract, hire, train, manage and retain qualified local sales and administrative personnel;

•	continue to identify new non-U.S. distributors and maintain our relationship with our existing distributors;

•	comply with diverse and potentially burdensome local regulatory requirements and export laws, including license requirements, trade restrictions and tariff increases; and

•	maintain complex information, financial, distribution and control systems.

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

We have experienced rapid and substantial growth in recent years. Our revenue increased to $243.5 million in 2008 from $205.1 million in 2007 and $171.1 million in 2006. Our growth could strain our existing management, operational and financial resources and, if we are unable to manage this growth successfully, our business and financial performance will be adversely affected. In order to manage our growth effectively, we will need to expand our sales, manufacturing and quality assurance staff, and improve the productivity and efficiency of our existing operational, financial, international support staff and our management and information systems. We may be unable to hire and retain the personnel necessary to operate and expand our business. We also may be unable to increase the productivity and efficiency of our existing resources.

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

We have been profitable since 2004, but we may be unable to sustain or increase future profitability on a quarterly or annual basis. We may incur losses if we cannot increase or sustain our revenue. We expect to lower operating expenses in 2009 through cost management; but we expect that our operating expenses will increase thereafter as we expand our product development activities, our sales and marketing infrastructure, our administrative support and our product offerings. Additionally, we expect operating expenses would increase as we pursue the acquisition of companies or technologies to further our growth. Our expansion and acquisition efforts, to be successful, may require more funding than we currently anticipate.

Our investment securities may be adversely impacted by economic factors beyond our control and we may incur additional impairment charges to our investment portfolio.

As of December 31, 2008, we had $2.8 million in the Columbia Strategic Cash Portfolio, which is in the process of liquidation. In our judgment this investment, which is classified as a money market account, has experienced a decline in fair value that is other than temporary, accordingly we have recognized an impairment loss of $0.7 million in 2008. Distributions from this portfolio are solely at the discretion of the portfolio manager. We anticipate that $2.2 million will be distributed from this portfolio during 2009, which is recorded as a short-term investment, and $0.6 million will be distributed after 2009, which is recorded as a long-term investment.

The credit and capital markets deteriorated in 2008 and may continue to deteriorate in 2009. These markets may deteriorate further and we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, cash flow and reported earnings.

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

Our spin-off was treated by ATL as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986, or the Code. If ATL were to recognize a taxable gain from the spin-off, the Internal Revenue Service, or IRS, could impose that liability on any member of the ATL consolidated group as constituted prior to the spin-off, including us. Generally, the IRS may assert that our spin-off from ATL is a taxable transaction until the expiration of the statute of limitations applicable to ATL with respect to the spin-off transaction. The expiration of the statute of limitations with respect to the spin-off transaction depends upon the actions and tax filings of ATL and the special rules applicable to spin-offs in general, which special rules could result in the extension of the general statute of limitations for an indefinite period of time. In the event of a tax liability, ATL has agreed to cover 85% of any such liability, unless the tax is imposed due to our actions solely or by ATL solely, in which case, we have agreed with ATL that the party who is solely at fault shall bear all of the tax liability. We are unaware of any actions that would result in a tax liability to us under the indemnity agreement regarding the spin-off transaction. We are aware that ATL was acquired in a transaction subsequent to the spin-off transaction, which could potentially result in the spin-off being treated as a taxable transaction, but which resulting tax liability in our view would be the sole responsibility of ATL pursuant to our agreement with ATL. ATL may refuse, however, to indemnify us for a tax liability arising out of the spin-off transaction or may argue that it did not cause the tax liability to be imposed. In such event, we may incur a significant expense for all or a portion of the taxes related to the spin-off.

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

On February 21, 2007, we filed a patent infringement suit against Zonare Medical Systems, Inc. (“Zonare”) in the federal district court of the Central District of California alleging that Zonare infringed our U.S. patent 5,722,412 through sales of its z.one ultrasound system. On March 14, 2007, Zonare filed an answer to our claim which included a counterclaim against us alleging that our products infringe its U.S. patent 6,980,419 related to its portable docking station. On July 16, 2008, we settled all claims and counterclaims in this suit with Zonare. The parties entered into a settlement agreement that included among other terms, a cross license of the patents-in-suit limited to certain existing products of each party, and mutual releases and covenants not to sue for a certain period of time. Net income in both the third quarter and nine month period of 2008 included a $1.5 million after-tax benefit for the settlement of the Zonare patent lawsuit.

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

No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2008.

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

Year	High	Low
2008
Fourth quarter	$31.29	$15.62
Third quarter	$38.74	$27.17
Second quarter	$33.45	$27.20
First quarter	$39.20	$24.57

2007
Fourth quarter	$37.00	$30.47
Third quarter	$36.93	$26.50
Second quarter	$32.78	$27.25
First quarter	$33.80	$26.91

Dividends

We have not declared or paid cash dividends on our common stock. We currently intend to retain all earnings, if any, for future growth and, therefore, do not intend to pay cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The equity compensation plan information is presented under Part III, Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

There were no shares repurchased by SonoSite during the fourth quarter of 2008.

Sales of Unregistered Securities

There were no sales of unregistered securities by SonoSite in 2008.

Holders

As of February 19, 2009, there were 13,948 holders of record of our common stock. This figure does not include the number of shareholders whose shares are held of record by a broker or clearing agency, but does include each such brokerage house or clearing agency as a single holder of record.

Performance Graph

The following performance graph compares the performance of SonoSite’s common stock during the five-year period from December 31, 2004 through December 31, 2008 with the performance of the Nasdaq National Market, U.S. Index and the Nasdaq Medical Devices, Instruments and Supplies, Manufacturers Stocks Index. The graph plots the changes in value of an initial $100 investment over the indicated time periods, assuming all dividends are reinvested. Stock prices shown for the common stock are historical and not indicative of future price performances.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statement of Income Data
Revenue	$243,524	$205,068	$171,083	$147,491	$115,817
Cost of revenue	73,715	62,505	49,673	43,652	37,755

Gross margin	169,809	142,563	121,410	103,839	78,062
Operating expenses:
Research and development	28,698	25,872	20,183	15,195	12,644
Sales, general and administrative	118,679	112,240	97,391	81,752	62,120

Total operating expenses	147,377	138,112	117,574	96,947	74,764
Other income:
Interest income	9,089	9,662	3,683	1,753	963
Interest expense	(9,009)	(4,371)	—	(2)	—
Other income (loss)	11,571	1,274	294	(795)	(601)

Total other income	11,651	6,565	3,977	956	362

Income before income taxes	34,083	11,016	7,813	7,848	3,660
Income tax provision (benefit)	13,497	4,132	582	2,412	(19,312)

Net income	$20,586	$6,884	$7,231	$5,436	$22,972

Net income per share:
Basic	$1.22	$0.41	$0.44	$0.35	$1.55

Diluted	$1.18	$0.40	$0.43	$0.34	$1.46

Shares used in computing net income per share:
Basic	16,892	16,621	16,274	15,549	14,829

Diluted	17,486	17,168	16,857	16,175	15,737

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$209,258	$188,701	$45,673	$26,809	$17,272
Working capital	349,462	383,249	147,302	104,999	69,370
Total assets	429,287	465,738	211,894	174,548	155,092
Long-term debt	144,745	225,000	—	—	—
Total shareholders’ equity	229,927	192,862	181,031	152,042	133,235

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of SonoSite, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements.

Our business strategy is to lead in the design, development and commercialization of high performance, innovative ultrasound technology and HCU systems. We intend to sustain long-term growth of our business through technological innovation, broadening of sales distribution channels, entry and maintenance of strategic relationships, expanding into new clinical and geographic markets, and delivering high-quality products to customers. We are focusing on the development of innovative products with the objective of improving patient care and efficiency through ease of use, high performance imaging, and providing quicker results to physicians and clinicians. We also investing in research and development in existing and new lines of business and other areas that we believe may contribute to our long-term growth. Recognizing that one of our greatest challenges is the current state of the global economy, we are focused on increasing sales force efficiency and effective cost management.

Over the last few years, we have laid a foundation for long-term growth by introducing innovative products, entering into strategic relationships, expanding into new markets, and providing high quality products with an industry-leading 5-year warranty. In fiscal year 2009, we plan to continue to build on this foundation and to execute well in key areas, including continuing to innovate using existing and new technologies, to build and maintain key relationships in the sales distribution channels, to improve sales force productivity, to deliver high quality products, and to manage expenses.

Key opportunities include the following:

Product Innovation—Our products provide exceptional reliability, image quality, and ease of use in a lightweight design that can be either hand-carried, used on a stand or mounted on a wall or from a ceiling. We are committed to continuing to develop our next generation of products and expanding our existing product base by using new and existing technologies. Fiscal year 2008 saw a broad adoption of the M-Turbo and S Series ultrasound tools that were introduced at the end of 2007 and during 2008.

Strategic Relationships—We are focused on building relationships that will enable us to continue to develop markets within ultrasound or with ultrasound-dependent technologies. We believe that these relationships can accelerate market penetration to customers not served by our direct sales force.

Acquisitions—We intend to continue exploring the possible acquisition of one or more medical device companies in an effort to expand our product portfolio and our sales channels, create international operating leverage, improve marketing and other efficiencies, and leverage manufacturing and supply chain economics.

Results of Operations

Our financial performance during 2008 reflected an increase in revenue, operating income, and cash flow. The introduction of M-Turbo® and S SeriesTM product lines in late 2007 provided strong revenue growth. We were able to demonstrate operating leverage despite the challenging worldwide economy.

Revenue

Revenue increased to $243.5 million in 2008, compared to $205.1 million in 2007 and $171.1 million in 2006. The increase in 2008 compared to 2007 was attributable to the full year of sales of M-Turbo systems, which has a higher average selling price than the MicroMaxx system, and S Series ultrasound tools; expansion of our international sales channels; improved U.S. sales productivity; offset by a reduction in sales of earlier products. The increase in 2007 compared to 2006 was due to the introduction of new products in the fourth quarter of 2007 and increased sales of MicroMaxx systems offset by a reduction in sales of earlier products. Changes in exchange rates had a 1% positive impact on revenue in 2008 and had a 2% positive impact on revenue in 2007.

United States

U.S. revenue increased to $116.7 million in 2008, compared to $104.1 million in 2007 and $89.7 million in 2006. The increase in 2008 compared to 2007 was attributable to increased sales of new products and increased sales productivity. The increase in 2007 compared to 2006 was primarily attributable to increased sales in both hospitals and office channels.

International

Revenue from Europe, Africa and the Middle East increased to $72.2 million in 2008, compared to $59.0 million in 2007 and $48.9 million in 2006. The increase in 2008 compared to 2007 was primarily due to new products and expansion of our sales channel, partially offset by an unfavorable exchange impact of 0.5%. The increase in 2007 compared to 2006 was primarily due to an increase in revenue from direct sales in the UK, France and Spain offset by decreases in direct sales to Italy, which became a direct sales subsidiary in September 2007, and in Germany.

Revenue from Latin America and Canada increased to $24.5 million in 2008 compared to $17.8 million in 2007 and $12.3 million in 2006. The increase in 2008 compared to 2007 was due to increased sales in Latin America attributable to expansion of the sales channel, partially offset by an unfavorable exchange impact of 1.3%. The increase in 2007 compared to 2006 was due to a significant increase in Canada due to the sales force expansion and expansion of the dealer network in Latin America.

Revenue from Asia Pacific increased to $30.1 million in 2008 compared to $24.2 million in 2007 and $20.2 million in 2006. The increase in 2008 compared to 2007 was due to increased sales in Australia attributable to new products and a favorable exchange impact of 7.0%. The increase in 2007 compared to 2006 was primarily due to the expansion of the sales force.

Fiscal Year 2009 Outlook

Given the turmoil in the global economy, we are unable to predict whether our revenues will increase in 2009 compared to 2008. We expect to introduce new products and features, to develop the U.S. physicians’ office market, and to expand our international operations. The expansion of our international markets, as well as the development of the U.S. hospital and physician office markets, considering current economic conditions, may not be as successful as anticipated and we may encounter regulatory and other issues in selling our products. Our revenue may also be impacted by fluctuations in foreign exchange rates in the countries in which we sell our products. Increased competition may also impact our anticipated growth in revenue. We currently face competition from larger companies that manufacture cart-based and portable ultrasound systems and have greater financial and other resources.

Gross margin

Gross margin remained at 70% in 2008 compared to 70% in 2007 and 71% in 2006. Gross margin remained consistent in 2008 compared to 2007 primarily as a result of the increase in warranty expense, resulting from a shift to products with five year warranties from products with one year warranties, which was offset by the reduction in royalties to ATL, which had expired in September 2007, reduction of material costs, and, favorable impact of foreign exchange rates. The decrease in 2007 compared to 2006 was impacted negatively from the increased sales to our distributor network and transitioning of sales from MicroMaxx to the new products, offset by the reduction in royalties to ATL and the positive impact of foreign exchange rates.

Fiscal Year 2009 Outlook

Increased competition from existing and new competitors as well as pricing pressure due to economic conditions could result in lower average realized prices and could lower our gross margin. Our gross margin can be expected to fluctuate in future periods based on the mix of business between direct, government and distributor sales; mix of U.S. and international sales; and our product and accessories sales mixes. Changes in our cost of inventory also may impact our gross margin. Adjustments to reduce carrying costs are recorded for obsolete material, earlier generation products and used or refurbished products held either as saleable inventory or as demonstration product. If market conditions change or the introduction of new products by us impacts the market for our previously released products, we may be required to further write down the carrying value of our inventory, resulting in a negative impact on gross margins. We rely on our sales forecasts by product to determine production volume. To the extent our sales forecasts or product mix estimates are inaccurate, we may produce excess inventory or experience inventory shortages, which may result in an increase in our costs of revenue, a decrease in our gross margin or lost sales. Our gross margin may also be impacted by fluctuations in foreign exchange rates.

Operating expenses

Research and development expenses increased to $28.7 million in 2008 compared to $25.9 million in 2007 and $20.2 million in 2006. The increase in 2008 compared to 2007 was due to development of future new products and features, and further development related to the M-Turbo system and S Series ultrasound tools. The increase in 2007 compared to 2006 was due to increased headcount for development of the M-Turbo system and S Series ultrasound tools, which were released in 2007, and for future new products and features.

Sales, general and administrative expenses increased to $118.7 million in 2008 compared to $112.2 million in 2007 and $97.4 million in 2006. The increase in 2008 compared to 2007 was attributable to increased headcount to support business growth, increased incentive compensation related to improved financial performance, increased stock-based compensation, increased legal costs related to our patent litigation, increased severance and acquisition costs, and the elimination of overhead within the company’s marketing, general and administrative structure. The increase in 2007 compared to 2006 was attributable to the expansion of international sales operations, continued growth in the office by our sales channel partner, increased efforts in education and training, and increased legal costs related to our patent litigation.

Fiscal Year 2009 Outlook

We anticipate that operating expenses will decrease in 2009 compared to 2008 through effective cost management.

Other income, net

Total other income was $11.7 million in 2008, compared to $6.6 million in 2007 and $4.0 million in 2006. The increase in 2008 compared to 2007 was primarily attributable to the gain recognized on the partial repurchase of our convertible senior notes during the fourth quarter; partially offset by a decrease in interest income, resulting from lower interest rates; higher interest expense, resulting from the first full year of outstanding convertible debt; and foreign currency losses. The increase in 2007 compared to 2006 was due to increased interest income, resulting from higher cash and investment balances, and higher foreign currency gains, offset by interest expense from our convertible senior notes.

Fiscal Year 2009 Outlook

We anticipate that other income will decrease in 2009 as we do not expect to repurchase the same amount of convertible senior notes and will incur additional interest expense as a result of the adoption of FSP No. APB 14-1. See Recent Accounting Pronouncements for additional discussion on the adoption of FSP No. APB 14-1.

Income tax expense

Income tax expense was $13.5 million in 2008, $4.1 million in 2007, and $0.6 million in 2006. Due to our profitable operations in 2008, 2007 and 2006, we recorded income tax expense for financial reporting purposes and accordingly reflected changes in our deferred tax assets. The income tax expense is based on a blended federal and state rate applied to U.S. income and the applicable foreign rates applied to foreign income. The increase in our consolidated effective tax rate in 2008, as compared to 2007, results primarily from non-deductible expense associated with a contingent liability incurred as part of the LumenVu acquisition, a tax assessment resulting from an income tax audit in a non-U.S. jurisdiction, an increase in executive compensation subject to Internal Revenue Code Section 162(m) limitations and the impact of reaching the maximum federal marginal tax rate. In 2008 we utilized our net operating losses (“NOLs”) and alternative minimum tax credits carried forward from 2007 and a portion of research and development tax credits. Foreign NOLs will be utilized in jurisdictions where they are available and cash will be paid in jurisdictions that do not have foreign NOLs. During the fourth quarter of 2006, we reversed the valuation allowance on deferred tax assets primarily representing net operating losses from our international operations, resulting in a reduction of $1.9 million to our income tax provision. We did not reverse the valuation allowance until it was “more likely than not” that the tax asset would be realized.

We assess our ability to realize our tax credit carryforwards in future periods and record any resulting adjustments that may be required to deferred income tax expense. In addition, we reduce the deferred income tax asset for the benefits of NOL carryforwards utilized currently as well as the reversing effect of temporary differences. The future impact on net income may therefore be positive or negative, depending on the net result of such adjustments and charges.

Fiscal Year 2009 Outlook

We anticipate that our effective tax rate in 2009 will remain comparable to fiscal year 2008.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $209.3 million as of December 31, 2008, compared to $188.7 million as of December 31, 2007. Cash and cash equivalents are primarily invested in money market accounts. Our short-term and long-term investment securities totaled $70.5 million as of December 31, 2008, compared to $121.1 million as of December 31, 2007. Investment securities generally consist of high-grade U.S. government and corporate debt. We have the ability to hold our securities until maturity, however, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies.

As of December 31, 2008, we had $2.8 million in the Columbia Strategic Cash Portfolio, which is in the process of liquidation. In our judgment this investment, which is classified as a money market account, has experienced a decline in fair value that is other than temporary, accordingly we have recognized an impairment loss of $0.7 million in 2008 and $0.2 million in 2007. Distributions from this portfolio are solely at the discretion of the portfolio manager. We anticipate that $2.2 million will be distributed from this portfolio during 2009, which is recorded as a short-term investment, and $0.6 million will be distributed after 2009, which is recorded as a long-term investment.

Operating activities provided cash of $29.2 million in 2008, compared to cash provided of $16.2 million in 2007 and $10.8 million in 2006. The increase of cash provided in 2008 compared to 2007 was primarily due to improved operations and reduced spending on inventory and prepaid assets, partially offset by a reduction in payables. The comparison of cash provided in 2007 compared to 2006 was primarily due to increases in accrued expenses, offset by increases in accounts receivable and inventories.

Investing activities provided cash of $46.6 million in 2008, compared to $86.1 million used in 2007 and $3.1 million used in 2006. The increase in cash provided in 2008 compared to cash used in 2007 was primarily due to an increase in net proceeds from sales of investment securities of $129.0 million and lower acquisition costs of $3.5 million. The increase in cash used in 2007 compared to 2006 was due to the net purchases of investment securities of $78.6 million and our acquisition of LumenVu of $3.5 million.

Financing activities used cash of $56.3 million in 2008, provided $214.6 million in 2007 and provided $12.2 million in 2006. Cash used in financing activities was primarily the result of $68.3 million in repurchases of senior convertible notes and the associated warrant repurchases, partially offset by the sale of call options for $6.4 million and the exercise of stock options and our employee stock purchase plan totaling $4.6 million. This compared to proceeds from the issuance of convertible debt of $217.6 million in 2007, offset by the purchase of the call option intended to partially hedge our convertible note for $28.6 million and issuance of warrants for $19.5 million, and the exercise of stock options and our employee stock purchase plan totaling $5.6 million in 2007 and $10.2 million in 2006.

Fiscal Year 2009 Outlook

We believe that our existing cash and cash generated from operations will be sufficient to fund our operations and planned capital expenditures in 2009. Nevertheless, we may experience an increased need for additional cash in order to complete future acquisitions. Our ability to provide cash from operations will depend on our ability to successfully sell our products, collect our receivables, control our inventories and manage our expenses.

Off-balance sheet arrangements

During the year ended and as of December 31, 2008, we had no off-balance sheet arrangements, other than obligations under our operating leases reflected in the contractual obligations table below. We are not a party to any derivative transactions except for certain foreign exchange rate hedging transactions that we enter into from time to time, discussed more fully under “Foreign currency risk” in Item 7A below and the call option and warrant instruments indexed to our common stock.

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

Contractual obligations

We have the following contractual obligations as of December 31, 2008:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$14,342	$3,527	$5,676	$4,439	$700
Long-term debt obligations (1)	180,240	5,426	10,852	10,852	153,110
Other long-term obligations (2)	10,022	256	4,543	5,223	—

Total Contractual Obligations	$204,604	$9,209	$21,071	$20,514	$153,810

(1)	Includes interest of 3.75% on convertible senior notes
(2)	Contingent purchase consideration for the acquisition of LumenVu Inc. The consideration is contingent upon achieving milestones related to the technology acquired from LumenVu.

In addition to the amounts shown in the table above, we have $3.2 million of unrecognized tax benefits reflected as either liabilities or as a reduction of deferred tax assets, and we are uncertain as to if or when such amounts may be settled.

Other commitments

In June 2008, we committed to donating 12 of our systems and two probes per system per year over a four-year period to a research university. Our contributions to the university will commence in 2010. In 2005, we entered into an agreement to contribute up to $1.0 million to a research university. This pledge, which is to be paid over a four-year period, is conditioned upon our election to make a payment on an annual basis. We expensed $0.3 million in 2008, $0.3 million in 2007 and $0.3 million in 2006 for this arrangement.

As part of our agreements with our suppliers, suppliers may procure resources and material expected to be used for the manufacture of our products in accordance with our production schedule provided to them. We may be responsible for compensating our suppliers for these procurements in the event these items are not used in the quantities submitted as part of the production schedule or material becomes obsolete as a result of production timing, material changes or design changes.

At December 31, 2008 we maintained a deposit of $0.7 million with our bank in the United Kingdom as security for payment of customs and duties charges. This amount is included in other long-term assets.

In the U.S., we have complemented our direct sales efforts by entering into group purchasing agreements with major healthcare group purchasing organizations (“GPO”). Typically, a GPO negotiates with medical suppliers, such as us, on behalf of the GPO’s member healthcare facilities, providing such members with uniform pricing and terms and conditions. In exchange, the GPO identifies us as a preferred supplier for its members. Member facilities participating in the GPO’s purchasing program can consist of hospitals, medical group practices, nursing homes, surgery centers, managed care organizations, long term care facilities, clinics and integrated delivery networks. These agreements require us to pay fees based on the amount of sales generated from these agreements. We recorded fees related to these agreements as sales and marketing expenses in the amounts of $2.1 million in 2008, $1.8 million in 2007 and $1.4 million in 2006.

Critical Accounting Policies and Estimates

Our critical accounting policies are discussed in Note 2: Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements. Our consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, investments, warranty obligations, service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies for us include revenue recognition, valuation of investments and inventories, warranty expense, income taxes, stock-based compensation, and convertible debt.

Revenue recognition. We recognize revenue on products and accessories when goods are shipped under an agreement with a customer, risk of loss and title have passed to the customer, sales returns are estimable and collection of any resulting receivable is reasonably assured. For service contracts, revenue is recognized as services are provided or over the term of the contract. Revenue is recorded net of any discounts, trade-in allowances, and estimated returns. We estimate returns by reviewing our historical returns, considering customer reaction to new product introductions and current economic conditions. We separately price and sell product upgrades to our customers.

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

Investments. Our investment securities primarily consist of high-grade U.S. government or corporate debt and high-grade asset-backed securities. We have the ability to hold our securities until maturity, however, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses generally reported as a component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Interest income is recognized when earned.

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

The determination of our provision for income taxes requires judgment, the use of estimates, and the interpretation and application of complex tax laws. Judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in our financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities. When facts and circumstances change, we reassess these probabilities and record any changes in the financial statements as appropriate.

We have accumulated foreign NOL carryforwards and research and experimentation tax credit carryforwards. In 2008, we utilized our remaining U.S. NOL and alternative minimum tax credit carried forward from 2007 and a portion of our research and experimentation tax credit carryforwards. We assess our ability to utilize our NOL and tax credit carryforwards in future periods and record any resulting adjustments that may be required to deferred income tax expense. In addition, we reduce the deferred income tax asset for the benefits of NOL and tax credit carryforwards utilized currently. The future impact on net income may therefore be positive or negative, depending on the net result of such adjustments and charges.

Based upon a review of historical operating performance, and our expectation that we will generate profits in the U.S. and our international operations in the foreseeable future, we continue to believe it is more likely than not that the U.S. and international deferred tax assets will be fully realized.

Stock-Based Compensation. We recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). For stock options, we utilize the Black-Scholes option pricing model to estimate the fair value of employee stock-based compensation at the date of grant, which requires the input of subjective assumptions, including expected volatility and expected term. We estimate volatility by considering our historical stock volatility. We estimate expected term based on historical trends. Further, we estimate future forfeitures for both stock options and RSUs granted, which are not expected to vest. We estimate forfeitures using historical forfeiture trends and employee turnover rates as well as our judgment of future forfeitures. Our estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from our estimate.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business and establishes the use of the acquisition method for business combinations. This method requires all assets and liabilities, including goodwill, of an acquired business to be measured at fair value on the acquisition date. Among other things, the standard requires entities to expense most transaction and restructuring costs; establishes fair value measurement for contingent consideration in earnings; and requires capitalization of in-process research and development. The standard also modifies the recording and presentation of deferred taxes. SFAS No. 141(R) will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009. Our adoption of SFAS No. 141(R) is not expected to materially impact our consolidated financial position, results of operations or liquidity when it becomes effective.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements, including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, to identify earnings attributable to noncontrolling interests reported as part of consolidated earnings, and to measure gain or loss on the deconsolidated subsidiary based upon the fair value of the noncontrolling equity investment. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We believe that the adoption of SFAS 160 will not have a material effect to its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures regarding an entity’s derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 will not have an impact on our financial position, results of operations or liquidity.

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

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized. APB 14-1 requires bifurcation of a component of the conversion option, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of income. APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented. APB 14-1 is effective as of the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. Early adoption is not permitted. As a result of adopting APB 14-1 in 2009, we expect to recognize additional non-cash interest expense of $7 million for 2008 and $4 million for 2007.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to market risk relating to changes in interest rates, which could adversely affect the value of our investments in marketable securities.

As of December 31, 2008, our investments consisted of $69.9 million of interest-bearing debt securities with maturities or expected maturities of less than one year and $0.6 million of interest-bearing debt securities with expected maturities of more than one year. Generally we have the ability to hold these securities until maturity, however, we have classified them as available-for-sale in the event of unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for 2009 from a hypothetical 10% increase or decrease in market interest rates would not have a material impact on the investment portfolio.

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

As of December 31, 2008 66% of our outstanding accounts receivable balance was from international customers, of which 56%, or $24.1 million, was denominated in a currency other than USDs. Total sales for the year ended December 31, 2008 denominated in a currency other than USDs were $78.2 million, or 32% of total consolidated revenues. The British pound, the European Union euro and the Japanese yen represented the majority of financial transactions executed in a currency not denominated in USDs. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk. In addition, we utilize letters of credit where they are considered necessary in order to mitigate our collection risk.

We periodically enter into foreign currency forward and participating forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. As of December 31, 2008, we had $55.6 million in notional amount of foreign currency contracts that expire on January 31, 2009. They serve as hedges of a substantial portion of our intercompany balances denominated in a currency other than the USD. These foreign currencies primarily include the Australian Dollar, the Canadian Dollar, the British pound, the Euro and the Japanese yen. A sensitivity analysis of a change in the fair value of these contracts indicates that if the USD weakened by 10% against the applicable foreign currency, the fair value of these contracts would decrease by $5.6 million. Conversely, if the USD strengthened by 10% against the applicable foreign currency, the fair value of these contracts would increase by $5.6 million. Gains and losses in the fair value of these contracts are intended to offset the losses and gains on the underlying intercompany balances. These offsetting gains and losses are not reflected in the sensitivity analysis above. The fair value of these contracts as of December 31, 2008 was not material to our results of operations or our financial position.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SONOSITE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

SonoSite, Inc.:

We have audited the accompanying consolidated balance sheets of SonoSite, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SonoSite, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SonoSite Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

March 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

SonoSite, Inc.:

We have audited SonoSite Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, SonoSite, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SonoSite, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2008, and our report dated March 10, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

March 10, 2009

SONOSITE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$209,258	$188,701
Short-term investment securities	69,882	119,873
Accounts receivable, less allowances of $2,190 and $957	66,094	60,954
Inventories	29,115	29,740
Deferred income taxes, current	9,355	13,023
Prepaid expenses and other current assets	6,623	7,759

Total current assets	390,327	420,050
Property and equipment, net	8,955	10,133
Investment securities	578	1,257
Deferred income taxes, net	6,134	8,431
Goodwill	3,767	3,416
Identifiable intangible assets, net	13,062	12,930
Other assets	6,464	9,521

Total assets	$429,287	$465,738

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,189	$8,868
Accrued expenses	31,921	24,431
Deferred revenue, current portion	2,755	3,502

Total current liabilities	40,865	36,801
Long-term debt	144,745	225,000
Other non-current liabilities	13,750	11,075

Total liabilities	199,360	272,876

Commitments and contingencies
Shareholders’ Equity
Preferred stock, $1.00 par value Authorized shares—6,000,000 Issued and outstanding shares—none	—	—
Common stock, $0.01 par value Shares authorized—50,000,000 Issued and outstanding shares:
As of December 31, 2008—17,054,697
As of December 31, 2007—16,746,017	171	167
Treasury stock	(133)	(133)
Additional paid-in capital	253,028	236,291
Accumulated deficit	(24,307)	(44,893)
Accumulated other comprehensive income	1,168	1,430

Total shareholders’ equity	229,927	192,862

Total liabilities and shareholders’ equity	$429,287	$465,738

See accompanying notes to the consolidated financial statements.

SONOSITE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2008	2007	2006
Revenue	$243,524	$205,068	$171,083
Cost of revenue	73,715	62,505	49,673

Gross margin	169,809	142,563	121,410
Operating expenses:
Research and development	28,698	25,872	20,183
Sales, general and administrative	118,679	112,240	97,391

Total operating expenses	147,377	138,112	117,574
Other income and expense:
Interest income	9,089	9,662	3,683
Interest expense	(9,009)	(4,371)	—
Gain on convertible note repurchase	15,684	—	—
Other	(4,113)	1,274	294

Total other income, net	11,651	6,565	3,977

Income before income taxes	34,083	11,016	7,813
Income tax provision	13,497	4,132	582

Net income	$20,586	$6,884	$7,231

Net income per share:
Basic	$1.22	$0.41	$0.44

Diluted	$1.18	$0.40	$0.43

Weighted average common and potential common shares outstanding:
Basic	16,892	16,621	16,274

Diluted	17,486	17,168	16,857

See accompanying notes to the consolidated financial statements.

SONOSITE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2008	2007	2006
Operating activities:
Net income	$20,586	$6,884	$7,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,125	4,290	3,118
Stock-based compensation	8,709	6,809	7,328
Deferred income tax provision	8,929	1,933	220
Amortization of net premiums (discounts) on investment securities	(169)	(1,043)	(386)
Amortization of debt issuance costs	1,001	520	—
Accretion of contingent purchase consideration	900	330	—
Excess tax benefit from stock-based compensation	(1,025)	(630)	(2,006)
Loss on sale of property and equipment	—	—	49
Net loss (gain) on investments	47	10	(5)
Investment other-than-temporary impairment	720	160	—
Gain on convertible note repurchase	(15,684)	—	—
Gain on legal settlements	(643)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(6,273)	(6,994)	(9,400)
Inventories	194	(6,210)	(1,866)
Prepaid expenses and other assets	1,391	(2,210)	(593)
Accounts payable	(2,624)	3,009	2,289
Accrued expenses	10,014	8,939	3,237
Deferred liabilities	(1,027)	429	1,574

Net cash provided by operating activities	29,171	16,226	10,790
Investing activities:
Purchase of investment securities	(248,124)	(418,417)	(93,963)
Proceeds from sales/maturities of investment securities	298,514	339,806	97,091
Purchase of property and equipment	(2,841)	(3,341)	(5,521)
Proceeds from sale of property and equipment	—	—	75
Purchase of LumenVu, Inc.	—	(3,498)	—
Earn-out consideration for SonoMetric Health, Inc.	(921)	(654)	(797)

Net cash provided by (used in) investing activities	46,628	(86,104)	(3,115)
Financing activities:
Excess tax benefit from stock-based compensation	1,025	630	2,006
Purchase of treasury stock	—	(133)	—
Proceeds from exercise of stock options and employee stock purchase plan	4,551	5,597	10,161
Proceeds from issuance of convertible senior notes, net	—	217,606	—
Repurchase of convertible debt	(62,406)	—	—
Purchase of call options	—	(28,612)	—
Proceeds from sale of call options	6,417	—	—
Proceeds from issuance of warrants	—	19,546	—
Purchase of warrants	(5,934)	—	—

Net cash (used in) provided by financing activities	(56,347)	214,634	12,167
Effect of exchange rate changes on cash and cash equivalents	1,105	(1,728)	(978)

Net change in cash and cash equivalents	20,557	143,028	18,864
Cash and cash equivalents at beginning of year	188,701	45,673	26,809

Cash and cash equivalents at end of year	$209,258	$188,701	$45,673

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,777	$1,182	$102

Cash paid for interest	$9,323	$—	$—

See accompanying notes to the consolidated financial statements.

SONOSITE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands, except shares)

	Common Stock		Treasury Stock		Additional paid-in capital	Deferred stock compensation	Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	15,872,078	$159	—	$—	$212,709	$(2,671)	$(59,008)	$853	$152,042
Comprehensive income:
Net income	—	—	—	—	—	—	7,231	—	7,231
Net unrealized gain on investment securities, net of tax of $75	—	—	—	—	—	—	—	115	115
Less reclassification adjustment for loss included in net income	—	—	—	—	—	—	—	(5)	(5)
Foreign currency translation adjustment	—	—	—	—	—	—	—	294	294

Comprehensive income									7,635
Effect of adoption of SFAS 123R	—	—	—	—	(2,671)	2,671	—	—	—
Exercise of stock options and employee stock purchase plan	569,099	5	—	—	10,156	—	—	—	10,161
Tax benefit from exercise of stock options	—	—	—	—	3,828	—	—	—	3,828
Stock-based compensation	—	—	—	—	7,365	—	—	—	7,365

Balance at December 31, 2006	16,441,177	164	—	—	231,387	—	(51,777)	1,257	181,031
Comprehensive income:
Net income	—	—	—	—	—	—	6,884	—	6,884
Net unrealized gain on investment securities, net of tax of $77	—	—	—	—	—	—	—	141	141
Less reclassification adjustment for gain included in net income	—	—	—	—	—	—	—	(10)	(10)
Foreign currency translation adjustment	—	—	—	—	—	—	—	42	42

Comprehensive income									7,057
Treasury stock	—	—	(4,560)	(133)	—	—	—	—	(133)
Exercise of stock options and employee stock purchase plan	309,400	3	—	—	5,594	—	—	—	5,597
Tax benefit from exercise of stock options	—	—	—	—	999	—	—	—	999
Tax benefit related to original issue discount on the convertible senior notes	—	—	—	—	573	—	—	—	573
Stock-based compensation	—	—	—	—	6,804	—	—	—	6,804
Purchase of convertible bond call option	—	—	—	—	(28,612)	—	—	—	(28,612)
Proceeds from issuance of warrants	—	—	—	—	19,546	—	—	—	19,546

Balance at December 31, 2007	16,750,577	167	(4,560)	(133)	236,291	—	(44,893)	1,430	192,862

SONOSITE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands, except shares)

(continued)

	Common Stock		Treasury Stock		Additional paid-in capital	Deferred stock compensation	Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity
	Shares	Amount	Shares	Amount
Comprehensive income:
Net income	—	—	—	—	—	—	20,586	—	20,586
Net unrealized gain on investment securities, net of tax of $118	—	—	—	—	—	—	—	248	248
Less reclassification adjustment for gain included in net income	—	—	—	—	—	—	—	(47)	(47)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(463)	(463)

Comprehensive income									20,324
Exercise of stock options and employee stock purchase plan	260,254	3	—	—	4,548	—	—	—	4,551
Tax benefit from stock-based compensation	—	—	—	—	865	—	—	—	865
Tax benefit related to original issue discount on the convertible senior notes	—	—	—	—	1,231	—	—	—	1,231
Tax benefit related to cancelation of debt	—	—	—	—	1,369	—	—	—	1,369
Stock-based compensation	—	—	—	—	8,676	—	—	—	8,676
Restricted stock units vested, net of 13,574 shares retired	48,426	1	—	—	(435)	—	—	—	(434)
Sale of call option	—	—	—	—	6,417	—	—	—	6,417
Repurchase of warrants	—	—	—	—	(5,934)	—	—	—	(5,934)

Balance at December 31, 2008	17,059,257	$171	(4,560)	$(133)	$253,028	$—	$(24,307)	$1,168	$229,927

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

2. Summary of Significant Accounting Policies

Basis of presentation and use of estimates

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of SonoSite, Inc., and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management must make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Accounts receivable

In the ordinary course of business, we grant credit to a broad customer base. Of the accounts receivable balance at December 31, 2008, 66% and 34% were receivable from international and domestic customers, prior to any allowance for doubtful accounts. The same percentages as of December 31, 2007 were 60% and 40% prior to any allowance for doubtful accounts.

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

We utilize foreign currency forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable denominated in foreign currencies. These contracts did not qualify for hedge accounting and accordingly are marked-to-market with changes in fair value recorded in non-operating income.

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

Revenue recognition

We recognize revenue on products and accessories when goods are shipped under an agreement with a customer, risk of loss and title have passed to the customer, sales returns are estimable and collection of any resulting receivable is reasonably assured. For service contracts, revenue is recognized as services are provided or over the term of the contract. Revenue is recorded net of any discounts, trade-in allowances, and estimated returns. We estimate returns by reviewing our historical returns, considering customer reaction to new product introductions and current economic conditions. We make product upgrades available for purchase to our customers.

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

Warranty expense

We accrue estimated warranty expense at the time of sale for costs expected to be incurred under our product warranties. This provision for warranty expense is made based upon our historical product failure rates and service repair costs using management’s judgment. Our warranty period is five years for the MicroMaxx system, M-Turbo system and S Series ultrasound tools, with certain exceptions. Our warranty period for our other products is one year. The warranty is included with the original purchase. In addition to a standard warranty, we offer extended warranty and service agreements for coverage beyond the standard warranty period or coverage above what is covered by a standard warranty. Those service agreements are recorded as deferred revenue.

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

Advertising costs

We expense costs for advertising and promotional activities as incurred. Advertising and promotional expenses for the years ended December 31, 2008, 2007 and 2006 were $9.4 million, $10.2 million, and $11.7 million.

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

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

The determination of our provision for income taxes requires judgment, the use of estimates, and the interpretation and application of complex tax laws. Judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in our financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities. When facts and circumstances change, we reassess these probabilities and record any changes in the financial statements as appropriate.

Stock-based compensation

We recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards. For stock options, we utilize the Black-Scholes option pricing model to estimate the fair value of employee stock-based compensation at the date of grant, which requires the input of subjective assumptions, including expected volatility, expected life, and expected term. We estimate volatility by considering our historical stock volatility. We estimate expected term based on historical trends. Further, we estimate future forfeitures for both stock options and restricted stock units granted, which are not expected to vest. We estimate forfeitures using historical forfeiture trends, employee turnover rates as well as our judgment of future forfeitures. Our estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from our estimate.

Net income per share

Basic net income per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Potentially dilutive common equivalent shares consist of common stock issuable upon exercise of stock options and warrants or upon vesting of restricted stock units using the treasury stock method. Diluted net income per share would also be impacted to reflect shares issuable upon conversion of our convertible senior notes if our share price exceeds $38.20 per share. The call option we purchased is anti-dilutive and, therefore, excluded from the calculation of diluted net income per share.

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007	2006
Net income	$20,586	$6,884	$7,231

Weighted average common shares outstanding used in computing basic net income per share	16,892	16,621	16,274
Effect of dilutive stock options and restricted stock units	594	547	583

Weighted average common and potential common shares outstanding used in computing diluted net income per share	17,486	17,168	16,857

Net income per share:
Basic	$1.22	$0.41	$0.44
Diluted	$1.18	$0.40	$0.43

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

The following common shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2008	2007	2006
Stock options and restricted stock	608	462	344
Warrants outstanding (1)	1,497	2,500	—

Total common shares excluded from diluted net income per share	2,105	2,962	344

(1)	As further detailed in note 10, Convertible senior notes, in July 2007 we issued warrants to purchase up to 2.5 million shares of our common stock with a strike price of $46.965, which are anti-dilutive since the strike price of the warrants is greater than the market price of our common stock. In 2008, we repurchased warrants that were for the purchase of up to 1.0 million shares.

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

The following are the components of accumulated other comprehensive income at December 31 (in thousands):

	2008	2007	2006
Net unrealized gain (loss) on investments, net of tax	$118	$(83)	$(214)
Cumulative translation adjustments	1,050	1,513	1,471

Total accumulated other comprehensive income	$1,168	$1,430	$1,257

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

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business and establishes the use of the acquisition method for business combinations. This method requires all assets and liabilities, including goodwill, of an acquired business to be measured at fair value

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

on the acquisition date. Among other things, the standard requires entities to expense most transaction and restructuring costs; establishes fair value measurement for contingent consideration in earnings; and requires capitalization of in-process research and development. The standard also modifies the recording and presentation of deferred taxes. SFAS No. 141(R) will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009. Our adoption of SFAS No. 141(R) is not expected to materially impact our consolidated financial position, results of operations or liquidity when it becomes effective. Subsequent to our adoption of SFAS No. 141(R), the resolution of existing balances related to uncertain tax positions from prior acquisitions that differ from previously recorded amounts will be adjusted through earnings.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements, including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, to identify earnings attributable to noncontrolling interests reported as part of consolidated earnings, and to measure gain or loss on the deconsolidated subsidiary based upon the fair value of the noncontrolling equity investment. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We believe that the adoption of SFAS 160 will not have a material effect to its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures regarding an entity’s derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 will not have an impact on our financial position, results of operations or liquidity.

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

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized. APB 14-1 requires bifurcation of a component of the conversion option, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of income. APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented. APB 14-1 is effective as of the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. Early adoption is not permitted. As a result of adopting APB 14-1 in 2009, we expect to recognize additional non-cash interest expense of approximately $7 million for 2008 and approximately $4 million for 2007

3. Technology Transfer and License Agreement with ATL

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

Our license from ATL had a royalty equivalent to a percentage of the net sales of ultrasound products under fifteen pounds that use ATL technology, until the royalty payments expired on September 21, 2007. For the years ended December 31, 2007 and 2006, we incurred a royalty expense to ATL of $1.5 million and $2.2 million, which is included in cost of revenue. There was no royalty expense to ATL in 2008.

4. Cash, cash equivalents and investment securities

The following table summarizes our cash, cash equivalents and investment securities at fair value (in thousands):

	As of December 31,
	2008	2007
Cash	$13,921	$13,478
Cash equivalents:
U.S. Government and agencies	—	54,683
Corporate bonds	59,947	109,255
Money market accounts	135,390	11,285

Total cash and cash equivalents	$209,258	$188,701

Investment securities:
Short-term	$69,882	$119,873

Long-term	$578	$1,257

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Cash, cash equivalents and investment securities—(Continued)

As of December 31, 2008 and 2007, we had $2.8 million and $12.6 million invested in Columbia Strategic Cash Portfolio, which is in the process of liquidation. In our judgment this investment, which is classified as a money market account, has experienced a decline in fair value that is other than temporary, accordingly we have recognized an impairment loss in 2008 of $0.7 million and in 2007 of $0.2 million. Distributions from this portfolio are solely at the discretion of the portfolio manager. We anticipate that $2.2 million will be distributed from this portfolio during 2009, which is recorded as a short-term investment and $0.6 million will be distributed after 2009, which is recorded as a long-term investment. All other investments will mature in 2009.

The amortized cost, gross unrealized holding gains and losses and fair value of investment securities classified as available-for-sale securities as of December 31 were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
2008:
Cash equivalents:
Corporate bonds	$59,829	$118	$—	$59,947
Money market accounts	135,390	—	—	135,390

Total cash equivalents	$195,219	$118	$—	$195,337

Short-term:
Corporate bonds	$67,129	$234	$—	$67,363
Money market accounts	2,187	—	—	2,187
Asset-backed securities	334	—	(2)	332

Total short-term investments	$69,650	$234	$(2)	$69,882

Long-term:
Money market accounts	$578	$—	$—	$578

Total long-term investments	$578	$—	$—	$578

2007:
Cash equivalents:
U.S. Government and agencies	$54,667	$16	$—	$54,683
Corporate bonds	109,248	16	(9)	109,255
Money market accounts	11,285	—	—	11,285

Total cash equivalents	$175,200	$32	$(9)	$175,223

Short-term:
U.S. Government and agencies	$22,382	$9	$—	$22,391
Corporate bonds	82,793	17	(3)	82,807
Money market accounts	11,317	—	—	11,317
Asset-backed securities	3,373	—	(15)	3,358

Total short-term investments	$119,865	$26	$(18)	$119,873

Long-term:
Money market accounts	$1,257	$—	$—	$1,257

Total long-term investments	$1,257	$—	$—	$1,257

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Cash, cash equivalents and investment securities—(Continued)

The following table summarizes our realized gains and losses on sales of investments for the years ended December 31 (in thousands):

	2008	2007	2006
Gains	$12	$8	$18
Losses	(59)	(18)	(13)

Realized gain (loss), net	$(47)	$(10)	$5

Short-term and long-term investments with unrealized losses as of December 31, 2008, consisted of the following (in thousands):

	Gross Unrealized Holding Losses	Fair Value
Loss position for more than 12 months:
Asset-backed securities	$2	$332

The gross unrealized losses of $2,000 on two securities as of December 31, 2008 and $27,000 on 17 securities as of December 31, 2007, were primarily caused by changes in interest rates. In 2008, a $0.7 million loss was recognized as an other-than-temporary impairment. In 2007, a $0.2 million loss was recognized as an other-than-temporary impairment and no loss was recognized for other-than-temporary impairments during 2006.

5. Fair Value Measurements

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. In accordance with FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, we will defer the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities until January 1, 2009. The adoption of SFAS 157 did not have a material impact on our fair value measurements. We do not believe the adoption of SFAS 157 for non-financial assets and liabilities will have a significant impact on our future consolidated financial statements. Fair value measurements consisted of the following:

		Fair Value Measurements
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities	$70,460	$67,695	$—	$2,765
Long-term debt	$144,745	$103,131	$—	$—

Investment securities are measured at fair value using quoted market prices, with the exception of our investment in the Columbia Strategic Cash Portfolio, which is in the process of liquidation. This investment is measured at fair value, which we estimate approximates the net asset value of the portfolio provided by the portfolio manager. The portfolio manager has measured net asset value based upon quoted market prices and quoted prices of comparable securities, as well as good faith estimates. Long-term debt is measured at fair value for disclosure only using quoted market prices. There were no changes to the valuation techniques during 2008.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Fair Value Measurements—(Continued)

The following table summarizes the 2008 activity of our level 3 investment securities:

Fair value measurements of Level 3 investments

Year Ended December 31, 2008
Balance, at beginning of period	$12,574

Total losses (realized or unrealized):
Included in other income (loss)	(767)
Sales and settlements	(9,042)

Balance, December 31, 2008	$2,765

Losses included in other income (loss) attributable to the change in unrealized losses relating to assets still held	$(538)

6. Financial statement detail as of December 31, 2008 and 2007

Inventories consisted of the following (in thousands):

	2008	2007
Raw material	$10,007	$10,710
Demonstration inventory	8,198	7,601
Finished goods	10,910	11,429

Total inventories	$29,115	$29,740

Property and equipment consisted of the following (in thousands):
	2008	2007
Equipment, other than computer	$16,089	$14,304
Software	6,661	7,089
Computer equipment	4,751	4,906
Furniture and fixtures	3,210	3,170
Leasehold improvements	3,554	3,512

	34,265	32,981
Less accumulated depreciation and amortization	(25,310)	(22,848)

Total property and equipment, net	$8,955	$10,133

Depreciation expense for the years ended December 31, 2008, 2007, and 2006 was $4.0 million, $4.0 million and $2.7 million.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Financial statement detail as of December 31, 2008 and 2007—(Continued)

Accrued expenses consisted of the following (in thousands):

	2008	2007
Payroll and related	$14,100	$10,024
Taxes	3,634	1,934
Outside services	1,248	2,060
Warranty, current portion	2,074	1,243
Accrued interest	2,487	3,866
Foreign exchange settlement	3,231	—
Other	5,147	5,304

Total accrued expenses	$31,921	$24,431

Other non-current liabilities consisted of the following (in thousands):

	2008	2007
Contingent purchase consideration	$5,186	$4,286
Deferred rent	1,746	1,791
Warranty liability, net of current portion	5,020	2,802
Deferred revenue, net of current portion	1,367	2,073
Other	431	123

Total deferred liabilities	$13,750	$11,075

We have classified amounts of our warranty liability as non-current based upon our estimated timing of repair costs. The warranty liability is summarized as follows (in thousands):

	Beginning of year	Charged to cost of revenue	Applied to liability	End of year
Year ended December 31, 2008	$4,045	$4,773	$(1,724)	$7,094
Year ended December 31, 2007	$2,318	$3,160	$(1,433)	$4,045
Year ended December 31, 2006	$995	$2,397	$(1,074)	$2,318

7. Acquisitions

In July 2007, we acquired all of the outstanding stock of LumenVu, Inc. (“LumenVu”), a private development stage company that developed, in conjunction with a leading academic research institution, a patented technology to improve the accuracy of catheter placement. We acquired technology that is a real-time bedside catheter tip visualization system that can be used to improve accuracy of catheter placements. This technology eliminates guesswork by the clinician in ‘blind’ placements. It couples near infrared light with standard catheter technology, utilizing an optical waveguide that is combined with a guidewire and aligned with the tip of a conventional catheter. A laser diode is used to send near infrared light down the waveguide, lighting up the tip. As the catheter is positioned, a specialized camera captures light from the tip of the guidewire and images are projected real-time onto a monitor positioned by the patient’s bedside. The technology was exclusively licensed to LumenVu by a leading academic research institution. During 2010, we intend to integrate this technology in a new product line that can be sold along with existing product lines in certain clinical markets.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Acquisitions—(Continued)

The results of LumenVu’s operations were included in our consolidated financial statements since the date of the acquisition. The acquisition, which was an asset purchase, had a purchase price that consisted of cash consideration of $2.9 million, note receivable forgiveness of $0.1 million, assumed liabilities of $0.6 million, which were paid at closing, and contingent future cash payments of $10.0 million, which had an estimated fair value of $4.0 million at the date of acquisition. The future cash payments are contingent upon the continued development of the product and revenues recognized from the sale of products incorporating this technology. The liability for contingent consideration is accreted to operating expenses over the expected payment period. During 2008 and 2007, we recorded $0.9 million and $0.3 million, respectively, of accretion expense. Based on the fair value of assets acquired $11.8 million was allocated to an intangible technology asset, which will be amortized over ten years commencing with sales of products incorporating this technology. No amortization expense has been recorded in 2008 or 2007. Since the amortization of this intangible technology asset is not deductible for tax purposes we have recorded a deferred tax liability of $4.3 million. Additionally, we recorded a deferred tax asset associated with net operating losses of LumenVu of $0.2 million.

In May 2004, we acquired 100% of the outstanding common shares of SonoMetric Health, Inc. (“SonoMetric”). The results of SonoMetric’s operations have been included in our consolidated financial statements since that date. We purchased all of SonoMetric’s outstanding common shares for an immediate cash payment of $1.5 million, plus future cash payments of up to $4.5 million contingent upon the amount of revenue recognized from the sale of the purchased software over the five-year period following the closing date of the acquisition. We accrued contingent payments of $0.4 million and $1.0 million as of December 31, 2008 and 2007, respectively, as a result of revenue recognized on the sale of the software. These contingent payments, which expire in April 2009, are recorded as additional goodwill.

8. Goodwill and other intangible assets

As of December 31, 2008 and 2007, goodwill was $3.8 million and $3.4 million, respectively. As of December 31, 2008 intangible assets subject to amortization, which collectively had a remaining weighted average useful life of 10.8 years, were $12.5 million, net of accumulated amortization of $1.6 million. As of December 31, 2007 intangible assets subject to amortization were $12.4 million, net of accumulated amortization of $1.4 million. Amortization expense of $0.2 million, $0.3 million and $0.4 million related to intangible assets was recorded for the years ended December 31, 2008, 2007 and 2006. Amortization expense of intangible assets is estimated to be $0.2 million in 2009, $1.4 million in 2010, $1.3 million in 2011, and $1.2 million in 2012. As of December 31, 2008 and 2007, indefinite-lived intangible assets were $0.5 million. During the fourth quarter of 2008, we completed our annual impairment assessment of our goodwill and indefinite-lived intangible assets and determined that they were not impaired.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Hedging activities

During 2008 the currencies hedged were the British pound, the European Union euro, the Japanese yen, the Australian dollar and the Canadian dollar. As of December 31, 2008, we had $55.6 million in notional amount of foreign currency forward and participating forward contracts. The fair value of these contracts as of December 31, 2008 was not material to our results of operations or financial position. These contracts expire on January 31, 2009 and serve as economic hedges of a substantial portion of our intercompany balances denominated in a currency other than the USD. The recognized gains and losses, which are included in other income on the consolidated statement of income, of foreign currency hedge contracts and the intercompany receivables are as follows (in thousands):

	2008	2007	2006
Foreign currency hedges	$217	$(2,119)	$(1,103)
Intercompany receivables	(2,649)	3,565	1,470

Net (loss) gain from foreign currency	$(2,432)	$1,446	$367

10. Convertible senior notes

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

In connection with the offering, we used a portion of the offering proceeds to enter into a convertible note hedge transaction whereby we purchased a call option for up to 2.5 million shares of our common stock at a price of $38.1982 per share. These options, which hedge approximately 42% of the risk of additional share issuance, expire on July 15, 2014 and must be settled in net shares. The cost of the call option was $28.6 million and has been recorded as a reduction to stockholders’ equity. The tax benefit from the deduction related to the purchase of the call option as part of the convertible note hedge transaction is recorded to additional paid in capital over the term of the hedge transaction.

Additionally, to partially offset the cost of the convertible note hedge transaction, we sold warrants to purchase up to 2.5 million shares of our common stock at a price of $46.965 per share. The warrants expire on various dates from October 15, 2014 through the 60th scheduled trading day following October 15, 2014 and must be settled in net shares. We received approximately $19.5 million in cash proceeds from the sales of these warrants and they were recorded as an increase to stockholders equity.

We pay cash interest on the Notes at an annual rate of 3.75%, payable semi-annually on January 15 and July 15 of each year, which began on January 15, 2008. Debt issuance costs of approximately $7.1 million are being amortized to interest expense over the term of the Notes, which have no restrictive covenants, and have been included in other assets in our consolidated balance sheet.

The net proceeds from the issuance of the Notes, net of issuance costs, the convertible note hedge transaction, and the warrant transaction were $208.5 million.

In the fourth quarter of 2008, we repurchased $80.3 million in principal amount of our senior convertible notes for $62.4 million. As a result of these repurchases, we recorded a gain, net of deferred financing costs and costs to complete the repurchase transaction, of $15.7 million in other income. The payment received from

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Convertible senior notes—(Continued)

partially unwinding the associated convertible note hedges resulted in proceeds to us of approximately $6.4 million, offset by $5.9 million we paid for the repurchase of warrants. The transaction also resulted in a write off of $2.2 million of debt issuance costs. Following the repurchases, debt issuance costs approximated $3.9 million.

Holders of our remaining outstanding Notes may convert their Notes based on an initial conversion rate of 26.1792 shares of our common stock per $1,000 principal amount of notes, subject to adjustment, at their option at any time prior to April 15, 2014 under the following circumstances: (1) during any fiscal quarter beginning after September 30, 2007 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day of such preceding fiscal quarter; (2) during the five business day period after any ten consecutive trading day period in which the trading price per note for each day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions. On or after April 15, 2014, holders may convert their Notes at any time prior to the close of business on the third scheduled trading day immediately preceding the maturity date.

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

Upon issuance of the Notes, we evaluated the notes using the “Working Draft of AICPA Technical Practice Aid” (“Technical Practice Aid”) prepared by the Convertible Debt, Convertible Preferred Shares, Warrants, and Other Equity-Related Financial Instruments Task Force to consider whether the conversion option on the Notes met the criteria to preclude recognition as a debt discount.

First we concluded that the economic characteristics and risks of the embedded derivative are not clearly and closely related to the host contract. Also, we determined the host contract would not be remeasured at fair value with changes reported in earnings. Further, we concluded that the conversion option would meet the characteristics of a derivative instrument if it were a separate instrument.

Since the conversion option spread is solely indexed to our stock; will be paid entirely in our stock; and is not considered a conventional instrument due to the existence of a “make whole” premium, we evaluated whether the conversion feature should be bifurcated. All the conditions for equity classification were met. We therefore concluded the conversion feature should be equity classified and not recorded as a standalone derivative, and thus the conversion feature was exempt from bifurcation.

As a result, we recorded the Notes and conversion option as a single instrument with no debt discount.

We evaluated our call options and warrants using the Technical Practice Aid. In doing so we considered whether the call options and warrant were mandatorily redeemable or had an obligation to repurchase. Also, we gave consideration to whether these transactions were part of an integrated transaction.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Convertible senior notes—(Continued)

We do not consider the call options and warrant transactions to be integrated with our senior convertible notes. Neither the call options nor warrant transaction were required with issuance of our notes. These were separate transactions entered into with counterparties different than the note holders. Additionally, the call options and warrant transaction were effective for the Notes issued in the initial issuance but not the over-allotment issuance.

We concluded the instruments are not in the form of shares that are mandatorily redeemable nor do the instruments embody an obligation for the Company to repurchase its own equity shares by transferring assets.

Additionally, the purchased call and the warrant are not financial instruments that shall be classified as a liability as the monetary value of any obligation related to the instruments is not based solely or predominantly on any of the following:

1. A fixed monetary amount known at inception: the warrant settlement is not based on a fixed monetary amount.

2. Variations in something other than the fair value of the issuer’s shares: the ultimate settlement amount is determined directly based on the fair value of the Company’s shares when exercised.

3. Variations inversely related to the changes in the fair value of the issuer’s equity shares: this is not applicable, as the settlement value is directly, not inversely, related to the fair value of the shares.

Since we concluded that neither instrument required liability or asset classification, the evaluation of these instruments was made whether they qualify for equity classification.

The call option, only net-share settleable, is therefore classified as equity. The warrant, also only net-share settleable, is therefore equity classified.

11. Shareholders’ equity

Stock compensation plans

At December 31, 2008, we had six stock-based employee compensation plans: the 1998 Nonofficer Employee Stock Option Plan (“1998 NOE Plan”), the 1998 Stock Option Plan (“1998 Plan”), the Nonemployee Director Stock Option Plan (“Director Plan”), the Management Incentive Compensation Plan (“MIC Plan”), the Amended and Restated 2005 Stock Incentive Plan (“2005 Plan”), and the 2005 Employee Stock Purchase Plan (“2005 ESPP Plan”).

Total stock-based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 consisted of the following (in thousands):

	2008	2007	2006
Stock options	$1,978	$2,968	$4,027
Restricted stock units	6,105	3,298	2,709
Employee stock purchase plan	626	543	592

Total stock-based compensation	$8,709	$6,809	$7,328

The related deferred tax benefit was $3.0 million, $2.3 million and $2.2 million for the years ended December 31, 2008, 2007 and 2006. The amount of stock-based compensation capitalized to inventory was not material as of December 31, 2008 or 2007.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Shareholders’ equity—(Continued)

Under the 1998 NOE Plan, 1998 Plan, MIC Plan, 2005 Plan, and option grants outside our stock option plans, as of December 31, 2008, 7,240,000 total shares of common stock were authorized primarily for issuance upon exercise of stock options at prices equal to the fair market value of our common shares at the date of grant. As of December 31, 2008, 2,387,927 of those shares granted under the plans were still outstanding, and 1,004,792 shares were still available for grant under these stock option plans. In most cases, stock options vest 25% after one year of employment and then monthly over the next three years, and grants made to employees after their first year of employment vest monthly over four years. Certain stock options vest 25% each year over a four year vesting period. All options have either a seven or ten year term from the grant date.

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

The 2005 ESPP Plan, which qualifies under Section 423 of the Internal Revenue Code, permits all U.S. based employees to purchase shares of our common stock. Participating employees may purchase common stock through payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. As of December 31, 2008 1,000,000 shares of common stock were authorized for issuance under the 2005 ESPP Plan. During the years ended December 31, 2008, 2007 and 2006, 95,248, 74,501 and 76,907 shares of common stock were issued under this plan, respectively.

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

The fair value for stock option awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2008, 2007 and 2006:

	Stock Options			ESPP
	2008	2007	2006	2008	2007	2006
Expected term (in years)	5.0	5.0	4.6	0.5	0.5	0.5
Expected stock price volatility	34%	38%	41%	41%	28%	29%
Risk-free interest rate	2.7%	4.7%	4.6%	1.5%	4.5%	5.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Weighted average fair value of options granted	$7.55	$12.13	$16.45	$6.92	$7.70	$7.92

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of our

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Shareholders’ equity—(Continued)

stock over the historical period commensurate with the expected term assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. We have not paid dividends in the past and do not plan to pay any dividends in the near future.

Summary of stock option activity

The following table presents summary stock option activity for the year ended December 31, 2008 (shares presented in thousands):

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)
Outstanding, beginning of year	1,461	$25.79
Granted	603	$21.60
Exercised	(165)	$15.22
Forfeited	(167)	$32.13
Expired	(19)	$40.52

Outstanding, end of year	1,713	$24.54	4.80	$2,076

Exercisable, end of year	1,236	$26.63	4.03	$1,179

The aggregate intrinsic value in the table above is based on our stock price of $18.67 on December 31, 2008, which would have been received by the optionees, without reduction for applicable income taxes, had all options been exercised on that date. As of December 31, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was $2.6 million, which is expected to be recognized over a weighted average period of approximately 3.5 years. During the years ended December 31, 2008, 2007 and 2006, the total intrinsic value of stock options exercised was $3.0 million, $3.6 million and $11.1 million, respectively.

We issue new shares of common stock upon exercise of stock options.

The following is a summary of stock options outstanding as of December 31, 2008 (shares presented in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$10.70–$16.43	300	3.28	$14.85	300	$14.85
$16.44–$16.49	403	6.89	$16.44	0	$0.00
$16.50–$28.24	347	4.56	$22.28	337	$22.10
$28.25–$38.96	421	4.44	$31.90	376	$31.88
$38.97–$40.58	242	4.16	$40.48	223	$40.47

	1,713	4.80	$24.54	1,236	$26.63

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Shareholders’ equity—(Continued)

Restricted stock units

We have granted restricted stock unit (RSU) awards to employees under the 1998 Plan and 2005 Plan. Generally, the vesting period for our RSU awards is three years from the date of grant. As of December 31, 2008, total unrecognized stock-based compensation expense related to nonvested RSU awards was $6.3 million, which is expected to be recognized over a weighted average period of approximately 1.4 years.

The following table presents summary RSU award activity for the year ended December 31, 2008 (shares presented in thousands):

	Shares	Weighted average grant date fair value
Non-vested, beginning of period	493	$35.06
Granted	295	$23.91
Forfeited	(51)	$31.46
Vested	(62)	$35.14

Non-vested, end of period	675	$30.50

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

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Income taxes

The components of income before income taxes are as follows (in thousands):

	2008	2007	2006
U.S. operations	$32,608	$7,968	$5,334
Foreign operations	1,475	3,048	2,479

Total income before income taxes	$34,083	$11,016	$7,813

The components of income tax provision (benefit) are as follows (in thousands):
	2008	2007	2006
Current:
U.S. Federal	$1,985	$536	$170
State and local	1,175	466	77
Foreign	1,408	1,197	115

Total Current	4,568	2,199	362

Deferred:
U.S. Federal	9,436	1,419	1,931
State and local	(108)	20	141
Foreign	(399)	494	(1,852)

Total Deferred	8,929	1,933	220

Total income tax provision	$13,497	$4,132	$582

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the net income or loss. The sources and tax effects of the differences for the years ended December 31 are as follows:

	2008	2007	2006
U.S. federal tax expense at statutory rates	35.0%	35.0%	34.0%
State income taxes, net of federal benefit	2.0%	1.6%	1.9%
Meals and entertainment and other non-deductible expenses	0.4%	1.3%	1.6%
Expiring state net operating losses	—	—	1.3%
Research and experimentation credits	(1.2)%	(3.3)%	(2.5)%
Foreign tax rates	0.4%	1.8%	1.2%
Deferred tax rate change	0.1%	(2.9)%	(0.2)%
Other	2.9%	4.0%	1.7%
Valuation allowance changes and tax uncertainties	—	—	(31.6)%

Effective tax rate	39.6%	37.5%	7.4%

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Income taxes—(Continued)

Deferred tax assets and deferred tax liabilities are comprised of the following at December 31 (in thousands):

	2008	2007
Deferred tax assets:
Domestic net operating loss carryforwards	$—	$10,666
Foreign net operating loss carryforwards	634	608
Research and experimentation tax credit carryforwards	2,280	2,866
Allowances and accruals not recognized for tax purposes	9,649	5,488
Stock-based compensation	6,108	4,661
Depreciation	576	331
Other	939	1,477

Gross deferred tax assets	20,186	26,097
Deferred tax liabilities:
Intangibles and amortization	(4,697)	(4,643)

Net deferred tax assets	$15,489	$21,454

The valuation allowance was zero as of December 31, 2008 and 2007. The valuation allowance on foreign deferred tax assets was eliminated in 2006 because consideration of all relevant factors, including current operations and recent earnings history indicate that realization of the related deferred tax assets are now more likely than not to occur.

For income tax purposes, our results through the spin-off from ATL were included in the consolidated federal income tax return of ATL and, accordingly, the net operating loss (“NOL”) generated prior to the spin-off from ATL is not available to us for use in periods subsequent to that date. As of December 31, 2008 we have fully utilized the the US federal income tax NOL carryforwards. We have net foreign NOL carryforwards of $0.6 million, which are perpetual in nature. Additionally, we have research and experimentation tax credit carryforwards of $2.3 million that expire between 2018 and 2027.

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

Our unrecognized tax benefits at December 31, 2008 and 2007 relate to various foreign jurisdictions and U.S. tax credits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2008	2007
Beginning of year	$3.418	$3,225
Increases related to current year tax positions	92	92
(Decreases) increases related to foreign currency translation	(319)	158
Decreases related to change in foreign tax rate	—	(57)

End of year	$3,191	$3,418

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Income taxes—(Continued)

The entire $3.2 million of unrecognized tax benefits at December 31, 2008 would reduce income tax expense if ultimately recognized. We do not expect any significant increases or decreases to our unrecognized tax benefits within 12 months of this reporting date.

Interest and penalties incurred associated with unresolved income tax positions are included in income tax expense. Accrued interest and penalties are insignificant.

In the normal course of business, we are subject to examination by tax authorities throughout the world, including such major jurisdictions as the U.S., France, Japan, and United Kingdom. We are subject to U.S. federal, state and local, or non-U.S. income tax examinations for years after 2001. However, carryforward attributes that were generated prior to 2003 may still be adjusted by a taxing authority upon examination if the attributes have been or will be used in a future period.

13. Employee Benefit Plan

401(k) Retirement Savings Plan

All our employees in the U.S. are eligible to participate in our 401(k) Plan. Terms of the 401(k) Plan permit an employee to contribute up to a maximum of 16% of an employee’s annual compensation on a post-tax or pre-tax basis, up to the maximum permissible by the Internal Revenue Service during any plan year. At our discretion, we match each employee’s contribution in increments equivalent to 100% for the first 3% and 50% for the second 3% of the employee’s contribution percentage. In 2008, 2007 and 2006 we contributed $1.5 million, $1.2 million and $1.3 million in matching contributions to the 401(k) Plan in accordance with the plan’s terms. Employees immediately vest in the contributions the employee makes. Vesting in our contribution on behalf of the employee occurs at equal increments at the end of each year of the first five years of an employee’s service with us.

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

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Commitments and contingencies—(Continued)

Operating leases

We currently lease office and manufacturing space, automobiles and office equipment under operating leases. Future minimum lease payments are as follows (in thousands):

2009	$3,527
2010	3,065
2011	2,611
2012	2,303
2013	2,136
Thereafter	700

Total	$14,342

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $3.2 million, $3.2 million and $2.8 million.

Other commitments

In 2008, we entered into an agreement to contribute up to 12 systems to a research university. This pledge, which is to be donated over a four-year period, will commence in 2010.

In 2005, we entered into an agreement to contribute up to $1.0 million to a research university. This pledge, which is to be paid over a four-year period, is conditioned upon our election to make a payment on an annual basis. We have committed to contribute $0.1 million in 2009. In relation to these contributions, we expensed $0.3 million in 2008, $0.3 million in 2007, and $0.3 million in 2006.

As part of our agreements with our suppliers, suppliers may procure resources and material expected to be used for the manufacture of our product in accordance with our production schedule provided to them. In the event these items are not used in the quantities submitted as part of the production schedule or material becomes obsolete as a result of production timing, material changes or design changes, we may be responsible for compensating our suppliers for these procurements. As of December 31, 2008, these commitments were not significant.

At December 31, 2008 we maintained a deposit of $0.7 million with our bank in the United Kingdom as security for payment of customs and duties charges. At December 31, 2007 this amount was $1.0 million. These amounts are included in other long-term assets.

In the U.S., we have complemented our direct sales efforts by entering into group purchasing agreements with major healthcare group purchasing organizations (“GPO”). Typically, a GPO negotiates with medical suppliers, such as us, on behalf of the GPO’s member healthcare facilities, providing such members with uniform pricing and terms and conditions. In exchange, the GPO identifies us as a preferred supplier for its members. Member facilities participating in the GPO’s purchasing program can consist of hospitals, medical group practices, nursing homes, surgery centers, managed care organizations, long term care facilities, clinics and integrated delivery networks. These agreements require us to pay fees based on the amount of sales generated from these agreements. For the years ended December 31, 2008, 2007 and 2006, we recorded fees related to these agreements as sales and marketing expenses in the amounts of $2.1 million, $1.8 million and $1.4 million, respectively.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Commitments and contingencies—(Continued)

Contingencies

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

On May 15, 2007, GE Healthcare (“GE”) filed a lawsuit against us in the federal district court in the Western District of Wisconsin. The lawsuit alleged that certain of our products willfully infringed certain of GE’s U.S. patents relating to ultrasound technology. We filed a counterclaim against GE and certain of its affiliates, and filed an answer denying all of GE’s claims and alleging that the asserted patents are either invalid, not infringed, or both. In rulings issued on July 24, 2008, the trial judge granted summary judgment motions in our favor on five of the six patents that GE had asserted against us. The court ruled that one of the GE patents is invalid and that our products do not infringe the other four GE patents. The trial judge also granted summary judgment in GE’s favor on two of our four asserted patents finding that GE’s accused products did not infringe our asserted patents. On July 28, the parties filed a stipulation for dismissal without prejudice for the remaining claims and counterclaims for the three remaining patents that have yet to be ruled on by summary judgment in this case, thereby negating the need for a trial. On July 31, 2008, the court granted the parties’ request for dismissal of the remaining claims and counterclaims that had not been ruled on by the judge. The parties have appealed certain of the trial court’s summary judgment decisions and other rulings to the Court of Appeals for the Federal Circuit. We do not expect an appellate decision until the second half of 2009. It is possible that the Federal Circuit may vacate certain of the trial court’s rulings and remand them to the trial court for final resolution.

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

15. Related party transaction

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

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Segment reporting

We have one reportable segment. We market our products in the United States and internationally through our direct sales force and our indirect distribution channels. Our chief operating decision maker evaluates resource allocation decisions and our performance based upon revenue recorded in geographic regions and does not receive financial information about expense allocation on a disaggregated basis. Geographic regions are determined by the shipping destination. Revenue by geographic location for the years ended December 31 is as follows (in thousands):

	2008	2007	2006
United States	$116,677	$104,147	$89,732
Europe, Africa and the Middle East	72,202	58,955	48,940
Latin America and Canada	24,517	17,770	12,260
Asia Pacific	30,128	24,196	20,151

Total revenue	$243,524	$205,068	$171,083

Long-lived assets, excluding investment securities and deferred tax assets, included in other assets, by geographic location as of December 31 are as follows (in thousands):

	2008	2007
United States	$13,203	$16,848
International	2,217	2,806

Total long-lived assets	$15,420	$19,654

17. Subsequent Events

In 2009, we repurchased $25.0 million in principal amount of our senior convertible notes for $20.5 million. Following these repurchases, $119.7 million of principal in convertible notes is outstanding. We expect to record a gain, net of related deferred financing costs and costs to complete the repurchase transactions, in the first quarter of 2009. In connection with the recent repurchase of our senior convertible notes, the associated convertible note hedges and a corresponding number of warrant positions will be unwound. The payment received from unwinding the associated convertible note hedges, less the cost of the warrant transaction, will result in net proceeds to us of approximately $0.1 million.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Quarterly results—unaudited

	For the three months ended,
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2008:
Revenue	$52,499	$59,230	$61,633	$70,162
Cost of revenue	14,659	17,741	18,562	22,753
Gross margin	37,840	41,489	43,071	47,409
Operating expenses	35,446	36,146	33,051	42,734
Other income (loss)	(151)	(956)	(1,701)	14,460
Income tax provision	(998)	(1,863)	(3,593)	(7,044)

Net income	$1,245	$2,524	$4,726	$12,091

Net income per share:
Basic	$0.07	$0.15	$0.28	$0.71

Diluted	$0.07	$0.14	$0.27	$0.69

Shares used in computation of net income per share:
Basic	16,770	16,843	16,927	17,028

Diluted	17,406	17,456	17,592	17,511

2007:
Revenue	$42,795	$47,397	$50,041	$64,835
Cost of revenue	12,875	14,651	15,292	19,687

Gross margin	29,920	32,746	34,749	45,148
Operating expenses	32,168	31,276	35,089	39,579
Other income (loss)	1,302	1,272	2,469	1,522
Income tax (provision) benefit	383	(1,035)	(642)	(2,838)

Net income (loss)	$(563)	$1,707	$1,487	$4,253

Net income (loss) per share:
Basic	$(0.03)	$0.10	$0.09	$0.25

Diluted	$(0.03)	$0.10	$0.09	$0.25

Shares used in computation of net income (loss) per share:
Basic	16,494	16,606	16,657	16,723

Diluted	16,494	17,112	17,188	17,350

During the fourth quarter of 2008, we recorded a $3.0 million pre-tax charge associated with terminated acquisition talks and severance charges. We also recorded a pre-tax gain of $15.7 million in relation to the repurchase of our senior convertible notes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of December 31, 2008, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act), and they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 as required by the Exchange Act Rule 13a-15(c). Our management’s evaluation of our internal control over financial reporting concluded that, as of December 31, 2008, our internal controls over financial reporting were effective. In making this assessment, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting. Their report is included in Item 8. in the section titled “Reports of Independent Registered Public Accounting Firm.”

(c) Changes in internal control over financial reporting

During 2008, we continued to make improvements to our system of internal control and to review, revise, and improve the effectiveness of our internal controls. We have made no changes, other than the items noted below, in the Company’s internal controls over financial reporting in connection with our fourth quarter evaluation that would materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

During the fourth quarter of 2008, our tax resource, who had the background and expertise in the tax provision preparation process, resigned. We continue to use external resources to provide additional expertise related to accounting and reporting for income taxes.

ITEM 9B.	OTHER INFORMATION

For each of the executive officers named in the 2008 proxy statement under the heading “Executive Officers,” we have entered into change-in-control agreements. These agreements are substantially similar to each other. We will file the proxy statement within 120 days of December 31, 2008.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is included in our proxy statement for our 2009 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the headings “Election of Directors” and “Executive Officers.” We will file the proxy statement within 120 days of December 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is included in our proxy statement for our 2009 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Executive Compensation.” We will file the proxy statement within 120 days of December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is included in our proxy statement for our 2009 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management.” We will file the proxy statement within 120 days of December 31, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities may be issued to employees, directors, consultants, advisors or other persons in exchange for consideration in the form of services as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, restricted stock units, warrants and rights (a)		Weighted-average exercise price of outstanding options, restricted stock units, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,068,000	(1)	$16.80	1,005,000
Equity compensation plans not approved by security holders	320,000	(2)	$22.84	—

Total	2,388,000		$17.61	1,005,000

(1)	Issuable under our 1998 Stock Option Plan, Management Incentive Compensation Plan, Nonemployee Director Stock Option Adjustment Plan and 2005 Stock Incentive Plan. The plans are described in Note 10 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
(2)	Issuable under our 1998 Nonofficer Employee Stock Option Plan as described in Note 10 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Also includes 85,000 options outside of all plans issued to corporate officers, which are also described in Note 9 to the Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is included in our proxy statement for our 2009 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Certain Relationships and Related Transactions.” We will file the proxy statement within 120 days of December 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is included in our proxy statement for our 2009 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Fee Disclosures.” We will file the proxy statement within 120 days of December 31, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1)	Financial Statements—See “Index to Financial Statements” under Item 8 of this Report.

(2)	Financial Statement Schedule—Schedule II Valuation and Qualifying Accounts

Schedule II

Valuation and Qualifying Accounts

	Beginning of year	Expenses and adjustments	Write-offs	End of year
	(in thousands)
Accounts Receivable Allowances

Year ended December 31, 2008	$957	$1,492	$259	$2,190

Year ended December 31, 2007	$1,145	$1,536	$1,724	$957

Year ended December 31, 2006	$1,227	$1,500	$1,582	$1,145

(3) Exhibits.

Exhibit No.	Description
1.1(K)	Underwriting Agreement between J.P. Morgan Securities Inc. and the registrant dated July 10, 2007 (exhibit 1.1)

3.1(A)	Restated Articles of Incorporation of the registrant (exhibit 3.1)

3.2(D)	Amended and Restated Bylaws of the registrant (exhibit 3.1)

4.1(K)	First Supplemental Indenture between Wells Fargo Bank, NA and the registrant dated July 16, 2007 (exhibit 4.1)

4.2(M)	Amended and Restated Rights Agreement dated November 28, 2007 by and between the registrant and Computershare Trust Company N.A. (exhibit 4.1)

4.3(M)	Form of Rights Certificate (exhibit 4.2)

10.1(F)	1998 Stock Option Plan, as amended and restated (exhibit 10.1)

10.2(A)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 1998 Stock Option Plan (exhibit 10.2)

10.3(G)	1998 Nonofficer Employee Stock Option Plan, as amended and restated (exhibit 10.1)

10.4(D)	Nonemployee Director Stock Option Plan, as amended and restated (exhibit 10.3)

10.5(B)	Management Incentive Compensation Plan (exhibit 10.5)

10.6(A)	Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended (exhibit 10.9)

10.7(E)	Third Amendment to Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, dated as of March 10, 2000 (exhibit 10.9)

10.8(C)	Option Notice Agreement, dated July 17, 2000, between the registrant and Michael J. Schuh (exhibit 99.1)

10.9(H)	2005 Employee Stock Purchase Plan (exhibit 10.2)

10.10(I)	1998 Stock Option Plan Stock Option Award Agreement (exhibit 10.1)

10.11(J)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 2005 Stock Incentive Plan (exhibit 10.1)

10.12(J)	2005 Stock Incentive Plan Stock Option Agreement (Non Statutory) (exhibit 10.2)

10.13(J)	2005 Stock Incentive Plan Restricted Stock Unit Agreement (Non Statutory) (exhibit 10.3)

10.14(L)	Call Option Transaction Confirmation, dated as of July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, National Association (exhibit 10.1)

10.15(L)	Warrant Transaction Confirmation, dated as of July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, National Association (exhibit 10.2)

10.16(M)	Form of Partial Unwind Agreement with respect to the Note Hedge Transaction Confirmation dated July 11, 2007, by and between SonoSite, Inc. and JP Morgan Chase Bank, NA (exhibit 10.1)

10.17(M)	Form of Partial Unwind Agreement with respect to the Warrant Confirmation dated July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, NA (exhibit 10.2)

10.18(N)	Amended and Restated 2005 Stock Incentive Plan (exhibit 99.1)

10.19(O)	FY2009 Variable Incentive Bonus Plan (exhibit 10.1)

Exhibit No.	Description
10.20†	Form of Senior Management Employment Agreement by and between SonoSite, Inc. and each of its Named Executive Officers.

21.1†	Subsidiaries of the registrant

23.1†	Consent of KPMG LLP, independent registered public accounting firm

24.1†	Power of attorney (contained on signature page)

31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

†	Filed herewith.
*	Confidential treatment requested.
(A)	Incorporated by reference to the designated exhibit included in SonoSite’s Registration Statement on Form S-1 (Registration No. 333-714157) filed on October 3, 1999.
(B)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, filed on March 22, 1999.
(C)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333-51820) filed on December 14, 2000.
(D)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended September 30, 2001 filed on November 13, 2001.
(E)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 2001 filed on February 22, 2002.
(F)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2002 filed on May 13, 2002.
(G)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2002 filed on August 13, 2002.
(H)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on April 28, 2005.
(I)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2005 filed on August 9, 2005.
(J)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 7, 2006.
(K)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 16, 2007.
(L)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q filed on August 9, 2007.
(M)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on November 29, 2007.
(N)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 filed on May 2, 2008.
(O)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on November 3, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONOSITE, INC.

By	/S/ MICHAEL J. SCHUH
Michael J. Schuh Vice President and Chief Financial Officer

Date: March 10, 2009

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 10th day of March 2009.

/S/ KIRBY L. CRAMER Kirby L. Cramer	Chairman of the Board

/S/ KEVIN M. GOODWIN Kevin M. Goodwin	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ MICHAEL J. SCHUH Michael J. Schuh	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ CARMEN L. DIERSEN Carmen L. Diersen	Director

/S/ EDWARD V. FRITZKY Edward V. Fritzky	Director

/S/ STEVEN R. GOLDSTEIN, M.D. Steven R. Goldstein, M.D.	Director

/S/ PAUL V. HAACK Paul V. Haack	Director

/S/ ROBERT G. HAUSER, M.D. Robert G. Hauser, M.D.	Director

/S/ RICHARD O. MARTIN Richard O. Martin.	Director

/S/ WILLIAM G. PARZYBOK, JR. William G. Parzybok, Jr.	Director

/S/ JACQUES SOUQUET, PH.D. Jacques Souquet, Ph.D.	Director

INDEX TO EXHIBITS

Exhibit No.	Description
1.1(K)	Underwriting Agreement between J.P. Morgan Securities Inc. and the registrant dated July 10, 2007 (exhibit 1.1)

3.1(A)	Restated Articles of Incorporation of the registrant (exhibit 3.1)

3.2(D)	Amended and Restated Bylaws of the registrant (exhibit 3.1)

4.1(K)	First Supplemental Indenture between Wells Fargo Bank, NA and the registrant dated July 16, 2007 (exhibit 4.1)

4.2(M)	Amended and Restated Rights Agreement dated November 28, 2007 by and between the registrant and Computershare Trust Company N.A. (exhibit 4.1)

4.3(M)	Form of Rights Certificate (exhibit 4.2)

10.1(F)	1998 Stock Option Plan, as amended and restated (exhibit 10.1)

10.2(A)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 1998 Stock Option Plan (exhibit 10.2)

10.3(G)	1998 Nonofficer Employee Stock Option Plan, as amended and restated (exhibit 10.1)

10.4(D)	Nonemployee Director Stock Option Plan, as amended and restated (exhibit 10.3)

10.5(B)	Management Incentive Compensation Plan (exhibit 10.5)

10.6(A)	Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended (exhibit 10.9)

10.7(E)	Third Amendment to Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, dated as of March 10, 2000 (exhibit 10.9)

10.8(C)	Option Notice Agreement, dated July 17, 2000, between the registrant and Michael J. Schuh (exhibit 99.1)

10.9(H)	2005 Employee Stock Purchase Plan (exhibit 10.2)

10.10(I)	1998 Stock Option Plan Stock Option Award Agreement (exhibit 10.1)

10.11(J)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 2005 Stock Incentive Plan (exhibit 10.1)

10.12(J)	2005 Stock Incentive Plan Stock Option Agreement (Non Statutory) (exhibit 10.2)

10.13(J)	2005 Stock Incentive Plan Restricted Stock Unit Agreement (Non Statutory) (exhibit 10.3)

10.14(L)	Call Option Transaction Confirmation, dated as of July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, National Association (exhibit 10.1)

10.15(L)	Warrant Transaction Confirmation, dated as of July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, National Association (exhibit 10.2)

10.16(M)	Form of Partial Unwind Agreement with respect to the Note Hedge Transaction Confirmation dated July 11, 2007, by and between SonoSite, Inc. and JP Morgan Chase Bank, NA (exhibit 10.1)

10.17(M)	Form of Partial Unwind Agreement with respect to the Warrant Confirmation dated July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, NA (exhibit 10.2)

10.18(N)	Amended and Restated 2005 Stock Incentive Plan (exhibit 99.1)

Exhibit No.	Description
10.19(O)	FY2009 Variable Incentive Bonus Plan (exhibit 10.1)

10.20†	Form of Senior Management Employment Agreement by and between SonoSite, Inc. and each of its Named Executive Officers.

21.1†	Subsidiaries of the registrant

23.1†	Consent of KPMG LLP, independent registered public accounting firm

24.1†	Power of attorney (contained on signature page)

31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

†	Filed herewith.
*	Confidential treatment requested.
(A)	Incorporated by reference to the designated exhibit included in SonoSite’s Registration Statement on Form S-1 (Registration No. 333-714157) filed on October 3, 1999.
(B)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, filed on March 22, 1999.
(C)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333-51820) filed on December 14, 2000.
(D)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended September 30, 2001 filed on November 13, 2001.
(E)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 2001 filed on February 22, 2002.
(F)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2002 filed on May 13, 2002.
(G)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2002 filed on August 13, 2002.
(H)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on April 28, 2005.
(I)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2005 filed on August 9, 2005.
(J)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 7, 2006.
(K)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 16, 2007.
(L)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q filed on August 9, 2007.
(M)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on November 29, 2007.
(N)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 filed on May 2, 2008.
(O)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on November 3, 2008.