Form 10-Q
period 2009-03-31
SONOSITE INC
filed 2009-05-04
CIK 1055355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2009
OR
Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from _________ to _________

Commission file number 0-23791
____________________

SONOSITE, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1405022
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification Number)

21919 30th Drive SE, Bothell, WA	98021-3904
(Address of Principal Executive Offices)	(Zip Code)

(425) 951-1200
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]       No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]       No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]    Accelerated filer [X]     Non-accelerated filer [ ]      Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	17,131,656
(Class)	(Outstanding as of April 20, 2009)

SonoSite, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2009

PART I:  FINANCIAL INFORMATION
Item 1.    Financial Statements
SonoSite, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share data)
	March 31, 2009	December 31, 2008 As Adjusted
Assets
Current assets:
Cash and cash equivalents	$198,119	$209,258
Short-term investment securities	58,945	69,882
Accounts receivable, less allowances of $1,962 and $2,190	59,989	66,094
Inventories	29,386	29,115
Deferred income taxes, current	12,832	13,372
Prepaid expenses and other current assets	6,748	6,623
Total current assets	366,019	394,344

Property and equipment, net	9,029	8,955
Investment securities	1,050	578
Goodwill	3,821	3,767
Deferred income taxes	304	793
Identifiable intangible assets, net	13,002	13,062
Other assets	4,524	5,383
Total assets	$397,749	$426,882
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,474	$6,189
Accrued expenses	20,340	31,921
Deferred revenue, current portion	2,624	2,755
Total current liabilities	30,438	40,865

Long-term debt, net	93,212	111,336
Deferred tax liability, net	7,066	9,871
Other non-current liabilities	13,639	13,750
Total liabilities	144,355	175,822
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value
Authorized shares--6,000,000
Issued and outstanding shares--none	--	--
Common stock, $.01 par value
Authorized shares--50,000,000
Issued and outstanding shares:
As of March 31, 2009—17,121,384	172
As of December 31, 2008—17,054,697		171
Additional paid-in-capital	287,292	285,757
Accumulated deficit	(35,173)	(36,036)
Accumulated other comprehensive income	1,103	1,168
Total shareholders’ equity	253,394	251,060
Total liabilities and shareholders’ equity	$397,749	$426,882
See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.
Condensed Consolidated Statements of Income
(unaudited)

(In thousands, except per share amounts)
	Three Months Ended March 31,
	2009	2008 As Adjusted
Revenue	$51,805	$52,499
Cost of revenue	16,713	14,659
Gross margin	35,092	37,840

Operating expenses:
Research and development	7,697	6,197
Sales, general and administrative	25,803	29,249
Total operating expenses	33,500	35,446
Other income (loss)
Interest income	949	2,826
Interest expense	(2,594)	(4,262)
Other	1,441	(615)
Total other loss, net	(204)	(2,051)

Income before income taxes	1,388	343
Income tax provision	525	153
Net income	$863	$190
Net income per share:
Basic	$0.05	$0.01
Diluted	$0.05	$0.01
Weighted average common and potential common shares outstanding:
Basic	17,080	16,770
Diluted	17,532	17,406
See accompanying notes to condensed consolidated financial statements

SonoSite, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
(In thousands)	2009	2008 As Adjusted
Operating activities:
Net income	$863	$190
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,046	1,064
Stock-based compensation	2,493	1,879
Deferred income tax provision	1,459	343
Amortization of net discounts on investment securities	(145)	(598)
Amortization of debt discount and debt issuance costs	1,340	2,170
Accretion of contingent purchase consideration	240	225
Excess tax benefit from exercise of stock based awards	--	(234)
Net (gain) loss on investments	(2)	5
Gain on convertible note repurchase	(1,339)	--
Investment other-than-temporary impairment	4	148
Changes in operating assets and liabilities:
Accounts receivable	4,736	9,047
Inventories	(628)	(2,870)
Prepaid expenses and other assets	(319)	3,435
Accounts payable	1,305	(3,048)
Accrued expenses	(11,633)	(4,508)
Deferred liabilities	(294)	86
Net cash (used in) provided by operating activities	(874)	7,334

Investing activities:
Purchases of investment securities	(35,449)	(124,913)
Proceeds from sales/maturities of investment securities	45,881	102,592
Purchases of property and equipment	(1,092)	(355)
Earn-out consideration associated with SonoMetric acquisition	(387)	(921)
Net cash provided by (used in) investing activities	8,953	(23,597)

Financing activities:
Excess tax benefit from stock-based awards	--	234
Minimum tax withholdings on stock-based awards	(562)	--
Proceeds from exercise of stock-based awards	53	451
Repurchase of convertible senior notes	(20,500)	--
Proceeds from sale of call options	1,409	--
Repurchase of warrants	(1,325)	--
Net cash (used in) provided by financing activities	(20,925)	685

Effect of exchange rate changes on cash and cash equivalents	1,707	(1,266)
Net change in cash and cash equivalents	(11,139)	(16,844)
Cash and cash equivalents at beginning of period	209,258	188,701
Cash and cash equivalents at end of period	$198,119	$171,857
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,643	$403
Cash paid for interest	$2,805	$4,195
See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Interim Financial Information

Basis of Presentation

     The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information reflects, in the opinion of SonoSite, Inc. management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of expected results for the entire year ending December 31, 2009 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K.

Adjustment of prior period balances

     Certain amounts reported in comparable prior periods have been adjusted due to the adoption of Financial Accounting Standards Board Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”) on January 1, 2009. For additional detail on the adjusted balances, refer to the Change in Accounting Principle footnote.

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

     Inventories consisted of the following  (in thousands):
	As of
	March 31,	December 31,
	2009	2008
Raw material	$10,578	$10,007
Demonstration inventory	8,534	8,198
Finished goods	10,274	10,910
Total	$29,386	$29,115

Warranty expense

     We accrue estimated warranty expense at the time of sale for costs expected to be incurred under our product warranties. This provision for warranty expense is made based upon our historical product failure rates and service repair costs using management’s judgment.

     The warranty liability is summarized as follows (in thousands):
		Charged
	Beginning	to Cost of	Applied to	End of
	of Period	Revenue	Liability	Period
Three months ended March 31, 2009	$7,094	$997	$(605)	$7,486
Three months ended March 31, 2008	$4,045	$642	$(321)	$4,366

Income taxes

     The income tax provision for the three months ended March 31, 2009 is based on projections of total year pre-tax income and the projected total year tax provision. Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The decrease in our consolidated effective tax rate for the three months ended March 31, 2009, as compared to 2008, results primarily from the reinstatement of the U.S. research and development tax credit in late 2008 and our qualification for the domestic production activities tax deduction.

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

     The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations (in thousands, except per share amounts):

	Three Months
	Ended March 31,
	2009	2008
Net income	$863	$190

Weighted average common shares outstanding used in computing basic net income per share	17,080	16,770
Effect of dilutive stock options and restricted stock units	452	636
Weighted average common shares outstanding used in computing diluted net income per share	17,532	17,406
Net income per share:
Basic	$0.05	$0.01
Diluted	$0.05	$0.01

The following common shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive (in thousands):

	Three Months
	Ended March 31,
	2009	2008
Stock options and restricted stock units	1,475	434
Warrants outstanding	1,184	2,500
Total common shares excluded from diluted net income per share	2,659	2,934

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

     The following presents the components of comprehensive income (in thousands):

	Three Months
	Ended March 31,
	2009	2008
Net income	$863	$190
Other comprehensive income:
Foreign currency translation adjustment	102	326
Unrealized holding (loss) gain, net	(167)	111
Comprehensive income	$798	$627

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

Fair value measurements

     The following table presents the assets and liabilities measured or disclosed at fair value on a recurring basis at March 31, 2009 (in thousands):

	Fair Value Measurements
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities	$59,995	$58,005	$--	$1,990
Long-term debt	$93,212	$102,382	$--	$--

     Investment securities are measured at fair value using quoted market prices, with the exception of our investment in the Columbia Strategic Cash Portfolio, which is in the process of liquidation. This investment is measured at estimated fair value, which is the net asset value of the portfolio provided by the portfolio manager. The portfolio manager has measured fair value based upon quoted market prices and quoted prices of comparable securities, as well as good faith estimates. Long-term debt is measured at fair value for disclosure only using quoted market prices. There were no changes to the valuation techniques during the three months ended March 31, 2009. The carrying value of long-term debt was reduced as the result of the adoption of APB 14-1. See Change in Accounting Principle for additional information.

     We perform impairment tests on certain assets, including goodwill and intangible assets at fair value on a nonrecurring basis annually in the fourth quarter or if and when a triggering event occurs. If there is an impairment, these assets would be measured at fair value. For the period ended March 31, 2009, there were no impairments recorded for goodwill and intangible assets.

  The following table summarizes the activity of our level 3 investment securities (in thousands):

	Three Months Ended March 31,
	2009	2008
Balance, at beginning of period	$2,765	$12,574

Total gain (loss) (realized or unrealized) included in:
Other income (loss)	(4)	(153)
Other comprehensive income	21	--
Sales and settlements	(792)	(4,232)
Balance, at end of period	$1,990	$8,189

Losses included in other income (loss) attributable to the change in unrealized losses relating to assets still held	$(4)	$(148)

Change in Accounting Principle

     Effective January 1, 2009, we adopted APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized. APB 14-1 requires bifurcation of a component of the conversion option, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of income. APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented. Our debt offering completed in July 2007 of $225.0 million aggregate principal amount of 3.75% convertible senior notes (“Notes”) falls within the scope of APB 14-1.

     Upon issuance of the Notes and prior to the adoption of APB 14-1, we evaluated the Notes using the “Working Draft of AICPA Technical Practice Aid” (“Technical Practice Aid”) prepared by the Convertible Debt, Convertible Preferred Shares, Warrants, and Other Equity-Related Financial Instruments Task Force to consider whether the conversion option on the Notes met the criteria to preclude recognition as a debt discount. We concluded the conversion feature should be equity classified and not recorded as a standalone derivative, and thus the conversion feature was exempt from bifurcation. Debt issuance costs of $7.5 million were being amortized to interest expense over the term of the Notes.

     Upon adoption of APB 14-1, we were required to bifurcate a component of the conversion option. We calculated the fair value of the liability component of the Notes using a discount rate of similar liabilities without conversion features and determined the carrying amount of the equity component by deducting the fair value of the liability component from the initial carrying value of the convertible debt. This resulted in an initial recognition of $63.9 million of debt discount, to be amortized over a seven year period at an effective interest rate of 8.5%, and a corresponding deferred tax liability of $23.6 million. Additionally, $2.1 million of debt issuance costs, included in other assets in our consolidated balance sheet, were reclassified to equity on a proportionate basis as the equity component. The adoption of APB 14-1 did not require any changes to our recognition of our call options and warrants that had been previously classified as equity.

     As a result of adopting APB 14-1, the change in accounting principle had the following effect on prior year balances (in thousands except per share data):

	Three Months Ended March 31, 2008
	As Adjusted	As Reported
Selected Statement of Income Data
Operating income	$2,394	$2,394

Total other loss	(2,051)	(151)

Income before income taxes	343	2,243
Income tax provision	153	998

Net income	$190	$1,245

Net income per share:
Basic	$0.01	$0.07
Diluted	$0.01	$0.07

Shares used in computing net income per share:
Basic	16,770	16,770
Diluted	17,406	17,406

     We recognized an additional $1.9 million in interest expense for the three months ended March 31, 2008. The additional interest expense was primarily related to the amortization of the debt discount.

      The adoption of APB 14-1 also resulted in changes in our consolidated balance sheet for the year ended December 31, 2008 as follows (in thousands):

	Year Ended December 31, 2008
	As Adjusted	As Reported
Condensed Balance Sheet Data
Total current assets	$394,344	$390,327
Total noncurrent assets	32,538	38,960

Total assets	$426,882	$429,287

Total current liabilities	$40,865	$40,865
Total noncurrent liabilities	134,957	158,495

Total liabilities	$175,822	$199,360

Common stock	$171	$171
Additional paid-in capital	285,757	252,895
Accumulated deficit	(36,036)	(24,307)
Accumulated other comprehensive income	1,168	1,168

Total liabilities and shareholders’ equity	$426,882	$429,287

     Current assets increased by $4.0 million due to an increase in the deferred tax benefit related to debt issuance costs. Noncurrent assets decreased by $6.4 million due to the reclassification of $5.3 in deferred tax assets to offset deferred tax liabilities and a $1.1 million reclassification of debt issuance costs to equity. Noncurrent liabilities decreased by $23.5 million due to a $33.4 million reclassification of the equity component of long-term debt to additional paid-in capital, offset by a net increase in deferred tax liabilities of $9.9 million. Equity balances were primarily affected by the reclassifications noted above and lower net income resulting from a decrease of $7.4 million in gains on repurchase, a cumulative interest expense from 2007 and 2008 of $11.1 million, offset by a $6.8 million reduction in provision for income taxes.

The following table summarizes the impact of the adoption of APB 14-1 on the affected balances within shareholders’ equity (in thousands):
	Additional paid-in capital(1)	Accumulated deficit
Balance at December 31, 2007, as reported	$236,158	$(44,893)
Adjustments for adoption of APB 14-1 to 2007
Equity component of convertible debt	63,886	--
Deferred tax liability related to equity component	(23,580)	--
Debt issuance costs, net of deferred tax benefit of $784	(1,341)	--
Net income adjustment	--	(2,365)
Balance at December 31, 2007, as adjusted	$275,123	$(47,258)

Balance at December 31, 2008, as reported	$252,895	$(24,307)
Cumulative impact from 2007 adjustments	38,965	(2,365)
Adjustments for adoption of APB 14-1 to 2008
Repurchase of convertible debt attributed to the equity component	(10,942)	--
Repurchase impact on deferred tax liability related to the equity component	7,012	--
Tax provision related to cancellation of debt	(2,173)	--
Net income adjustment	--	(9,364)
Balance at December 31, 2008, as adjusted	$285,757	$(36,036)

(1) Balances include treasury stock of $133

The following table summarizes the carrying value of the debt and equity components subsequent to the adoption of APB 14-1 (in thousands):

	Three Months Ended March 31,
	2009	2008
Equity component	$33,686	$34,746
Senior convertible debt:
Outstanding	$119,745	$144,745
Debt Discount	26,533	33,409
Long term debt, net	$93,212	$111,336

     Upon repurchase or settlement of our Notes, we revalue the liability component, utilizing an interest rate of comparable nonconvertible debt. We allocate a portion of the consideration transferred to the liability component equal to the fair value of that component immediately prior to repurchase. Any difference between the consideration attributed to the liability component and the sum of the net carrying amount of the liability component and unamortized debt issuance costs is recognized as a gain or loss in the statement of income. Any remaining consideration is allocated to the reacquisition of the equity component and is recognized as a reduction of stockholders’ equity.

     In the first quarter of 2009, we repurchased $25.0 million in principal amount of our Notes for $20.5 million. As a result of these repurchases, we recorded a gain, net of deferred financing costs of $0.5 million and costs to complete the repurchase transaction, of $1.3 million in other income. We also partially unwound the associated convertible note hedges, which resulted in proceeds to us of approximately $1.4 million for the sale of call options, offset by $1.3 million we paid for the repurchase of warrants. The transaction also resulted in a write off of $0.5 million of debt issuance costs. Following the repurchases, unamortized debt issuance costs approximated $2.1 million. Interest expense for the period consisted of $1.3 million related to the amortization of debt discount and debt issuance costs and $1.3 million related to the contractual interest coupon. The remaining discount of $26.5 million will be amortized over 5 years.

     Additionally, during the quarter, the carrying value of the equity component was reduced by $2.9 million, the allocated amount from repurchases of our senior convertible debt, and $0.2 million from the write-off of the deferred tax asset related to debt issuance costs, offset by a $2.1 million reduction of the deferred tax liability related to the debt discount. These were noncash items from the repurchase transaction.

   In the fourth quarter of 2008, we repurchased $80.3 million in principal amount of our senior convertible notes for $62.4 million. As a result of these repurchases, we recorded a gain, net of deferred financing costs and costs to complete the repurchase transaction, of $8.2 million in other income, or $15.7 million in other income prior to adoption of APB 14-1. The payment received from partially unwinding the associated convertible note hedges resulted in proceeds to us of approximately $6.4 million, offset by $5.9 million we paid for the repurchase of warrants. The transaction also resulted in a write off of $1.5 million of debt issuance costs, or $2.2 million prior to adoption of APB 14-1. Following the repurchases, debt issuance costs approximated $2.7 million, or $3.9 million prior to the adoption of APB 14-1.

    In July 2007, we completed the offering of the Notes, which are due in 2014. The Notes may be converted, under certain circumstances described below, based on an initial conversion rate of 26.1792 shares of common stock per $1,000 principal amount of notes (which is equivalent to an initial conversion price of approximately $38.20 per share). The net proceeds from the issuance of the Notes were $217.6 million, after deducting debt issuance costs. The Notes have no restrictive covenants and the if-converted value is approximately equivalent to the current principal outstanding.

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

Hedging activities

     On January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Statement No.161, “Disclosures about Derivative Instruments and Hedging Activities” which requires enhanced disclosures regarding an entity’s derivative and hedging activities. As of March 31, 2009, we had $40.7 million in notional amount of foreign currency forward contracts. The currencies hedged were the British pound, the European Union euro, the Japanese yen, the Australian dollar and the Canadian dollar. The fair value of these contracts as of March 31, 2009 was not material to our results of operations or financial position. These contracts expire on April 30, 2009 and serve as economic hedges of a substantial portion of our intercompany balances denominated in a currency other than the USD. The recognized gains and losses, which are included in other income on the consolidated statement of income, of foreign currency hedge contracts and the intercompany receivables are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Foreign currency hedges	$2,415	$(2,557)
Intercompany receivables	(2,066)	2,322

Net gain (loss) related to hedges	$349	$(235)

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

	Three Months
	Ended March 31,
	2009	2008
United States	$23,231	$22,134
Europe, Africa and the Middle East	14,263	17,481
Latin America and Canada	4,769	5,877
Asia Pacific	9,542	7,007
Total revenue	$51,805	$52,499

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

     On May 22, 2008, GE filed a second suit in the same federal court in Wisconsin seeking to invalidate our U.S. patent 5,722,412. We have counterclaimed that the new ultrasound systems GE proposes to market and sell infringe this patent. The trial is scheduled for early June 2009.

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

Adjustments

     Our results for the first quarter of 2009 include correction of various prior year errors deemed immaterial in 2008. These corrections had the effect of decreasing revenue by $0.1 million and net income by $0.2 million ($0.01 earnings per diluted share) for the three months ended March 31, 2009. These corrections were not deemed material to the estimated full year financial results for 2009.

Recent accounting pronouncements

     In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability have decreased. FSP 157-4 permits a value other than the quoted market price to be used in determining fair value when certain circumstances are met that would indicate that the quoted market prices may not be determinative of fair value. FSP 157-4 is effective for periods ending after June 15, 2009 and is to be applied prospectively. We do not believe the adoption of FSP 157-4 will have a significant impact on our future consolidated financial statements.

  In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”), which amends the other-than-temporary impairment guidance for debt securities and changes the existing impairment model for such securities. It also modifies the presentation of other-than-temporary losses and increases the frequency of and expands the required disclosures related to other-than-temporary impairments. FSP 115-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have elected not to early adopt and are currently reviewing the provisions of FSP 115-2 to determine the impact on our future consolidated financial statements.

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

     We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future quarterly reports on Form 10-Q, current reports on Form 8-K and annual reports on Form 10-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business in Item 1A. “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008. These are risks that could cause our actual results to differ materially from those anticipated in our forward-looking statements or from our expected or historical results. Other factors besides the risks, uncertainties and possibly inaccurate assumptions described in this report could also affect actual results.

Overview

     The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of SonoSite, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements.

    Our business strategy is to lead in the design, development and commercialization of high performance, innovative ultrasound technology and HCU systems. We intend to sustain long-term growth of our business through technological innovation, broadening of sales distribution channels, entry and maintenance of strategic relationships, expanding into new clinical and geographic markets, and delivering high-quality products to customers. We are focusing on the development of innovative products with the objective of improving patient care and efficiency through ease of use, high performance imaging, and providing quicker results to physicians and clinicians. We are also investing in research and development in existing and new lines of business and other areas that we believe may contribute to our long-term growth. Recognizing that one of our greatest challenges is the current state of the global economy, we are focused on increasing sales force efficiency and effective cost management.

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

Results of Operations

Revenue

     Revenue decreased to $51.8 million for the three months ended March 31, 2009 from $52.5 million for the three months ended March 31, 2008. The decrease in 2009 compared to 2008 was attributable to a slowdown in hospital capital spending and an unfavorable foreign exchange impact of approximately 8% for the quarter.

     U.S. revenue increased to $23.2 million for the three months ended March 31, 2009 from $22.1 million for the three months ended March 31, 2008. The increase in the first quarter 2009 compared to 2008 was primarily attributable to an increased volume of orders within the enterprise group, partially offset by a 14% decline in direct hospital sales due to reduced hospital capital spending within the difficult economic environment.

     Revenue from Europe, Africa and the Middle East decreased to $14.3 million for the three months ended March 31, 2009 from $17.5 million for the three months ended March 31, 2008. The decrease was primarily due to an unfavorable foreign exchange impact of 19% for the three months ended March 31, 2009. On a constant currency basis, sales remained relatively consistent.

     Revenue from Latin America and Canada decreased to $4.8 million for the three months ended March 31, 2009 from $5.9 million for the three months ended March 31, 2008. The decrease was primarily due to decreased sales in Latin America as well as an unfavorable foreign exchange impact of 9%, partially offset by an increase in sales in Canada for the three months ended March 31, 2009.

     Revenue from Asia Pacific increased to $9.5 million for the three months ended March 31, 2009 from $7.0 million for the three months ended March 31, 2008. The increase was primarily due to increased sales in Japan and Asia, partially offset by an unfavorable foreign exchange of 5% for the quarter.

Fiscal Year 2009 Outlook

     Given current economic conditions and foreign currency trends, we anticipate that revenue could potentially be flat to down 10% in 2009 compared to 2008. We expect to introduce new products and features, to develop the U.S. physicians’ office market, and to expand our international operations. The expansion of our international markets, as well as the development of the U.S. hospital and physician office markets, considering current economic conditions, may not be as successful as anticipated and we may encounter regulatory and other issues in selling our products. Our revenue has been significantly and may be further impacted by fluctuations in foreign exchange rates in the countries in which we sell our products. Increased competition may also impact our anticipated growth in revenue. We currently face competition from larger companies that manufacture cart-based and portable ultrasound systems and have greater financial and other resources.

Gross margin

     Gross margin was 68% for the three months ended March 31, 2009 and 72% for the three months ended March 31, 2008. The gross margin decreased over the prior year quarter as a result of an unfavorable foreign exchange of approximately 2%, a change in product mix of approximately 1%, and an increase in operating costs of approximately 1%.

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

Operating expenses

     Research and development expenses were $7.7 million for the three months ended March 31, 2009, compared to $6.2 million for the three months ended March 31, 2008. The increase compared to the prior year was primarily attributable to increased headcount and other costs related to development of new features and products.

     Sales, general and administrative expenses were $25.8 million for the three months ended March 31, 2009, compared to $29.2 million for the three months ended March 31, 2008. The decrease in the quarter compared to prior year was primarily attributable to foreign exchange rates and a decrease in sales costs.

Fiscal Year 2009 Outlook

     We anticipate that operating expenses will decrease in 2009 compared to 2008 through effective cost management.

Other loss

     Total other loss was $0.2 million for the three months ended March 31, 2009 compared to $2.1 million for the three months ended March 31, 2008.  The decrease in loss was primarily attributable to the gain recognized on the repurchase of our convertible senior notes and lower interest expense as a result of less outstanding debt compared to the prior year; partially offset by lower interest income on our investment balances resulting from lower interest rates. Amounts reported in comparable prior periods have been restated due to the adoption of Financial Accounting Standards Board Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”) on January 1, 2009

Fiscal Year 2009 Outlook

     We anticipate that other income will decrease in 2009 as we do not expect to repurchase the same amount of convertible senior notes and will incur additional interest expense as a result of the adoption of APB 14-1 and lower interest rates for interest income.

Income tax expense

     Income tax provision was $0.5 million for the three months ended March 31, 2009, compared to $0.2 million for the three months ended March 31, 2008. The decrease in our consolidated effective tax rate for the three months ended March 31, 2009, as compared to 2008, results primarily from the reinstatement of the U.S. research and development tax credit in late 2008 and our qualification for the domestic production activities tax deduction. Amounts reported in comparable prior periods have been restated due to the adoption of APB 14-1.

Fiscal Year 2009 Outlook

     We anticipate that our annual consolidated effective tax rate will approximate 39% for fiscal year 2009.

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

Liquidity and Capital Resources

     Our cash and cash equivalents balance was $198.1 million as of March 31, 2009, compared to $209.3 million as of December 31, 2008. Cash and cash equivalents were primarily invested in money market accounts. Our short-term and long-term investment securities totaled $60.0 million as of March 31, 2009, compared to $70.5 million as of December 31, 2008. Investment securities generally consist of high-grade U.S. government or corporate debt. We have the ability to hold our securities until maturity, however, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies.

     As of March 31, 2009, we had $2.0 million in the Columbia Strategic Cash Portfolio, which is in the process of liquidation. Distributions from this portfolio are solely at the discretion of the portfolio manager. We have recorded $0.9 million as a short-term investment and $1.1 million as a long-term investment.

     Operating activities used cash of $0.9 million for the three months ended March 31, 2009, compared to cash provided of $7.3 million for the three months ended March 31, 2008. Net income for the three months ended March 31, 2009 was adjusted by non-cash stock-based compensation expense of $2.5 million, depreciation and amortization of $1.0 million, amortization of debt discount and debt issuance costs of $1.3 million, and deferred income taxes of $1.5 million. Operating assets and liabilities were primarily impacted by the timing of payments and receipts. For the three month period ended March 31, 2009 operating assets provided $3.8 million and operating liabilities used $10.6 million. The change in operating assets is due to accounts receivable collections being less than sales for the first quarter of 2009, and the change in operating liabilities is due primarily to the timing of payments of accounts payable and accrued expenses.

     Investing activities provided cash of $8.9 million for the three months ended March 31, 2009, compared to cash used of $23.6 million for the three months ended March 31, 2008. The cash provided in 2009 was primarily due to net proceeds from the sale or maturity of investment securities of $10.4 million, offset by purchases of property and equipment of $1.1 million and payment of $0.4 million of earn-out consideration associated with the acquisition of SonoMetric Health, Inc.

     Financing activities used cash of $20.9 million for the three months ended March 31, 2009, compared to cash provided of $0.7 million for the three months ended March 31, 2008. Cash used in financing activities was due to the repurchase of our convertible debt and associated warrants for $21.8 million and minimum tax withholding on stock-based awards of $0.5 million partially offset by the sale of call options for $1.4 million.

We believe that our existing cash and cash generated from operations will be sufficient to fund our operations and anticipated capital expenditures and repurchases of convertible debt in 2009. Nevertheless, we may experience an increased need for additional cash due to:

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

Risk Factors

     A complete listing of our risk factors is contained in the Item 1A. “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

     As discussed in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2008, our critical accounting policies and estimates include revenue recognition, investments, valuation of inventories, warranty expense, income taxes, stock-based compensation, convertible debt and hedge transaction and acquisitions.

     Long term debt. On January 1, 2009, we adopted APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. We bifurcated a component of the conversion option and classified that component in equity. The value of the equity component was calculated by first measuring the fair value of the liability component, using the discount rate of a similar liability that does not have a conversion feature, as of the issuance date. The difference between the proceeds for the convertible debt and the amount reflected as the liability component was recorded as the equity component. We recognize the accretion of the resulting discount as part of interest expense in our consolidated statement of income.

     Upon settlement of our Notes, we revalue the liability component, utilizing an interest rate of comparable nonconvertible debt. We allocate a portion of the consideration transferred to the liability component equal to the fair value of that component immediately prior to repurchase. Any difference between the consideration attributed to the liability component and the sum of the net carrying amount of the liability component and unamortized debt issuance costs is recognized as a gain or loss in the statement of income. Any remaining consideration is allocated to the reacquisition of the equity component and is recognized as a reduction of stockholders’ equity.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

     We are exposed to market risk relating to changes in interest rates, which could adversely affect the value of our investments in marketable securities.

     As of March 31, 2009, our investment portfolio consisted of $58.0 million of interest-bearing debt securities with maturities of less than one year. Generally we have the ability to hold these securities until maturity; however, we have classified them as available-for-sale in the event of unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for 2008 from a hypothetical 10% increase in market interest rates would not have a material impact on the investment portfolio.

     As of March 31, 2009, we also had $2.0 million in Columbia Strategic Cash Portfolio, which is in the process of liquidation. Distributions from this portfolio are solely at the discretion of the portfolio manager. We have recorded $0.9 million as a short-term investment and $1.1 million as a long-term investment based on the expected liquidation schedule.

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

     Total sales denominated in a currency other than USD were $19.7 million, or 38% of our total consolidated revenues for the year ended March 31, 2009. As a result, our results of operations could be adversely affected by certain movements in exchange rates.

     As of March 31, 2009, 69% of our accounts receivable balance was from international customers, of which 57%, or $23.3 million, was denominated in a currency other than USD. Although we regularly review our receivable positions in foreign countries for any indication that collection may be at risk, our revenue from international sales may be adversely affected by longer receivables collection periods and greater difficulty in receivables collection.

     The British pound, the Euro and the Japanese yen represented the majority of financial transactions executed in a currency not denominated in USDs. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk.  In addition, we utilize letters of credit where they are warranted in order to mitigate our collection risk.

     We periodically enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. As of March 31, 2009, we had $40.7 million in notional amount of foreign currency forward contracts that expire April 30, 2009. They serve as hedges of a substantial portion of our intercompany balances denominated in a currency other than the USD. These foreign currencies primarily include the British pound, the Euro, the Canadian dollar, the Australian dollar and the Japanese yen. A sensitivity analysis of a change in the fair value of these contracts indicates that if the USD weakened by 10% against the applicable foreign currency, the fair value of these contracts would decrease by approximately $4.1 million. Conversely, if the USD strengthened by 10% against the applicable foreign currency, the fair value of these contracts would increase by approximately $4.1 million. Gains and losses in the fair value of these contracts are intended to offset the losses and gains on the underlying intercompany balances. These offsetting gains and losses are not reflected in the sensitivity analysis above. The fair value of these contracts as of March 31, 2009 was not material to our results of operations or our financial position.

Current Credit and Financial Markets

     The recent worldwide financial and credit crisis has reduced the availability of liquidity and credit for our customers to fund the continuation and expansion of their business operations.  The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets could lead to an extended worldwide economic recession. This trend could adversely affect our customers’ ability to commit to capital spending or to pay and could lead to pressure to reduce prices for our products and could cause a decrease in the size of the market and adversely affect our revenue and profitability, which could harm our business. Our revenues may be impacted by our customers’ ability to finance the purchase of our systems and cost control efforts implemented by our customers. We have observed indications of an economic slowdown, which has impacted U.S. hospital purchase behavior. Based on our analysis, economic conditions may continue to drive delays in orders. Increased competition may also impact our anticipated growth in revenue.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

     As of March 31, 2009, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act), and they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal control over financial reporting

     We continue to review, revise and improve the effectiveness of our internal controls.  There have been no changes in the Company’s internal controls over financial reporting during the first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     On May 22, 2008, GE filed a second suit in the same federal court in Wisconsin seeking to invalidate our U.S. patent 5,722,412. We have counterclaimed that the new ultrasound systems GE proposes to market and sell infringe this patent. The trial is scheduled for early June 2009.

Item 4.    Submission of Matters to a Vote of Security Holders

     On April 21, 2009, we held our annual meeting of shareholders. As of the record date, February 27, 2009, there were 17,069,727 shares of common stock outstanding and entitled to vote at the meeting. At the meeting, 15,949,339 shares were represented, either in person or by proxy. The following proposals were adopted by the margins indicated:
1. To elect nine directors to our board of directors to serve until the 2010 annual meeting of shareholders.

	Number of Shares
	For	Withheld
Kirby Cramer	9,607,368	6,341,971
Carmen Diersen	14,395,856	1,553,483
Steven Goldstein	14,200,844	1,748,495
Kevin Goodwin	10,446,146	5,503,193
Paul Haack	15,511,515	437,824
Robert Hauser	9,407,680	6,541,659
Richard Martin	15,776,357	172,982
William Parzybok, Jr.	14,357,032	1,592,307
Jacques Souquet	15,024,599	924,740

2. To ratify the appointment of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2009.

For	Against	Abstain
15,286,873	597,993	56,077

Item 6.    Exhibits

Exhibit
No.	Description

10.1	SonoSite, Inc. FY2009 Variable Incentive Bonus Plan
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURE

     Pursuant to the requirements of Section 13 or 15 d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOSITE, INC. (Registrant)
Dated:	May 1, 2009	By:	/s/ MICHAEL J. SCHUH

Michael J. Schuh
Vice President, Chief Financial Officer and Treasurer
Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

10.1	SonoSite, Inc. FY2009 Variable Incentive Bonus Plan
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002)