Form 10-Q
period 2009-06-30
SONOSITE INC
filed 2009-08-03
CIK 1055355

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2009
OR
Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to _________ to _________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]       No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes [ ]       No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]    Accelerated filer [X]     Non-accelerated filer [ ]      Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	17,285,328
(Class)	(Outstanding as of July 17, 2009)

SonoSite, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2009

PART I:  FINANCIAL INFORMATION
Item 1.    Financial Statements
SonoSite, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share data)
	June 30,	December 31,
	2009	20008 As Adjusted
Assets
Current assets:
Cash and cash equivalents	$193,866	$209,258
Short-term investment securities	69,049	69,882
Accounts receivable, less allowances of $1,980 and $2,190	54,102	66,094
Inventories	30,243	29,115
Deferred income taxes, current	12,688	13,372
Prepaid expenses and other current assets	7,583	6,623
Total current assets	367,531	394,344

Property and equipment, net	8,752	8,955
Investment securities	488	578
Goodwill	3,902	3,767
Deferred income taxes	814	793
Identifiable intangible assets, net	12,951	13,062
Other assets	4,302	5,383
Total assets	$398,740	$426,882
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,561	$6,189
Accrued expenses	20,494	31,921
Deferred revenue, current portion	2,606	2,755
Total current liabilities	29,661	40,865

Long-term debt, net	94,330	111,336
Deferred tax liability, net	6,716	9,871
Other non-current liabilities	13,922	13,750
Total liabilities	144,629	175,822
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value
Authorized shares--6,000,000
Issued and outstanding shares--none	--	--
Common stock, $.01 par value
Authorized shares--50,000,000
Issued and outstanding shares:
As of June 30, 2009—17,277,973	173
As of December 31, 2008—17,054,697		171
Additional paid-in-capital	288,901	285,757
Accumulated deficit	(34,747)	(36,036)
Accumulated other comprehensive income (loss)	(216)	1,168
Total shareholders’ equity	254,111	251,060
Total liabilities and shareholders’ equity	$398,740	$426,882

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.
Condensed Consolidated Statements of Income
(unaudited)

(In thousands, except net income per share)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008 As Adjusted	2009	2008 As Adjusted
Revenue	$52,285	$59,230	$104,090	$111,729
Cost of revenue	15,299	17,741	32,012	32,400
Gross margin	36,986	41,489	72,078	79,329

Operating expenses:
Research and development	7,375	6,937	15,072	13,134
Sales, general and administrative	27,584	29,209	53,387	58,458
Licensing income and litigation settlement	(924)	--	(924)	--
Total operating expenses	34,035	36,146	67,535	71,592
Other income (loss)
Interest income	588	2,128	1,537	4,954
Interest expense	(2,349)	(4,303)	(4,943)	(8,565)
Other	(508)	(711)	933	(1,326)
Total other loss, net	(2,269)	(2,886)	(2,473)	(4,937)

Income before income taxes	682	2,457	2,070	2,800
Income tax provision	257	1,046	782	1,199
Net income	$425	$1,411	$1,288	$1,601
Net income per share:
Basic	$0.02	$0.08	$0.08	$0.10
Diluted	$0.02	$0.08	$0.07	$0.09
Weighted average common and potential common shares outstanding:
Basic	17,219	16,843	17,150	16,806
Diluted	17,619	17,456	17,567	17,429

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.
Condensed Consolidated Statements of Cash Flows
 (unaudited)
	Six Months Ended
	June 30,
(In thousands)	2009	2008 As Adjusted
Operating activities:
Net income	$1,288	$1,601
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,109	2,088
Stock-based compensation	3,943	3,467
Deferred income tax provision	863	1,845
Amortization of net discounts on investment securities	(301)	(1,070)
Amortization of debt discount and debt issuance costs	2,559	4,364
Accretion of contingent purchase consideration	480	450
Excess tax benefit from exercise of stock based awards	--	(767)
Net gain on investments	(13)	(3)
Gain on convertible note repurchase	(1,339)	--
Non-cash gain on litigation settlement	(924)	--
Loss on disposal of property and equipment	29	--
Investment other-than-temporary impairment	4	179
Changes in operating assets and liabilities:
Accounts receivable	12,347	1,867
Inventories	(966)	(3,169)
Prepaid expenses and other assets	236	(255)
Accounts payable	333	(4,632)
Accrued expenses	(12,734)	(865)
Deferred liabilities	(541)	(122)
Net cash provided by operating activities	7,374	4,978

Investing activities:
Purchases of investment securities	(67,786)	(162,973)
Proceeds from sales/maturities of investment securities	68,843	151,369
Purchases of property and equipment	(1,810)	(1,255)
Earn-out consideration associated with SonoMetric acquisition	(387)	(921)
Net cash used in investing activities	(1,140)	(13,780)

Financing activities:
Excess tax benefit from stock-based awards	--	767
Minimum tax withholdings on stock-based awards	(852)	--
Proceeds from exercise of stock-based awards	1,385	2,019
Repurchase of convertible senior notes	(20,500)	--
Proceeds from sale of call options	1,409	--
Repurchase of warrants	(1,325)	--
Net cash (used in) provided by financing activities	(19,883)	2,786

Effect of exchange rate changes on cash and cash equivalents	(1,743)	(1,037)
Net change in cash and cash equivalents	(15,392)	(7,053)
Cash and cash equivalents at beginning of period	209,258	188,701
Cash and cash equivalents at end of period	$193,866	$181,648
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,457	$1,200
Cash paid for interest	$2,812	$4,195

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Interim Financial Information

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information reflects, in the opinion of SonoSite, Inc. management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of expected results for the entire year ending December 31, 2009 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K.

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

Inventories consisted of the following (in thousands):
	As of
	June 30,	December 31,
	2009	2008
Raw material	$10,974	$10,007
Demonstration inventory	8,195	8,198
Finished goods	11,074	10,910
Total	$30,243	$29,115

Warranty expense

We accrue estimated warranty expense at the time of sale for costs expected to be incurred under our product warranties. This provision for warranty expense is made based upon our historical product failure rates and service repair costs using management’s judgment. We provide, with certain exceptions, a five-year warranty with the MicroMaxx system, M-Turbo system, S Series, and NanoMaxx ultrasound tools.

The warranty liability is summarized as follows (in thousands):

	Beginning of Period	Charged To Cost of Revenue	Applied to Liability	End of Period
Three months ended June 30, 2009	$7,486	$1,041	$(627)	$7,900
Three months ended June 30, 2008	$4,366	$1,186	$(459)	$5,093

Six months ended June 30, 2009	$7,094	$2,037	$(1,231)	$7,900
Six months ended June 30, 2008	$4,045	$1,828	$(780)	$5,093

Income taxes

The income tax provisions for the three and six months ended June 30, 2009 are based on projections of total year pre-tax income and the projected total year tax provision. Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The decrease in our consolidated effective tax rate for the three and six months ended June 30, 2009, as compared to 2008, results primarily from the reinstatement of the U.S. research and development tax credit in late 2008 and our qualification for the domestic production activities tax deduction.

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

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008 As Adjusted	2009	2008 As Adjusted
Net income	$425	$1,411	$1,288	$1,601
Weighted average common shares outstanding used in computing basic net income per share	17,219	16,843	17,150	16,806
Effect of dilutive stock options and restricted stock units	400	613	417	623
Weighted average common shares outstanding used in computing diluted net income per share	17,619	17,456	17,567	17,429
Net income per share:
Basic	$0.02	$0.08	$0.08	$0.10
Diluted	$0.02	$0.08	$0.07	$0.09

The following weighted average potential common equivalent shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock options and restricted stock units	1,400	736	1,475	686
Warrants outstanding	1,184	2,500	1,184	2,500
Total common shares excluded from diluted net income per share	2,584	3,236	2,659	3,186

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

The following presents the components of comprehensive income (loss) (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008 As Adjusted	2009	2008 As Adjusted
Net income	$425	$1,411	$1,288	$1,601
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,383)	(5)	(1,280)	321
Unrealized gains (losses) arising during the period	64	(97)	(104)	14
Comprehensive (loss) income	$(894)	$1,309	$(96)	$1,936

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

Cash, cash equivalents and investment securities

Effective April 1, 2009, we adopted FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends the other-than-temporary impairment guidance for debt securities and changes the existing impairment model for such securities. It also modifies the presentation of other-than-temporary losses and increases the frequency of and expands the required disclosures related to other-than-temporary impairments.

The following table summarizes our cash, cash equivalents and investment securities at fair value (in thousands):

	June 30,	December 31,
	2009	2008
Cash	$11,620	$13,921
Cash equivalents:
Corporate debt securities	14,293	59,947
Other debt obligations	$167,953	$135,390

Total cash and cash equivalents	$193,866	$209,258

Investment securities
Short-term	$69,049	$69,882
Long-term	$488	$578

    Cash and cash equivalents primarily consist of money market accounts with major U.S. banks and highly liquid debt instruments with maturities at purchase of three months or less. Investment securities primarily consist of high-grade U.S. government or corporate debt and high-grade asset backed securities. We have the ability to hold our securities until maturity; however, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Realized gains and losses from the sale of available-for sale securities are determined on a specific identification basis.

    As of June 30, 2009 and December 31, 2008, we had $1.8 million and $2.8 million invested in Columbia Strategic Cash Portfolio, which is in the process of liquidation. Distributions from this portfolio are solely at the discretion of the portfolio manager. This investment is measured at fair value, which is the net asset value of the portfolio provided by the portfolio manager. Other-than-temporary impairments, all of which relate to the Columbia Strategic Cash Portfolio, represent credit losses and have been recognized in other income (loss) with no amount recorded in accumulated other comprehensive income. We anticipate that $1.3 million, which is recorded as short-term for this investment, will be distributed from this portfolio during the next twelve months, and $0.5 million, which is recorded as a long-term investment, will be distributed thereafter. All other investments will mature in 2009.

    The amortized cost, gross unrealized holding gains and losses and fair value of investment securities classified as available-for-sale securities were as follows (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
As of June 30, 2009:
Cash equivalents:
Corporate debt securities	$14,284	$9	$--	$14,293
Other debt obligations	167,953	--	--	167,953

Total cash equivalents	$182,237	$9	$--	$182,246

Short-term:
Corporate debt securities	$67,601	$75	$--	$67,676
Other debt obligations	1,302	71	--	1,373

Total short-term investments	$68,903	$146	$--	$69,049

Long-term:
Other debt obligations	$462	$26	$--	$488

Total long-term investments	$462	$26	$--	$488

As of December 31, 2008:
Cash equivalents:
Corporate debt securities	$59,829	$118	$--	$59,947
Other debt obligations	135,390	--	--	135,390

Total cash equivalents	$195,219	$118	$--	$195,337

Short-term:
Corporate debt securities	$67,129	$234	$--	$67,363
Other debt obligations	2,251	--	(2)	2,519

Total short-term investments	$69,650	$234	$(2)	$69,882

Long-term:
Other debt obligations	$578	$--	$--	$578

Total long-term investments	$578	$--	$--	$578

    The following table summarizes our realized gains and losses on sales and redemptions of investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gains	11	8	13	8
Losses	--	(31)	(4)	(184)
Realized gain (loss), net	11	23	9	(176)

For the three and six months ended June 30, 2009 and 2008, all realized gains resulted from distributions in excess of the amortized cost value of our Columbia Strategic Cash Portfolio.

The following table summarizes our gross unrealized gains and losses on investment securities included in accumulated other comprehensive income (in thousands):

	As of
	June 30,	December 31,
	2009	2008
Gains	$181	$348
Losses	--	--
Gross unrealized gains (losses)	$181	$348

Fair value measurements

The following table provides the financial assets and liabilities that were measured at fair value as of June 30, 2009 (in thousands):

	Fair Value Measurements
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Investment Securities
Corporate debt securities	$67,675	$67,675		$--	$--
Other debt obligations	1,861	50		--	1,811
Total investment securities	$69,536	$67,725	$		$1,811

Long-term debt, net	$94,330	$100,976		$--	$--

Investment securities are measured at fair value using quoted market prices, with the exception of our investment in the Columbia Strategic Cash Portfolio, which is in the process of liquidation. This investment is measured at fair value, which is the net asset value of the portfolio provided by the portfolio manager. The portfolio manager has measured fair value based upon quoted market prices and quoted prices of comparable securities, as well as good faith estimates. Long-term debt is measured at fair value for disclosure only using quoted market prices. There were no changes to the valuation techniques during the three and six months ended June 30, 2009. The carrying value of long-term debt was reduced as the result of the adoption of APB 14-1. See Change in Accounting Principle for additional information.

We perform impairment tests on certain assets, including goodwill and intangible assets at fair value on a nonrecurring basis annually in the fourth quarter or if and when a triggering event occurs. If there is an impairment, these assets would be measured at fair value. For the period ended June 30, 2009, there were no impairments recorded for goodwill and intangible assets.

Fair value measurements of Level 3 investments

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Balance, at beginning of period	$1,990	$8,189	$2,765	$12,574
Total gain (loss) (realized or unrealized) included in:
Other income (loss)	11	(23)	8	(176)
Other comprehensive income	77	27	97	27
Sales and settlements	(267)	(1,733)	(1,059)	(5,965)
Balance, at end of period	$1,811	$6,460	$1,811	$6,460
Gains (losses) included in other income (loss) attributable to the change in unrealized losses relating to assets still held	$11	$(25)	$8	$(140)

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

Upon adoption of APB 14-1, we were required to bifurcate a component of the conversion option. We calculated the fair value of the liability component of the Notes using a discount rate of similar liabilities without conversion features and determined the carrying amount of the equity component by deducting the fair value of the liability component from the initial carrying value of the convertible debt. This resulted in an initial recognition of $63.9 million of debt discount, to be amortized over a seven year period at an effective interest rate of 8.5%, and a corresponding deferred tax liability of $23.6 million. Additionally, $2.1 million of debt issuance costs, included in other assets in our consolidated balance sheet, were reclassified to equity on a proportionate basis as the equity component. The adoption of APB 14-1 did not require any changes to the treatment of our call options and warrants that had been previously classified as equity.

As a result of adopting APB 14-1, the change in accounting principle had the following effect on prior year balances (in thousands except per share data):

	Three Months		Six Months
	Ended June 30, 2008		Ended June 30, 2008
	As Adjusted	As Reported	As Adjusted	As Reported
Selected Statement of Income Data
Operating income	$5,343	$5,343	$7,737	$7,737

Total other loss	(2,886)	(956)	(4,937)	(1,107)

Income before income taxes	2,457	4,387	2,800	6,630
Income tax provision	1,046	1,863	1,199	2,861

Net income	$1,411	$2,524	$1,601	$3,769

Net income per share:
Basic	$0.08	$0.15	$0.10	$0.22
Diluted	$0.08	$0.14	$0.09	$0.22

Shares used in computing net income per share:
Basic	16,843	16,843	16,806	16,806
Diluted	17,456	17,456	17,429	17,429

    We recognized an additional $1.9 million and $3.8 million in interest expense for the three and six months ended June 30, 2008. The additional interest expense was primarily related to the amortization of the debt discount. Interest expense related to the contractual coupon was $2.1 million and $4.2 million for the three months and six months ended June 30, 2008.

The adoption of APB 14-1 also resulted in changes in our consolidated balance sheet for the year ended December 31, 2008 as follows (in thousands):

	Year Ended
	December 31, 2008
	As Adjusted	As Reported
Condensed Balance Sheet Data
Total current assets	$394,344	$390,327
Total non-current assets	32,538	38,960

Total assets	$426,882	$429,287

Total current liabilities	$40,865	$40,865
Total non-current liabilities	134,957	158,495

Total liabilities	$175,822	$199,360

Common stock	$171	$171
Additional paid-in capital	285,757	252,895
Accumulated deficit	(36,036)	(24,307)
Accumulated other comprehensive income	1,168	1,168

Total liabilities and shareholders’ equity	$426,882	$429,287

Current assets increased by $4.0 million due to an increase in the deferred tax benefit related to debt issuance costs. Non-current assets decreased by $6.4 million due to the reclassification of $5.3 million in deferred tax assets to offset deferred tax liabilities and a $1.1 million reclassification of debt issuance costs to equity. Non-current liabilities decreased by $23.5 million due to a $33.4 million reclassification of the equity component of long-term debt to additional paid-in capital, offset by a net increase in deferred tax liabilities of $9.9 million. Equity balances were primarily affected by the reclassifications noted above and lower net income resulting from a decrease of $7.4 million in gains on repurchase, a cumulative interest expense from 2007 and 2008 of $11.1 million, offset by a $6.8 million reduction in provision for income taxes.

    The following table summarizes the impact of the adoption of APB 14-1 on the affected balances within shareholders’ equity (in thousands):
	Additional paid-in capital (1)	Accumulated deficit
Balance at December 31, 2007, as reported	$236,158	$(44,893)
Adjustments for adoption of APB 14-1 to 2007
Equity component of convertible debt	63,886	--
Deferred tax liability related to equity component	(23,580)	--
Debt issuance costs, net of deferred tax benefit of $784	(1,341)	--
Net income adjustment	--	(2,365)
Balance at December 31, 2007, as adjusted	$275,123	$(47,258)

Balance at December 31, 2008, as reported	$252,895	$(24,307)
Cumulative impact from 2007 adjustments	38,965	(2,365)
Adjustments for adoption of APB 14-1 to 2008
Repurchase of convertible debt attributed to the equity component	(10,942)	--
Repurchase impact on deferred tax liability related to the equity component	7,012	--
Tax provision related to cancellation of debt	(2,173)	--
Net income adjustment	--	(9,364)
Balance at December 31, 2008, as adjusted	$285,757	$(36,036)

(1) Balances include treasury stock of $133

The following table summarizes the carrying value of the debt and equity components subsequent to the adoption of APB 14-1 (in thousands):

	As of
	June 30,	December 31,
	2009	2008
Equity component	$33,686	$34,746
Senior convertible debt:
Outstanding	$119,745	$144,745
Debt Discount	25,415	33,409
Long term debt, net	$94,330	$111,336

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

In the first quarter of 2009, we repurchased $25.0 million in principal amount of our Notes for $20.5 million. As a result of these repurchases, we recorded a gain of $1.3 million in other income, net of deferred financing costs of $0.5 million and costs to complete the repurchase transaction. We also partially unwound the associated convertible note hedges, which resulted in proceeds to us of approximately $1.4 million for the sale of call options, offset by $1.3 million we paid for the repurchase of warrants. Following the repurchases, unamortized debt issuance costs approximated $2.1 million. Interest expense for the first quarter of 2009 consisted of $1.3 million related to the amortization of debt discount and debt issuance costs and $1.3 million related to the contractual interest coupon. The remaining discount of $26.5 million will be amortized over 5 years.

Interest expense related to the amortization of debt discount and debt issuance costs was $1.2 million for the three months ended June 30, 2009 and $2.6 million year to date. Interest expense related to the contractual coupon was $1.1 million and $2.4 million for the three and six months ended June 30, 2009.

    Additionally, during the first quarter of 2009, the carrying value of the equity component was reduced by $2.9 million, the allocated amount from repurchases of our senior convertible debt, and $0.2 million from the write-off of the deferred tax asset related to debt issuance costs, offset by a $2.1 million reduction of the deferred tax liability related to the debt discount. These were noncash items from the repurchase transaction.

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

Hedging activities

On January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Statement No.161, “Disclosures about Derivative Instruments and Hedging Activities” which requires enhanced disclosures regarding an entity’s derivative and hedging activities. We enter into derivative transactions to hedge certain foreign currency exposures. The currencies hedged were the British pound, the European Union euro, the Japanese yen, the Australian dollar and the Canadian dollar.

We utilize foreign currency forward contract to offset foreign currency risk associated with our intercompany balances denominated in a currency other than the USD on our balance sheet. As of June 30, 2009, we had $43.6 million in notional amount of foreign currency forward contracts expiring July 31, 2009. The fair value of these contracts as of June 30, 2009 was not material to our results of operations or financial position.

During the second quarter of 2009, we also began using foreign currency forward contracts to hedge the impact of currency fluctuations on the translation of the financial statements of our foreign operations. As of June 30, 2009, we had $6.8 million in notional amount of foreign currency forward contracts expiring at various dates through December 31, 2009. These derivatives are not eligible for hedge accounting treatment and changes in the fair value of these derivatives are recorded in other income on the consolidated statement of income. The fair value of these contracts as of June 30, 2009 was not material to our results of operations or financial position.

Recognized gains and losses, which are included in other income on the consolidated statement of income, are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Foreign currency hedges	$(3,166)	$76	$(751)	$(2,480)
Intercompany receivables	2,884	(543)	818	1,777
Net gain (loss) related to hedge activities	$(282)	$(467)	$67	$(703)

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
United States	$23,888	$28,258	$47,120	$50,392
Europe, Africa and the Middle East	14,083	15,698	28,346	33,179
Latin America and Canada	5,280	5,513	10,049	11,390
Asia Pacific	9,034	9,761	18,576	16,768
Total revenue	$52,285	$59,230	$104,090	$111,729

Contingencies

On May 15, 2007, GE Healthcare (“GE”) filed a lawsuit against us in the federal district court in the Western District of Wisconsin. The lawsuit alleged that certain of our products willfully infringed certain of GE’s U.S. patents relating to ultrasound technology. We filed a counterclaim against GE and certain of its affiliates, and filed an answer denying all of GE’s claims and alleging that the asserted patents are either invalid, not infringed, or both. In rulings issued on July 24, 2008, the trial judge granted summary judgment motions in our favor on five of the six patents that GE had asserted against us. The court ruled that one of the GE patents is invalid and that our products do not infringe the other four GE patents. The trial judge also granted summary judgment in GE’s favor on two of our four asserted patents finding that GE’s accused products did not infringe our asserted patents. On July 28, 2008 the parties filed a stipulation for dismissal without prejudice for the remaining claims and counterclaims for the three remaining patents that have yet to be ruled on by summary judgment in this case, thereby negating the need for a trial. On July 31, 2008, the court granted the parties’ request for dismissal of the remaining claims and counterclaims that had not been ruled on by the judge.

The parties have appealed certain of the trial court’s summary judgment decisions and other rulings to the Court of Appeals for the Federal Circuit.  Oral argument at the Federal Circuit took place in early July. We expect an appellate decision later this year.

On May 22, 2008, GE filed a second suit in the same federal court in Wisconsin seeking to invalidate our U.S. patent 5,722,412. We have counterclaimed that the new ultrasound systems GE proposes to market and sell infringe this patent. The trial was held in early June 2009 and post trial briefing took place during the month of July. We expect a decision to be issued later this year.

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

Pending transaction

In June 2009, we reached an agreement to acquire CardioDynamics International Corporation (“CardioDynamics”). Under the terms of the agreement, we will acquire CardioDynamics in exchange for $1.35 per share in cash. The aggregate transaction value will be approximately $10.0 million, or $12.3 million net of acquired cash and debt. The acquisition is conditioned upon approval by CardioDynamics’ shareholders as well as the satisfaction of all other customary conditions. Approval by our shareholders is not required. The transaction is expected to close in the third quarter of 2009.

Adjustments

Our results for the six months ended June 30, 2009 include correction of various prior year errors deemed immaterial in 2008. These corrections had the effect of decreasing revenue by $0.1 million and net income by $0.3 million ($0.02 earnings per diluted share) for six months ended June 30, 2009. These corrections were not deemed material to the estimated full year financial results for 2009.

Subsequent events

In July 2009, we received final consideration for a Settlement Agreement entered in 2008 with Zonare Medical Systems, Inc. (“Zonare”). Under the Settlement Agreement, our claims associated with a patent infringement suit related to Zonare’s z.one ultrasound system and Zonare’s counterclaim related to portable docking stations were dismissed for cross-licenses of certain patents between the parties and a $3.25 million payment from Zonare to SonoSite. We received a $2.0 million payment in July 2008 and a note receivable for the remaining $1.25 million, which was recorded at $0.3 million, reflecting our judgment of collection risk. We recognized a benefit of $0.9 million in operating income for the three and six months ended June 30, 2009 considering final payment was received in July 2009. Subsequent events have been measured through August 3, 2009, the date of issuance of our condensed consolidated financial statements.

Recent accounting pronouncements

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which requires additional disclosure surrounding the date through which an entity has evaluated subsequent events. Public entities are required to evaluate subsequent events through the date the financial statements are issued. SFAS 165 will not have an impact our current practice of measuring subsequent events.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends FIN 46(R), “Consolidation of Variable Interest Entities,” and changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. SFAS 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE. SFAS 167 becomes effective for interim and annual reporting periods that begin after November 15, 2009. We currently do not have any VIEs nor do we anticipate acquiring any in our recently announced acquisition. As such, we do not expect that the adoption of this standard will impact our current fiscal year.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”), which makes the FASB Accounting Standards Codification™ (“Codification”) the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases issued by the Securities and Exchange Commission are also authoritative GAAP for SEC registrants, while all other non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 does not change U.S. GAAP for public entities; however, referencing of authoritative literature will change in future filings. SFAS 168 becomes effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of SonoSite, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements

Our business strategy is to lead in the design, development and commercialization of high performance, innovative ultrasound technology and hand carried ultrasound systems. We intend to sustain long-term growth of our business through technological innovation, broadening of sales distribution channels, entry and maintenance of strategic relationships, expanding into new clinical and geographic markets, and delivering high-quality products to customers. We are focusing on the development of innovative products with the objective of improving patient care and efficiency through ease of use, high performance imaging, and providing quicker results to physicians and clinicians. We are also investing in research and development in existing and new lines of business and other areas that we believe may contribute to our long-term growth. Recognizing that one of our greatest challenges is the current state of the global economy, we are focused on increasing sales force efficiency and effective cost management.

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

In June 2009, we reached an agreement to acquire CardioDynamics International Corporation (“CardioDynamics”). Under the terms of the agreement, we will acquire CardioDynamics in exchange for $1.35 per share in cash. The aggregate transaction value will be approximately $10.0 million, or $12.3 million net of acquired cash and debt. The acquisition is conditioned upon approval by CardioDynamics’ shareholders as well as the satisfaction of all other customary conditions. Approval by our shareholders is not required. The transaction is expected to close in the third quarter of 2009.

    During the quarter, we also introduced the NanoMaxx™, a 6 pound ultrasound tool designed for diagnostic imaging, clinical assessment, and procedural guidance at hospital beds and in the physician’s office. This latest addition to our suite of products features one-button system control.Results of Operations

Revenue

Revenue decreased to $52.3 million for the three months ended June 30, 2009 from $59.2 million for the three months ended June 30, 2008. Revenue decreased to $104.1 million for the six months ended June 30, 2009 from $111.7 million for the six months ended June 30, 2008. The decrease in the second quarter of 2009 compared to 2008 and for the six months of 2009 compared to 2008 was attributable to a slowdown in hospital capital spending and unfavorable foreign exchange rate fluctuations of 4% for the quarter and 6% for year to date.

U.S. revenue decreased to $23.9 million for the three months ended June 30, 2009 from $28.3 million for the three months ended June 30, 2008. U.S. revenue decreased to $47.1 million for the six months ended June 30, 2009 from $50.4 million for the six months ended June 30, 2008. The decrease in the second quarter 2009 compared to 2008 and for the six months of 2009 compared to 2008 was primarily attributable to a 20% decline in direct hospital sales during the quarter and a 17% decline year to date due to reduced hospital capital spending within the difficult economic environment.

Revenue from Europe, Africa and the Middle East decreased to $14.1 million for the three months ended June 30, 2009 from $15.7 million for the three months ended June 30, 2008. Revenue from Europe, Africa and the Middle East decreased to $28.3 million for the six months ended June 30, 2009 from $33.2 million for the six months ended June 30, 2008. These decreases were primarily due to an unfavorable foreign exchange impact of 10% for the quarter and 15% for year to date.

Revenue from Latin America and Canada decreased to $5.3 million for the three months ended June 30, 2009 from $5.5 million for the three months ended June 30, 2008. Revenue from Latin America and Canada decreased to $10.0 million for the six months ended June 30, 2009 from $11.4 million for the six months ended June 30, 2008. The decrease in the second quarter 2009 compared to 2008 was primarily due to decreased sales in Canada as well as an unfavorable exchange impact of 5% for the three months ended June 30, 2009, partially offset by an increase in Latin America. The decrease for the six months of 2009 compared to 2008 was primarily due to decreased sales in Latin America and Canada as well as an unfavorable foreign exchange impact of 7% for year to date.

Revenue from Asia Pacific decreased to $9.0 million for the three months ended June 30, 2009 from $9.8 million for the three months ended June 30, 2008. Revenue from Asia Pacific increased to $18.6 million for the six months ended June 30, 2009 from $16.8 million for the six months ended June 30, 2008. The decrease in the three months was primarily due to decreased sales in Japan as well as an unfavorable exchange rate of 6% for the three months ended June 30, 2009. The increase in the six months was primarily due to increased sales in Asia, partially offset by an unfavorable foreign exchange rate of 6% for year to date.

Fiscal Year 2009 Outlook

Given current economic conditions and foreign currency trends, we anticipate that revenue could potentially decrease by 5 to 10% in 2009 compared to 2008. We have introduced and plan to introduce additional new products and features, to develop the U.S. physicians’ office market, and to expand our international operations. The expansion of our international markets, as well as the development of the U.S. hospital and physician office markets, considering current economic conditions, may not be as successful as anticipated and we may encounter regulatory and other issues in selling our products. Our revenue has been significantly and may be further impacted by fluctuations in foreign exchange rates in the countries in which we sell our products. Increased competition may also impact our anticipated growth in revenue. We currently face competition from larger companies that manufacture cart-based and portable ultrasound systems and have greater financial and other resources.

Gross margin

Gross margin was 71% for the three months ended June 30, 2009 and 70% for the three months ended June 30, 2008. The gross margin increased over the prior year quarter as a result of a decrease in inventory obsolescence charges and a reduction in material costs of 2%, offset by a foreign currency impact of 1%. Gross margin was 69% for the six months ended June 30, 2009 and 71% for the six months ended June 30, 2008. The gross margin decreased over the prior year as a result of foreign currency impact of approximately 2%, which was partially offset by a reduction in material costs.

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

Operating expenses

Research and development expenses were $7.4 million for the three months ended June 30, 2009, compared to $6.9 million for the three months ended June 30, 2008.  Research and development expenses were $15.1 million for the six months ended June 30, 2009, compared to $13.1 million for the six months ended June 30, 2008. The increases in both the three and six months were primarily attributable to increased headcount and other costs related to development of new features and products.

Sales, general and administrative expenses were $27.6 million for the three months ended June 30, 2009, compared to $29.2 million for the three months ended June 30, 2008. Sales, general and administrative expenses were $53.4 million for the six months ended June 30, 2009, compared to $58.5 million for the six months ended June 30, 2008. The decrease in both the three and six months was primarily attributable to a decrease in legal costs, a reduction in compensation expense, and foreign exchange rates.

In July 2008, we entered an agreement with Zonare Medical Systems, Inc. (“Zonare”) to settle all pending claims. Under the Settlement Agreement, the parties agreed to dismiss all pending claims between the parties in consideration for cross-licenses of certain patents between the parties and a $3.3 million payment from Zonare to SonoSite. The consideration was originally valued at $0.3 million; however, consideration received amounted to $1.2 million.  The gain recorded on the transaction of $0.9 million has been included within operating expenses.

Fiscal Year 2009 Outlook

We anticipate that operating expenses will decrease in 2009 compared to 2008 through effective cost management.

Other loss

Total other loss was $2.3 million for the three months ended June 30, 2009 compared to $2.9 million for the three months ended June 30, 2008.  Total other loss was $2.5 million for the six months ended June 30, 2009 compared to $4.9 million for the six months ended June 30, 2008. The decrease in loss was primarily attributable to the gain recognized on the repurchase of our convertible senior notes and lower interest expense as a result of less outstanding debt compared to the prior year; partially offset by lower interest income on our investment balances resulting from lower interest rates. Amounts reported in comparable prior periods have been restated due to the adoption of Financial Accounting Standards Board Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”) on January 1, 2009.

Fiscal Year 2009 Outlook

We anticipate that we will incur losses in 2009 primarily due to the additional interest expense resulting from the adoption of APB 14-1, lower interest income due to lower interest rates, and lower gains as we do not expect to repurchase the same amount of convertible senior notes.

Income tax expense

Income tax provision was $0.3 million for the three months ended June 30, 2009, compared to $1.0 million for the three months ended June 30, 2008. Income tax provision was $0.8 million for the six months ended June 30, 2009, compared to $1.2 million for the six months ended June 30, 2008. The decrease in our consolidated effective tax rate for the three and six months ended June 30, 2009, as compared to 2008, results primarily from the reinstatement of the U.S. research and development tax credit in late 2008 and our qualification for the domestic production activities tax deduction. Amounts reported in comparable prior periods have been restated due to the adoption of APB 14-1.

Fiscal Year 2009 Outlook

We anticipate that our annual consolidated effective tax rate will approximate 39% for fiscal year 2009.

Warranty expense

We expect our warranty liability and expense to continue to increase due to the five-year warranty offered with the MicroMaxx system, M-Turbo system and S Series ultrasound tools as our installed base increases. Should actual failure rates or repair or replacement costs for any of our products differ from estimates, revisions to the estimated warranty liability may be required and our results may be materially affected.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $193.9 million as of June 30, 2009, compared to $209.3 million as of December 31, 2008. Cash and cash equivalents were primarily invested in money market accounts. Our short-term and long-term investment securities totaled $69.5 million as of June 30, 2009, compared to $70.5 million as of December 31, 2008. Investment securities generally consist of high-grade U.S. government or corporate debt and high-grade asset-backed securities. We have the ability to hold our securities until maturity, however, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies.

As of June 30, 2009, we had $1.8 million in the Columbia Strategic Cash Portfolio, which is in the process of liquidation.  Distributions from this portfolio are solely at the discretion of the portfolio manager. We have recorded $1.3 million as a short-term investment and $0.5 million as a long-term investment.

Operating activities provided cash of $7.4 million for the six months ended June 30, 2009, compared to cash provided of $5.0 million for the six months ended June 30, 2008. Net income for the six months ended June 30, 2009 was adjusted by stock-based compensation expense of $3.9 million, depreciation and amortization of $2.1 million, amortization of debt discount and debt issuance costs of $2.6 million, and deferred income taxes of $0.9 million. Operating assets and liabilities were primarily impacted by the timing of payments and receipts. For the six month period ended June 30, 2009 operating assets provided $11.6 million and operating liabilities used $12.9 million. The change in operating assets is due to accounts receivable collections being higher than sales for 2009 compared to 2008, and the change in operating liabilities is due to the timing of payments of accounts payable and accrued expenses.

Investing activities used cash of $1.1 million for the six months ended June 30, 2009, compared to cash used of $13.8 million for the six months ended June 30, 2008. The cash used in 2009 was primarily due to the purchase of investment securities of $67.8 million, the purchase of property and equipment of $1.8 million, and $0.4 million of earn-out consideration associated with the acquisition of SonoMetric Health, Inc, offset by proceeds from the sale and maturity of investments of $68.8 million.

Financing activities used cash of $19.9 million for the six months ended June 30, 2009, compared to cash provided of $2.8 million for the six months ended June 30, 2008. Cash used in financing activities was primarily due to the repurchase of our convertible debt and associated warrants for $21.8 million partially offset by the sale of call options for $1.4 million and proceeds from the exercise of stock options and employee stock purchase plan totaling $1.4 million.

We believe that our existing cash and cash generated from operations will be sufficient to fund our operations and anticipated acquisition of CardioDynamics, capital expenditures and repurchases of convertible debt in 2009. Nevertheless, we may experience an increased need for additional cash due to:

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

As of June 30, 2009, our investment portfolio consisted of $67.7 million of interest-bearing debt securities with maturities of less than one year. Generally we have the ability to hold these securities until maturity; however, we have classified them as available-for-sale in the event of unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for 2008 from a hypothetical 10% increase in market interest rates would not have a material impact on the investment portfolio.

    As of June 30, 2009, we also had $1.8 million in Columbia Strategic Cash Portfolio, which is in the process of liquidation. Distributions from this portfolio are solely at the discretion of the portfolio manager. We have recorded $1.3 million as a short-term investment and $0.5 million as a long-term investment based on the expected liquidation schedule.

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

As of June 30, 2009, 72% of our outstanding accounts receivable balance was from international customers, of which 40%, or $12.5 million, was denominated in a currency other than USDs. Total sales for the three months ended June 30, 2009 denominated in a currency other than USDs were $18.4 million, or 35% of total consolidated revenues. Total sales for the six months ended June 30, 2009 denominated in a currency other than USDs were $38.0 million, or 37% of total consolidated revenues. The British pound, the Euro and the Japanese yen represented the majority of financial transactions executed in a foreign currency. We regularly review our foreign currency accounts receivable positions for any indication that collection may be at risk.  In addition, we utilize letters of credit where they are warranted in order to mitigate our collection risk.

We periodically enter into foreign currency forward and participating forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. As of June 30, 2009, we had $43.6 million in notional amount of foreign currency forward contracts that expire on July 31, 2009. They serve as hedges of a substantial portion of our intercompany balances denominated in a currency other than the USD. These foreign currencies primarily include the British pound, the Euro and the Japanese yen. A sensitivity analysis of a change in the fair value of these contracts indicates that if the USD weakened by 10% against the applicable foreign currency, the fair value of these contracts would decrease by approximately $5.0 million. Conversely, if the USD strengthened by 10% against the applicable foreign currency, the fair value of these contracts would increase by approximately $5.0 million. Gains and losses in the fair value of these contracts are intended to offset the losses and gains on the underlying intercompany balances. These offsetting gains and losses are not reflected in the sensitivity analysis above. The fair value of these contracts as of June 30, 2009 was not material to our results of operations or our financial position.

During the second quarter of 2009, we began using foreign currency forward contracts to hedge the impact of currency fluctuations on the translation of the financial statements of our foreign operations. As of June 30, 2009, we had $6.8 million in notional amount of foreign currency forward contracts expiring at various dates through December 31, 2009. These derivatives are not eligible for hedge accounting treatment and changes in the fair value of these derivatives are recorded in other income on the consolidated statement of income. For the three months and six months ended June 30, 2009, we recognized a mark to market loss on these contracts of $38,000.

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

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

As of June 30, 2009, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 e) and 15d-15 e) of the Securities Exchange Act of 1934  the Exchange Act), and they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal control over financial reporting

We continue to review, revise and improve the effectiveness of our internal controls.  There have been no changes in the Company’s internal controls over financial reporting during the second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.     Legal Proceedings

On May 15, 2007, GE Healthcare (“GE”) filed a lawsuit against us in the federal district court in the Western District of Wisconsin. The lawsuit alleged that certain of our products willfully infringed certain of GE’s U.S. patents relating to ultrasound technology. We filed a counterclaim against GE and certain of its affiliates, and filed an answer denying all of GE’s claims and alleging that the asserted patents are either invalid, not infringed, or both. In rulings issued on July 24, 2008, the trial judge granted summary judgment motions in our favor on five of the six patents that GE had asserted against us. The court ruled that one of the GE patents is invalid and that our products do not infringe the other four GE patents. The trial judge also granted summary judgment in GE’s favor on two of our four asserted patents finding that GE’s accused products did not infringe our asserted patents. On July 28, 2008 the parties filed a stipulation for dismissal without prejudice for the remaining claims and counterclaims for the three remaining patents that have yet to be ruled on by summary judgment in this case, thereby negating the need for a trial. On July 31, 2008, the court granted the parties’ request for dismissal of the remaining claims and counterclaims that had not been ruled on by the judge. The parties have appealed certain of the trial court’s summary judgment decisions and other rulings to the Court of Appeals for the Federal Circuit. Oral argument at the Federal Circuit took place in early July. We expect an appellate decision later this year.

On May 22, 2008, GE filed a second suit in the same federal court in Wisconsin seeking to invalidate our U.S. patent 5,722,412. We have counterclaimed that the new ultrasound systems GE proposes to market and sell infringe this patent. The trial was held in early June 2009 and post trial briefing took place during the month of July. We expect a decision to be issued later this year.

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

SONOSITE, INC. (Registrant)

Dated:	August 3, 2009	By:	/s/ MICHAEL J. SCHUH

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