Form 10-Q
period 2009-09-30
SONOSITE INC
filed 2009-11-09
CIK 1055355

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2009

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to                      to

Commission file number 0-23791

SONOSITE, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1405022
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

21919 30th Drive SE, Bothell, WA	98021-3904
(Address of Principal Executive Offices)	(Zip Code)

(425) 951-1200

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	17,347,491
(Class)	(Outstanding as of October 29, 2009)

SonoSite, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2009

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SonoSite, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share data)	September 30, 2009	December 31, 2008 As Adjusted
Assets
Current assets:
Cash and cash equivalents	$211,035	$209,258
Short-term investment securities	36,864	69,882
Accounts receivable, less allowances of $1,889 and $2,190	55,414	66,094
Inventories	35,309	29,115
Deferred income taxes, current	14,830	13,372
Prepaid expenses and other current assets	6,695	6,623

Total current assets	360,147	394,344

Property and equipment, net	9,393	8,955
Investment securities	—	578
Goodwill	3,902	3,767
Deferred income taxes	180	793
Identifiable intangible assets, net	24,939	13,062
Other assets	3,595	5,383

Total assets	$402,156	$426,882

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,451	$6,189
Accrued expenses	21,616	31,921
Deferred revenue, current portion	2,485	2,755

Total current liabilities	32,552	40,865

Long-term debt, net	95,717	111,336
Deferred tax liability, net	6,776	9,871
Other non-current liabilities	14,168	13,750

Total liabilities	149,213	175,822

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value
Authorized shares—6,000,000
Issued and outstanding shares—none	—	—
Common stock, $.01 par value
Authorized shares—50,000,000
Issued and outstanding shares:
As of September 30, 2009—17,327,204	173
As of December 31, 2008—17,054,697		171
Additional paid-in-capital	289,661	285,757
Accumulated deficit	(34,988)	(36,036)
Accumulated other comprehensive (loss) income	(1,903)	1,168

Total shareholders’ equity	252,943	251,060

Total liabilities and shareholders’ equity	$402,156	$426,882

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except net (loss) income per share)	2009	2008 As Adjusted	2009	2008 As Adjusted
Revenue	$53,571	$61,633	$157,661	$173,362
Cost of revenue	16,021	18,562	48,033	50,962

Gross margin	37,550	43,071	109,628	122,400

Operating expenses:
Research and development	6,497	7,440	21,569	20,574
Sales, general and administrative	28,874	28,254	81,682	86,712
Licensing income and litigation settlement	—	(2,643)	(924)	(2,643)
Acquisition costs, net of bargain purchase (gain)	(110)	—	469	—

Total operating expenses	35,261	33,051	102,796	104,643
Other income (loss)
Interest income	369	2,188	1,906	7,142
Interest expense	(2,623)	(4,327)	(7,567)	(12,891)
Other	(759)	(1,516)	175	(2,842)

Total other loss, net	(3,013)	(3,655)	(5,486)	(8,591)

(Loss) Income before income taxes	(724)	6,365	1,346	9,166
Income tax (benefit) provision	(484)	2,715	298	3,914

Net (loss) income	$(240)	$3,650	$1,048	$5,252

Net (loss) income per share:
Basic	$(0.01)	$0.22	$0.06	$0.31

Diluted	$(0.01)	$0.21	$0.06	$0.30

Weighted average common and potential common shares outstanding:
Basic	17,308	16,927	17,203	16,858

Diluted	17,308	17,592	17,650	17,488

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(In thousands)	2009	2008 As Adjusted
Operating activities:
Net income	$1,048	$5,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,647	3,086
Stock-based compensation	5,201	5,209
Deferred income tax provision	1,216	2,528
Amortization of net discounts on investment securities	(284)	(443)
Amortization of debt discount and debt issuance costs	3,792	6,581
Accretion of contingent purchase consideration	720	675
Excess tax benefit from exercise of stock based awards	—	(961)
Net loss on investments and derivatives	123	225
Gain on convertible note repurchase	(1,339)	—
Non-cash gain on litigation settlement	—	(643)
Loss on disposal of property and equipment	31	—
Gain on bargain purchase of CardioDynamics	(1,078)	—
Changes in operating assets and liabilities:
Accounts receivable	13,352	2,513
Inventories	(2,868)	63
Prepaid expenses and other assets	1,108	(4,836)
Accounts payable	(135)	64
Accrued expenses	(14,276)	(591)
Deferred liabilities	(1,347)	(724)

Net cash provided by operating activities	8,911	17,998

Investing activities:
Purchases of investment securities	(100,338)	(182,608)
Proceeds from sales/maturities of investment securities	134,277	244,976
Purchases of property and equipment	(2,290)	(2,198)
Acquisition of CardioDynamics, net of cash acquired	(8,185)	—
Earn-out consideration associated with SonoMetric acquisition	(387)	(921)

Net cash provided by investing activities	23,077	59,249

Financing activities:
Excess tax benefit from stock-based awards	—	961
Minimum tax withholdings on stock-based awards	(1,285)	—
Proceeds from exercise of stock-based awards	1,419	3,526
Retirement of convertible debt	(25,750)	—
Proceeds from sale of call options	1,409	—
Repurchase of warrants	(1,325)	—

Net cash (used in) provided by financing activities	(25,532)	4,487

Effect of exchange rate changes on cash and cash equivalents	(4,679)	1,262

Net change in cash and cash equivalents	1,777	82,996
Cash and cash equivalents at beginning of period	209,258	188,701

Cash and cash equivalents at end of period	$211,035	$271,697

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,520	$2,048

Cash paid for interest	$5,202	$8,414

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Interim Financial Information

1. Summary of Significant Accounting Policies

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information reflects, in the opinion of SonoSite, Inc. management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2009, including CardioDynamics International Corporation’s (CDIC) results of operations from August 14, 2009 to September 30, 2009, are not necessarily indicative of expected results for the entire year ending December 31, 2009 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K.

Adjustment of prior period balances

Certain amounts reported in comparable prior periods have been adjusted due to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 470, subtopic 20 (“470-20”), formerly Financial Accounting Standards Board Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, on January 1, 2009. For additional detail on the adjusted balances, refer to the Note 5.

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

Inventories consisted of the following (in thousands):

	As of
	September 30, 2009	December 31, 2008
Raw material	$13,093	$10,007
Demonstration inventory	9,570	8,198
Finished goods	12,646	10,910

Total	$35,309	$29,115

Warranty expense

We accrue estimated warranty expense at the time of sale for costs expected to be incurred under our product warranties. This provision for warranty expense is made based upon our historical product failure rates and service repair costs using management’s judgment. We provide, with certain exceptions, a five-year warranty with the MicroMaxx system, M-Turbo system, S Series, and NanoMaxx ultrasound tools and with our newly acquired BioZ Dx impedance cardiography system.

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The warranty liability is summarized as follows (in thousands):

	Beginning of Period	Charged To Cost of Revenue	Applied to Liability	Liability Acquired	End of Period
Three months ended September 30, 2009	$7,900	$1,208	$(708)	$301	$8,701
Three months ended September 30, 2008	$5,093	$1,402	$(473)	$—	$6,022
Nine months ended September 30, 2009	$7,094	$3,245	$(1,939)	$301	$8,701
Nine months ended September 30, 2008	$4,045	$3,239	$(1,262)	$—	$6,022

Income taxes

The income tax provisions for the three and nine months ended September 30, 2009 are based on projections of total year pre-tax income and the projected total year tax provision. Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The increase in our consolidated effective tax rate for the three months ended September 30, 2009 resulted from a low level of book income relative to permanent differences related to the research and development tax credit and domestic production activities tax deduction. The decrease in our consolidated effective tax rate for the nine months ended September 30, 2009, as compared to 2008, results primarily from the reinstatement of the U.S. research and development tax credit in the fourth quarter of 2008 and our qualification for the domestic production activities tax deduction.

Net (loss) income per share

Basic net (loss) income per share is based on the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Potentially dilutive common equivalent shares consist of common stock issuable upon exercise of stock options and warrants, or upon vesting of restricted stock units using the treasury stock method. Diluted net (loss) income per share would also be impacted to reflect shares issuable upon conversion of our convertible senior notes if our share price exceeds $38.20 per share. Our call option on our shares is anti-dilutive and, therefore, excluded from the calculation of diluted net (loss) income per share.

The following is a reconciliation of the numerator and denominator of the basic and diluted net (loss) income per share calculations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008 As Adjusted	2009	2008 As Adjusted
Net (loss) income	$(240)	$3,650	$1,048	$5,252

Weighted average common shares outstanding used in computing basic net (loss) income per share	17,308	16,927	17,203	16,858
Effect of dilutive stock options and restricted stock units	—	665	447	630

Weighted average common shares outstanding used in computing diluted net (loss) income per share	17,308	17,592	17,650	17,488

Net (loss) income per share:
Basic	$(0.01)	$0.22	$0.06	$0.31

Diluted	$(0.01)	$0.21	$0.06	$0.30

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The following weighted average potential common equivalent shares were excluded from the computation of diluted net (loss) income per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock options and restricted stock units	1,300	575	1,379	692
Warrants outstanding	1,184	2,500	1,184	2,500

Total common shares excluded from diluted net (loss) income per share	2,484	3,075	2,563	3,192

The computation of diluted net (loss) income per share does not include any potential dilutive common shares associated with our convertible senior notes. The convertible senior notes would become dilutive and be included in the calculation of diluted net income per share, for the number of shares that would be required to satisfy the conversion spread, if the average market price of our common stock exceeds $38.20 per share.

Accumulated other comprehensive (loss) income

Unrealized gains or losses on our available-for-sale securities that are considered temporary and foreign currency translation adjustments are included in accumulated other comprehensive (loss) income.

The following presents the components of comprehensive (loss) income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008 As Adjusted	2009	2008 As Adjusted
Net (loss) income	$(240)	$3,650	$1,048	$5,252
Other comprehensive loss:
Foreign currency translation adjustments	(1,592)	(447)	(2,874)	(126)
Unrealized losses arising during the period	(94)	(147)	(197)	(133)

Comprehensive (loss) income	$(1,926)	$3,056	$(2,023)	$4,993

Indemnification obligations and guarantees (excluding product warranty)

We provide (i) indemnifications of varying scope and size to our customers and distributors against claims of intellectual property infringement made by third parties arising from the use of our products; (ii) indemnifications of varying scope and size to our customers arising as a result of defects in the design or manufacture of our products or as the result of willful misconduct of our employees; (iii) indemnifications of varying scope and size to consultants against third party claims arising from the services they provide to us; and (iv) guarantees to support obligations of some of our subsidiaries such as lease payments. Prior to the acquisition, CDIC had provided a reimbursement guarantee to certain customers that Medicare reimbursement would not be rescinded. These guarantees expire over the next five years.

To date, we have not incurred material costs as a result of these obligations and do not expect to incur material costs in the future. Accordingly, we have not accrued any liabilities in our financial statements related to these indemnifications or guarantees.

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

2. Cash, cash equivalents and investment securities

Effective April 1, 2009, we adopted ASC 320-10-65-1, “Transition Related to FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments,” which amends the other-than-temporary impairment guidance for debt securities and changes the existing impairment model for such securities. It also modifies the presentation of other-than-temporary losses and increases the frequency of and expands the required disclosures related to other-than-temporary impairments.

The following table summarizes our cash, cash equivalents and investment securities at fair value (in thousands):

	September 30, 2009	December 31, 2008
Cash	$15,617	$13,921
Cash equivalents:
Corporate debt securities	22,294	59,947
Other debt obligations	173,124	135,390

Total cash and cash equivalents	$211,035	$209,258

Investment securities:
Short-term	$36,864	$69,882

Long-term	$—	$578

Cash and cash equivalents primarily consist of money market accounts with major U.S. banks and highly liquid debt instruments with maturities at purchase of three months or less. Investment securities primarily consist of high-grade U.S. government or corporate debt, certificates of deposit, and high-grade asset backed securities. We have the ability to hold our securities until maturity; however, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Realized gains and losses from the sale of available-for sale securities are determined on a specific identification basis.

As of September 30, 2009, our investment in the Columbia Strategic Cash Portfolio has been liquidated. As of December 31, 2008, we had an investment of $2.8 million invested in this portfolio. Distributions from this portfolio were solely at the discretion of the portfolio manager. This investment had been measured at fair value, which was the net asset value of the portfolio provided by the portfolio manager. Other-than-temporary impairments, all of which relate to the Columbia Strategic Cash Portfolio, represent credit losses and have been recognized in other income (loss) with no amount recorded in accumulated other comprehensive income. All other investment securities will mature by the end of the first quarter of 2010.

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The amortized cost, gross unrealized holding gains and losses and fair value of investment securities classified as available-for-sale securities were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
As of September 30, 2009:
Cash equivalents:
Corporate debt securities	$22,286	$8	$—	$22,294
Other debt securities	173,124	—	—	173,124

Total cash equivalents	$195,410	$8	$—	$195,418

Short-term:
Corporate debt securities	$32,281	$25	$—	$32,306
Other debt securities	4,558	—	—	4,558

Total short-term investments	$36,839	$25	$—	$36,864

As of December 31, 2008:
Cash equivalents:
Corporate debt securities	$59,829	$118	$—	$59,947
Other debt securities	135,390	—	—	135,390

Total cash equivalents	$195,219	$118	$—	$195,337

Short-term:
Corporate debt securities	$67,129	$234	$—	$67,363
Other debt securities	2,521	—	(2)	2,519

Total short-term investments	$69,650	$234	$(2)	$69,882

Long-term:
Other debt securities	$578	$—	$—	$578

Total long-term investments	$578	$—	$—	$578

The following table summarizes our realized gains and losses on sales and redemptions of investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gains	$117	$—	$130	$8
Losses	—	(3)	—	(8)

Realized gain (loss), net	$117	$(3)	$130	$—

For the three and nine months ended September 30, 2009 and 2008, all realized gains resulted from distributions in excess of the amortized cost value of our investment in the Columbia Strategic Cash Portfolio.

The following table summarizes our gross unrealized gains and losses on investment securities included in accumulated other comprehensive (loss) income (in thousands):

	As of
	September 30, 2009	December 31, 2008
Gains	$33	$350
Losses	—	—

Unrealized gains, net	$33	$350

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

3. Fair value measurements

The following table provides the Level 1 financial assets and liabilities that were measured at fair value as of September 30, 2009 (in thousands):

	Fair Value Measurements
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)
Investment Securities
Corporate debt securities	$32,306	$32,306
Other debt obligations	4,558	4,558

Total investment securities	$36,864	$36,864

Foreign currency hedges	$340	$340

Long-term debt, net	$95,717	$116,560

Investment securities and foreign currency hedges are measured at fair value using quoted market prices. Long-term debt is measured at fair value for disclosure only using quoted market prices. There were no changes to the valuation techniques during the three and nine months ended September 30, 2009. The carrying value of long-term debt was reduced as the result of the adoption of ASC 470-20. See Note 5 for additional information.

Our investment in the Columbia Strategic Cash Portfolio, which has been liquidated, was previously our only Level 3 investment. The following table summarizes activity of our Level 3 investments (in thousands):

Fair value measurements of Significant Unobservable Inputs (Level 3) investments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance, at beginning of period	$1,811	$6,460	$2,765	$12,574
Total gain (loss) (realized or unrealized) included in:
Other income (loss)	117	(49)	125	(225)
Other comprehensive loss	(97)	(27)	—	—
Distributions	(1,831)	(1,898)	(2,890)	(7,863)

Balance, at end of period	$—	$4,486	$—	$4,486

Gains (losses) included in other income (loss) attributable to the change in unrealized losses relating to assets still held	$—	$(43)	$—	$(142)

We perform impairment tests on certain assets, including goodwill and intangible assets at fair value on a recurring basis annually in the fourth quarter or if and when a triggering event occurs. If there is an impairment, these assets would be measured at fair value. For the period ended September 30, 2009, there were no impairments recorded for goodwill and intangible assets.

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

4. Acquisition

On August 14, 2009, we acquired all of the outstanding stock of CDIC, a leader in impedance cardiography (“ICG”) for noninvasive hemodynamic assessment that develops, manufactures, and markets ICG devices and sensors. The ICG product line provides non-invasive assessment of cardiac output and other hemodynamic parameters. The business combination enables us to expand our distribution platform and product offerings.

Concurrently with this acquisition, we obtained full control of Medis Medizinische Messtechnik GmbH (“Medis”), which develops, manufactures, and markets ICG diagnostic and monitoring devices. CDIC had previously owned 80% of Medis, based in Germany.

Cash consideration of $10.7 million was transferred for the shares of CDIC and Medis. Operating expenses include acquisition related charges of $1.0 million in the third quarter and $1.5 million for the nine months ended of 2009, reduced by a bargain purchase gain of $1.1 million.

The following table summarizes the acquisition-date fair value of the assets acquired and the liabilities assumed in connection with the business combination (in thousands):

August 14, 2009
Assets
Current assets:
Cash and cash equivalents	$2,511
Accounts receivable	2,560
Inventories	2,799
Deferred income taxes	5,376
Prepaid expenses and other current assets	95

Total current assets	13,341

Property and equipment, net	1,001
Identifiable intangible assets	12,400
Other assets	158

Total assets	$26,900

Liabilities
Current liabilities:
Accounts payable	$2,459
Accrued expenses and other current liabilities	2,191

Total current liabilities	4,650

Long-term debt	5,500
Deferred tax liability	4,538
Other non-current liabilities	437

Total liabilities	$15,125

Net assets acquired	$11,775
Acquisition consideration	$10,697

Gain on bargain purchase	$1,078

These assets and liabilities were Level 3 measurements recorded at the acquisition-date fair value. We used an income approach, which is a measurement of the present value of the net economic benefit or cost expected to be derived from an asset or liability, to measure the acquired assets and liabilities excluding inventory, internally developed software, and property and equipment. Inventory and internally developed software were measured using a cost approach. Property and equipment were valued using a combination of the market and cost approaches.

Due to the timing of the acquisition, certain items including income taxes and third-party valuations reports are expected to be finalized in the fourth quarter of 2009. We do not expect material changes resulting from finalization of these pending items.

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Intangible assets acquired consisted of the following (in thousands):

	Amount	Amortization Period ( in years)
Developed technology	$1,500	5.0
Customer relationships	9,300	4.8
Trademarks	800	2
Internally developed software	800	3

Total intangibles	$12,400	4.5

The total fair value of short-term and long-term receivables acquired amounted to $2.7 million. The contractual amount due on these receivables is $3.8 million, of which a reduction of $1.1 million has been taken for credit risk.

We recognized a warranty liability of $0.3 million related to CDIC’s products. We expect to incur the majority of these costs by the end of 2011. The potential undiscounted amount of all future payments that we could be required to make under the warranty arrangements is estimated to be $0.3 million. As of September 30, 2009, there has been no change since August 14, 2009, in the amount recognized for this liability or any change in the range of outcomes or assumptions used to develop the estimates.

We recognized a deferred tax asset of $5.4 million, which includes $3.9 million related to CDIC’s federal net operating loss (“NOL”) carryforward. CDIC had federal NOL carryforwards of $52.6 million based on tax returns filed through November 30, 2008 which will be available to offset our future taxable income until they expire between 2010 and 2028. The NOL carryforward that will be available for utilization during this period is limited to $11.1 million, resulting from change in ownership limitations under Section 382 of the Internal Revenue Code. CDIC had state NOL carryforwards of $1.1 million against which we have recorded a full valuation allowance given the uncertainty as to whether we will have sufficient income in these states in the future to utilize these NOLs. We recognized an additional $1.5 million deferred tax asset and a $4.5 million deferred tax liability related to the difference in the book and tax bases of acquired assets and liabilities.

When there is a gain on a bargain purchase, accounting standards require a reassessment to determine all assets acquired, liabilities assumed, and consideration transferred. We have performed a reassessment and have still concluded that we have a gain on a bargain purchase. Because the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the excess of the value of the net assets acquired over the purchase price has been recorded as a gain on bargain purchase.

The results of CDIC’s operations were included in our consolidated financial statements since the date of acquisition. The amount of CDIC’s revenue and earnings included in our consolidated financial statements and the revenue and earnings of the combined entity had the acquisition date been January 1, 2009, or January 1, 2008 are as follows (in thousands):

	Revenue	Earnings (Loss)
CDIC:
Actual from August 14, 2009 to September 30, 2009	$2,962	$(304)
Supplemental pro forma from the combined entity for the period:
January 1, 2009 to September 30, 2009	$173,374	$(2,623)
January 1, 2008 to September 30, 2008	$191,003	$2,593

Because CDIC’s fiscal year ended in November, one month prior to our year-end, revenue and earnings (loss) in the pro forma disclosures have been adjusted to reflect our fiscal year. Additionally, CDIC earnings (loss) were adjusted to reflect the statutory tax rate utilized by SonoSite in the pro forma periods presented. Pro forma earnings (loss) exclude non-recurring charges including acquisition costs, and integration costs, and gain on bargain purchase, but include amortization of intangibles resulting from this acquisition.

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

5. Change in Accounting Principle

Effective January 1, 2009, we adopted ASC 470-20, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. ASC 470-20 required issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized. ASC 470-20 requires bifurcation of a component of the conversion option, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of income. ASC 470-20 requires retrospective application to the terms of instruments as they existed for all periods presented. Our debt offering completed in July 2007 of $225.0 million aggregate principal amount of 3.75% convertible senior notes (“Notes”) is within the scope of ASC 470-20.

Upon issuance of the Notes and prior to the adoption of ASC 470-20, we evaluated the Notes using the “Working Draft of AICPA Technical Practice Aid” (“Technical Practice Aid”) prepared by the Convertible Debt, Convertible Preferred Shares, Warrants, and Other Equity-Related Financial Instruments Task Force to consider whether the conversion option on the Notes met the criteria to preclude recognition as a debt discount. We concluded the conversion feature should be equity classified and not recorded as a standalone derivative, and thus the conversion feature was exempt from bifurcation. Debt issuance costs of $7.5 million were being amortized to interest expense over the term of the Notes.

Upon adoption of ASC 470-20, we were required to bifurcate a component of the conversion option. We calculated the fair value of the liability component of the Notes using a discount rate of similar liabilities without conversion features and determined the carrying amount of the equity component by deducting the fair value of the liability component from the initial carrying value of the convertible debt. This resulted in an initial recognition of $63.9 million of debt discount, to be amortized over a seven year period at an effective interest rate of 8.5%, and a corresponding deferred tax liability of $23.6 million. Additionally, $2.1 million of debt issuance costs, which were included in other assets in our consolidated balance sheet, were reclassified to equity on a proportionate basis as the equity component. The adoption of ASC 470-20 did not require any changes to the treatment of our call options and warrants that are classified as equity.

As a result of adopting ASC 470-20, the change in accounting principle had the following effect on prior year balances (in thousands except per share data):

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	As Adjusted	As Reported	As Adjusted	As Reported
Selected Statement of Income Data
Operating income	$10,020	$10,020	$17,757	$17,757

Total other loss	(3,655)	(1,701)	(8,591)	(2,808)

Income before income taxes	6,365	8,319	9,166	14,949
Income tax provision	2,715	3,593	3,914	6,454

Net income	$3,650	$4,726	$5,252	$8,495

Net income per share:
Basic	$0.22	$0.28	$0.31	$0.50

Diluted	$0.21	$0.27	$0.30	$0.49

Shares used in computing net income per share:
Basic	16,927	16,927	16,858	16,858

Diluted	17,592	17,592	17,488	17,488

We recognized an additional $2.0 million and $5.8 million in interest expense for the three and nine months ended September 30, 2008. The additional interest expense was primarily related to the amortization of the debt discount. Interest expense related to the contractual coupon was $2.1 million and $6.3 million for the three months and nine months ended September 30, 2008.

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The adoption of ASC 470-20 also resulted in changes in our consolidated balance sheet for the year ended December 31, 2008 as follows (in thousands):

	Year Ended December 31, 2008
	As Adjusted	As Reported
Condensed Balance Sheet Data
Total current assets	$394,344	$390,327
Total non-current assets	32,538	38,960

Total assets	$426,882	$429,287

Total current liabilities	$40,865	$40,865
Total non-current liabilities	134,957	158,495

Total liabilities	175,822	199,360

Common stock	171	171
Additional paid-in capital	285,757	252,895
Accumulated deficit	(36,036)	(24,307)
Accumulated other comprehensive income	1,168	1,168

Total liabilities and shareholders’ equity	$426,882	$429,287

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

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The following table summarizes the impact of the adoption of ASC 470-20 on the affected balances within shareholders’ equity (in thousands):

	Additional paid-in capital(1)	Accumulated deficit
Balance at December 31, 2007, as reported	$236,158	$(44,893)
Adjustments for adoption of ASC 470-20 to 2007
Equity component of convertible debt	63,886	—
Deferred tax liability related to equity component	(23,580)	—
Debt issuance costs, net of deferred tax benefit of $784	(1,341)	—
Net income adjustment	—	(2,365)

Balance at December 31, 2007, as adjusted	$275,123	$(47,258)

Balance at December 31, 2008, as reported	$252,895	$(24,307)
Cumulative impact from 2007 adjustments	38,965	(2,365)
Adjustments for adoption of ASC 470-20 to 2008
Repurchase of convertible debt attributed to the equity component	(10,942)	—
Repurchase impact on deferred tax liability related to the equity component	7,012	—
Tax provision related to cancellation of debt	(2,173)	—
Net income adjustment	—	(9,364)

Balance at December 31, 2008, as adjusted	$285,757	$(36,036)

(1)	Balances include treasury stock of $133

The following table summarizes the carrying value of the debt and equity components subsequent to the adoption of ASC 470-20 (in thousands):

	As of
	September 30, 2009	December 31, 2008
Equity component	$33,686	$34,746

Senior convertible debt:
Outstanding	$119,745	$144,745
Debt discount	24,283	33,409

Convertible senior notes, net	$95,462	$111,336

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

Interest expense related to the amortization of debt discount and debt issuance costs was $1.2 million for the three months ended September 30, 2009 and $3.8 million year to date. Interest expense related to the contractual coupon was $1.1 million and $3.4 million for the three and nine months ended September 30, 2009.

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

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

In the fourth quarter of 2008, we repurchased $80.3 million in principal amount of our senior convertible notes for $62.4 million. As a result of these repurchases, we recorded a gain, net of deferred financing costs and costs to complete the repurchase transaction, of $8.2 million in other income, or $15.7 million in other income prior to adoption of ASC 470-20. The payment received from partially unwinding the associated convertible note hedges resulted in proceeds to us of approximately $6.4 million, offset by $5.9 million we paid for the repurchase of warrants. The transaction also resulted in a write off of $1.5 million of debt issuance costs, or $2.2 million prior to adoption of ASC 470-20. Following the repurchases, debt issuance costs approximated $2.7 million, or $3.9 million prior to the adoption of ASC 470-20.

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

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

6. Hedging activities

On January 1, 2009, we adopted ASC 810-10-65-1, formerly FASB Statement No.161, “Disclosures about Derivative Instruments and Hedging Activities”, which requires enhanced disclosures regarding an entity’s derivative and hedging activities. We enter into derivative transactions to hedge certain foreign currency exposures. The currencies hedged are the British pound, the European Union euro, the Japanese yen, the Australian dollar and the Canadian dollar.

We utilize foreign currency forward contracts to offset foreign currency risk associated with our intercompany balances denominated in a currency other than the US Dollar on our balance sheet. As of September 30, 2009, we had $46.2 million in notional amount of foreign currency forward contracts expiring October 31, 2009. The fair value of these contracts as of September 30, 2009 was not material to our results of operations or financial position.

During the second quarter of 2009, we also began using foreign currency forward contracts to hedge the impact of currency fluctuations on the translation of the financial statements of our foreign operations. As of September 30, 2009, we had $7.3 million in notional amount of foreign currency forward contracts expiring at various dates through February 2010. These derivatives are not eligible for hedge accounting treatment. The fair value of these contracts as of September 30, 2009 has been disclosed in Note 3.

Recognized gains and losses, which are included in other income on the consolidated statement of income, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance Sheet Hedges
(Loss) gain on foreign currency hedges	$(2,862)	$3,305	$(3,612)	$825
Gain (loss) on translation of intercompany receivables	2,555	(4,489)	3,468	(2,647)
Net Income Hedges
Loss on foreign currency hedges	(340)	—	(378)	—

Loss related to hedge activities	$(647)	$(1,184)	$(523)	$(1,822)

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

7. Segment reporting

In August 2009, we acquired CDIC. We are currently in the process of fully integrating CDIC into our business and do not consider CDIC a separate reportable segment. We have one reportable segment. We market our products in the United States and internationally through our direct sales force and our indirect distribution channels. Our chief operating decision maker evaluates resource allocation decisions and our performance based upon revenue recorded in geographic regions and does not receive financial information about expense allocation disaggregated by geographic regions. Geographic regions are determined by the shipping destination. Revenue by geographic location are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
United States	$26,917	$33,929	$74,036	$84,321
Europe, Africa and the Middle East	12,240	13,445	40,586	46,624
Latin America and Canada	5,030	6,172	15,079	17,562
Asia Pacific	9,384	8,087	27,960	24,855

Total revenue	$53,571	$61,633	$157,661	$173,362

8. Contingencies and Subsequent Events

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

The parties appealed certain of the trial court’s summary judgment decisions and other rulings to the Court of Appeals for the Federal Circuit. Oral argument at the Federal Circuit took place in early July.

On May 22, 2008, GE filed a second suit in the same federal court in Wisconsin seeking to invalidate our U.S. patent 5,722,412 (“the ‘412 patent”). We counterclaimed that the new ultrasound systems GE proposes to market and sell infringe this patent. The trial was held in early June 2009 and post trial briefing took place during the month of July.

In October 2009, we settled all pending patent litigation worldwide with GE. Under the settlement agreement, both parties agreed to dismiss their claims against each other in all pending litigation. The parties entered into worldwide cross-licenses of the patents in litigation, including a license of the ‘412 patent by us to GE, and provided each other with mutual releases. In exchange for the ‘412 license, GE paid an up front fee of $21 million to us and will also make ongoing royalty payments on US sales and production of hand-carried ultrasound systems. We will receive these royalty payments until the ‘412 patent expires in June 2016. As part of the settlement, we also entered an arrangement with GE to create a foundation to fund research, education and training of best practices for point-of-care ultrasound. Subsequent events have been measured through November 9, 2009, the date of issuance of our condensed consolidated financial statements.

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

9. Adjustments

Our results for the nine months ended September 30, 2009 include correction of various prior year errors deemed immaterial in 2008. These corrections had the effect of decreasing revenue by $0.1 million and net income by $0.3 million ($0.02 earnings per diluted share) for nine months ended September 30, 2009. These corrections were not deemed material to the estimated full year financial results for 2009.

10. Recent accounting pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (A Consensus of the FASB Emerging Issues Task Force)” (“Update 14”) which is an amendment to ASC 985. Update 14 focuses on determining which arrangements are within the scope of the software revenue guidance in ASC Topic 985 (previously included in AICPA Statement of Position no. 97-2, “Software Revenue Recognition”) and which are not. Update 14 removes tangible products from the scope of the software revenue guidance if the products contain both software and nonsoftware components that function together to deliver a product’s essential functionality and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. Update 14 becomes effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but requires retrospective application from the beginning of the vendor’s fiscal year. We are currently evaluating the impact this will have on us.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (A Consensus of the FASB Emerging Issues Task Force)”, (“Update 13”). Update 13 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. It also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. Update 13 becomes effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but requires retrospective application from the beginning of the vendor’s fiscal year. We are currently evaluating the impact this will have on us.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“Update 12”), which is an amendment to ASC 820 “Fair Value Measurements and Disclosures.” Update 12 clarifies the appropriate valuation techniques for measuring the fair value of investments in certain entities that calculate net asset value per share. Update 2009-12 permits a reporting entity to measure the fair value of an investment on the basis of the net asset value per share of the investment if the net asset value is calculated in a manner consistent with the measurement principles of Topic 946. Update 2009-12 is effective for interim and annual periods ending after December 15, 2009. We do not expect this to have an impact on us.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value” (“Update 05”), which is an update to ASC 820 “Fair Value Measurements and Disclosures.” Update 05 clarifies the appropriate valuation techniques for measuring the fair value of a liability when a quoted price in an active market is not available. Update 2009-05 became effective for the first reporting period beginning after issuance. We do not expect Update 2009-05 to have a material impact on us.

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

Over the last few years, we have laid a foundation for long-term growth by introducing innovative products, entering into strategic relationships, expanding into new markets, and providing high quality products with an industry-leading 5-year warranty. In fiscal year 2009, we have continued to build on this foundation and to execute well in key areas, including continuing to innovate using existing and new technologies, to build and maintain key relationships in the sales distribution channels, to improve sales force productivity, to deliver high quality products, and to manage expenses.

On August 14, 2009, we acquired all of the outstanding stock of CardioDynamics International Corporation (“CDIC”), a leader in impedance cardiography (“ICG”) for noninvasive hemodynamic assessment that develops, manufactures, and markets ICG devices and sensors. The ICG product line provides non-invasive assessment of cardiac output and other hemodynamic parameters. The business combination enables us to expand our distribution platform and product offerings.

During the quarter, we also commenced international shipping of the NanoMaxx™ system, a 6 pound ultrasound tool designed for diagnostic imaging, clinical assessment, and procedural guidance in hospitals and in the physician’s office. This recent addition to our suite of products recently received 510(k) clearance from the FDA for domestic sales, which will begin in the fourth quarter.

Results of Operations

Revenue

Revenue decreased to $53.6 million for the three months ended September 30, 2009 from $61.6 million for the three months ended September 30, 2008. Revenue decreased to $157.7 million for the nine months ended September 30, 2009 from $173.4 million for the nine months ended September 30, 2008. The decrease in the third quarter of 2009 compared to 2008 and for the nine months of 2009 compared to 2008 was attributable to a slowdown in hospital capital spending, offset by revenues of $3.0 million from CDIC. Foreign exchange rates had no effect on revenues during the quarter but had an unfavorable impact of $6.7 million, or 4% for year to date.

U.S. revenue decreased to $26.9 million for the three months ended September 30, 2009 from $33.9 million for the three months ended September 30, 2008. U.S. revenue decreased to $74.0 million for the nine months ended September 30, 2009 from $84.3 million for the nine months ended September 30, 2008. The decrease in the third quarter 2009 compared to 2008 and for the nine months of 2009 compared to 2008 was primarily attributable to a 23% decline in direct sales during the quarter and a 20% decline year to date primarily due to reduced hospital capital spending within the difficult economic environment, offset by CDIC sales of $2.7 million.

Revenue from Europe, Africa and the Middle East decreased to $12.2 million for the three months ended September 30, 2009 from $13.4 million for the three months ended September 30, 2008. Revenue from Europe, Africa and the Middle East decreased to $40.6 million for the nine months ended September 30, 2009 from $46.6 million for the nine months ended September 30, 2008. The decrease during the quarter was due to order delays and an unfavorable foreign exchange impact of 4%. Year to date was negatively impacted by a foreign exchange impact of 12%.

Revenue from Latin America and Canada decreased to $5.0 million for the three months ended September 30, 2009 from $6.2 million for the three months ended September 30, 2008. Revenue from Latin America and Canada decreased to $15.1 million for the nine months ended September 30, 2009 from $17.6 million for the nine months ended September 30, 2008. The decrease in the third quarter 2009 compared to 2008 was primarily due to decreased sales in Latin America as well as an unfavorable exchange impact of 1% for the three months ended September 30, 2009. The decrease for the nine months of 2009 compared to 2008 was primarily due to decreased sales in Latin America as well as an unfavorable foreign exchange impact of 5% for year to date.

Revenue from Asia Pacific increased to $9.4 million for the three months ended September 30, 2009 from $8.1 million for the three months ended September 30, 2008. Revenue from Asia Pacific increased to $28.0 million for the nine months ended September 30, 2009 from $24.9 million for the nine months ended September 30, 2008. The increase in the three months was primarily due to increased sales of our higher-end products, as well as a favorable exchange rate of 7% for the three months ended September 30, 2009. The increase in the nine months was primarily due to increased sales of our higher-end products, partially offset by an unfavorable foreign exchange rate of 2% for year to date.

Fiscal Year 2009 Outlook

Given current economic conditions and foreign currency trends, we anticipate that revenue in 2009 will be less than 2008. We have introduced additional new products and features to develop the U.S. physician office market, and to expand our international operations. Considering current economic conditions, these initiatives may not be as successful as anticipated and we may encounter regulatory delays and other issues in selling our products. We may experience difficulties in integrating the CDIC products and sales channel. Our revenue has been significantly and may be further impacted by fluctuations in foreign exchange rates in the countries in which we sell our products. Increased competition may also impact our anticipated growth in revenue. We currently face competition from larger companies that manufacture cart-based and portable ultrasound systems and have greater financial and other resources.

Gross margin

Gross margin was 70% for the three months ended September 30, 2009 and 2008. Gross margin was 70% for the nine months ended September 30, 2009 and 71% for the nine months ended September 30, 2008. The gross margin decreased over the prior year as a result of foreign currency impact of approximately 1%, which was partially offset by a reduction in material costs.

Fiscal Year 2009 Outlook

Although we expect our gross margin in 2009 to remain level with 2008, increased competition from existing and new competitors as well as pricing pressure due to economic conditions could result in lower average realized prices and could lower our gross margin. Our gross margin can be expected to fluctuate in future periods based on introduction of new products; the mix of business between direct, government and distributor sales; mix of U.S. and international sales; and our product and accessories sales mixes. Changes in our cost of inventory also may impact our gross margin. Adjustments to reduce carrying costs are recorded for obsolete material, earlier generation products and used or refurbished products held either as saleable inventory or as demonstration product. If market conditions change or the introduction of new products by us impacts the market for our previously released products, we may be required to further write down the carrying value of our inventory, resulting in a negative impact on gross margins. We rely on our sales forecasts by product to determine production volume. To the extent our sales forecasts or product mix estimates are inaccurate, we may produce excess inventory or experience inventory shortages, which may result in an increase in our costs of revenue, a decrease in our gross margin or lost sales. Our gross margin may also be impacted by fluctuations in foreign exchange rates.

Operating expenses

Research and development expenses were $6.5 million for the three months ended September 30, 2009, compared to $7.4 million for the three months ended September 30, 2008. Research and development expenses were $21.6 million for the nine months ended September 30, 2009, compared to $20.6 million for the nine months ended September 30, 2008. The decrease in the third quarter of 2009 compared to 2008 was primarily attributable to a reduction in development costs due to the completion and launch of a new product offering. The increase in the nine months of 2009 compared to 2008 was primarily attributable to increased headcount and other costs related to development of new features and products.

Sales, general and administrative expenses were $28.9 million for the three months ended September 30, 2009, compared to $28.3 million for the three months ended September 30, 2008. Sales, general and administrative expenses were $81.7 million for the nine months ended September 30, 2009, compared to $86.7 million for the nine months ended September 30, 2008. The increase in the third quarter of 2009 compared to 2008 was primarily attributable to operations and integration costs of CDIC, offset by a reduction in legal costs. The decrease in the nine months was primarily attributable to reduced legal costs and compensation expense, and a favorable impact from foreign exchange rates. Included in operating expenses are integration related charges of $4.0 million in the third quarter and $4.1 million for the nine months ended of 2009.

During 2009, we incurred acquisition costs related to CDIC of $1.0 million for the three months and $1.5 million for year to date, offset by a bargain purchase gain of $1.1 million for the three months and year to date.

In July 2009, we received final consideration for a Settlement Agreement entered in 2008 with Zonare Medical Systems, Inc. (“Zonare”). Under the Settlement Agreement, our claims associated with a patent infringement suit related to Zonare’s z.one ultrasound system and Zonare’s counterclaim related to portable docking stations were dismissed for cross-licenses of certain patents between the parties and a $3.25 million payment in two installments from Zonare to SonoSite. We recognized a benefit of $0.9 million in operating income for the nine months ended September 30, 2009 when final payment was received. We recognized a benefit of $2.6 million in operating income for the three and nine months ended September 30, 2008.

Fiscal Year 2009 Outlook

We anticipate that operating expenses will decrease in 2009 compared to 2008 through reduced legal costs, incentive and stock compensation, and effective cost management.

Other loss

Total other loss was $3.0 million for the three months ended September 30, 2009 compared to $3.7 million for the three months ended September 30, 2008. Total other loss was $5.5 million for the nine months ended September 30, 2009 compared to $8.6 million for the nine months ended September 30, 2008. The decrease in loss for the three months ended September 30, 2009 was primarily attributable to lower interest as a result of less outstanding debt and lower losses related to hedges compared to the prior year, partially offset by lower interest income on our investment balances. The decrease in loss for the nine months ended September 30, 2009 was primarily attributable to the gain recognized on the repurchase of our convertible senior notes and lower interest expense as a result of less outstanding debt compared to the prior year; partially offset by lower interest income on our investment balances resulting from lower interest rates.

Amounts reported in comparable prior periods have been restated due to the adoption of Financial Accounting Standards Board Accounting Standards Codification™ (“ASC”) 470-20, formerly Financial Accounting Standards Board Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” on January 1, 2009.

Fiscal Year 2009 Outlook

We anticipate that we will incur losses in 2009 primarily due to the additional interest expense resulting from the adoption of ASC 470-20, lower interest income due to lower interest rates, and lower gains from the repurchase of convertible senior notes.

Income tax (benefit) expense

Income tax benefit was $0.5 million for the three months ended September 30, 2009, compared to a provision of $2.7 million for the three months ended September 30, 2008. Income tax provision was $0.3 million for the nine months ended September 30, 2009, compared to $3.9 million for the nine months ended September 30, 2008. The increase in our consolidated effective tax rate for the three months ended September 30, 2009 resulted from a low level of book income relative to permanent differences related to the research and development tax credit and domestic production activities tax deduction. The decrease in our consolidated effective tax rate for the nine months ended September 30, 2009, as compared to 2008, results primarily from the reinstatement of the U.S. research and development tax credit in the fourth quarter 2008 and our qualification for the domestic production activities tax deduction. Amounts reported in comparable prior periods have been restated due to the adoption of ASC 470-20.

Fiscal Year 2009 Outlook

We anticipate that our annual consolidated effective tax rate will approximate 39% for fiscal year 2009.

Warranty expense

We expect our warranty liability and expense to continue to increase due to the five-year warranty offered with the NanoMaxx, MicroMaxx system, M-Turbo system and S Series ultrasound tools, as well as our newly acquired BioZ systems as our installed base increases. Should actual failure rates or repair or replacement costs for any of our products differ from estimates, revisions to the estimated warranty liability may be required and our results may be materially affected.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $211.0 million as of September 30, 2009, compared to $209.3 million as of December 31, 2008. Cash and cash equivalents were primarily invested in money market accounts. Our short-term and long-term investment securities totaled $36.9 million as of September 30, 2009, compared to $70.5 million as of December 31, 2008. Investment securities generally consist of high-grade U.S. government or corporate debt and high-grade asset-backed securities. We have the ability to hold our securities until maturity, however, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. As of September 30, 2009, our investment in the Columbia Strategic Cash Portfolio has been fully liquidated.

Operating activities provided cash of $8.9 million for the nine months ended September 30, 2009, compared to cash provided of $18.0 million for the nine months ended September 30, 2008. Net income for the nine months ended September 30, 2009 was adjusted by stock-based compensation expense of $5.2 million, depreciation and amortization of $3.6 million, amortization of debt discount and debt issuance costs of $3.8 million, deferred income taxes of $1.2 million, a gain on convertible note repurchase of $1.3 million, and a gain on the bargain purchase of CDIC of $1.1 million. Operating assets and liabilities were primarily impacted by the timing of payments and receipts. For the nine month period ended September 30, 2009 operating assets provided $11.6 million and operating liabilities used $15.8 million. The change in operating assets is due to accounts receivable collections being higher than sales for 2009 compared to 2008, and the change in operating liabilities is due to the timing of payments of accrued expenses.

Investing activities provided cash of $23.1 million for the nine months ended September 30, 2009, compared to $59.2 million for the nine months ended September 30, 2008. The cash provided in 2009 was primarily due to the sale and maturity of investments of $134.3 million, offset by the purchase of investment securities of $100.4 million, the acquisition of CDIC of $8.2 million, the purchase of property and equipment of $2.3 million, and $0.4 million of earn-out consideration associated with the acquisition of SonoMetric Health, Inc.

Financing activities used cash of $25.5 million for the nine months ended September 30, 2009, compared to cash provided of $4.5 million for the nine months ended September 30, 2008. Cash used in financing activities was primarily due to the repurchase of our convertible debt and associated warrants for $21.7 million, repayment of debt assumed in the CDIC acquisition of $5.3 million and shares retired for taxes of $1.3 million, partially offset by the sale of call options for $1.4 million and proceeds from the exercise of stock-based awards totaling $1.4 million.

We believe that our existing cash and cash generated from operations will be sufficient to fund our operations, capital expenditures and repurchases of convertible debt for the foreseeable future. Nevertheless, we may experience an increased need for additional cash due to:

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

Long term debt. On January 1, 2009, we adopted ASC 470-20, formerly FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. We bifurcated a component of the conversion option and classified that component in equity. The value of the equity component was calculated by first measuring the fair value of the liability component, using the discount rate of a similar liability that does not have a conversion feature, as of the issuance date. The difference between the proceeds for the convertible debt and the amount reflected as the liability component was recorded as the equity component. We recognize the accretion of the resulting discount as part of interest expense in our consolidated statement of income.

Upon settlement of our convertible senior notes, we revalue the liability component, utilizing an interest rate of comparable nonconvertible debt. We allocate a portion of the consideration transferred to the liability component equal to the fair value of that component immediately prior to repurchase. Any difference between the consideration attributed to the liability component and the sum of the net carrying amount of the liability component and unamortized debt issuance costs is recognized as a gain or loss in the statement of income. Any remaining consideration is allocated to the reacquisition of the equity component and is recognized as a reduction of stockholders’ equity.

Business Combination. In August 2009, we acquired all of the outstanding stock of CDIC and Medis. The purchase method of accounting was used to account for this acquisition. The cost of an acquisition is measured at the fair value of the assets given, equity instruments issued and liabilities incurred or assumed at the date of exchange. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date. Because the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the excess of the value of the net assets acquired over the purchase price has been recorded as a gain on bargain purchase. We recorded identifiable assets including customer relationships, developed technology, trademarks, and internally developed software, which have lives from two to six years.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

We are exposed to market risk relating to changes in interest rates, which could adversely affect the value of our investments in marketable securities.

As of September 30, 2009, our investment portfolio consisted of $36.9 million of interest-bearing debt securities with maturities of less than one year. Generally we have the ability to hold these securities until maturity; however, we have classified them as available-for-sale in the event of unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for 2008 from a hypothetical 10% increase in market interest rates would not have a material impact on the investment portfolio.

Foreign currency risk

Except for sales transacted by our wholly-owned subsidiaries, we transact substantially all our sales in US Dollars (“USD”); therefore, the obligations of many of our international customers are in USDs. Our exposure to risk from fluctuations in foreign currencies relates to revenues and expenses transacted by subsidiaries in foreign currencies. Additionally, we have exposure related to the strengthening of the USD against the local currency of our international subsidiaries, which may result in foreign exchange losses on transactions with them, and our international customers, which may impact our sales to our customers and our ability to collect amounts owed by them.

As of September 30, 2009, 71% of our outstanding accounts receivable balance was from international customers, of which 54%, or $21.1 million, was denominated in a currency other than USDs. Total sales for the three months ended September 30, 2009 denominated in a currency other than USDs were $18.8 million, or 35% of total consolidated revenues. Total sales for the nine months ended September 30, 2009 denominated in a currency other than USDs were $56.9 million, or 36% of total consolidated revenues. The British pound, the Euro and the Japanese yen represented the majority of financial transactions executed in a foreign currency. We regularly review our foreign currency accounts receivable positions for any indication that collection may be at risk. In addition, we utilize letters of credit as warranted in order to mitigate our collection risk.

We periodically enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. As of September 30, 2009, we had $46.2 million in notional amount of foreign currency forward contracts that expire on October 31, 2009. They serve as hedges of a substantial portion of our intercompany balances denominated in a currency other than the USD. These foreign currencies primarily include the British pound, the Euro and the Japanese yen. Gains and losses in the fair value of these contracts are intended to offset the losses and gains, resulting from the changes in the underlying intercompany balances. The fair value of these contracts as of September 30, 2009 was not material to our results of operations or our financial position.

We use foreign currency forward contracts to hedge the impact of currency fluctuations on the translation of the financial statements of our foreign operations. As of September 30, 2009, we had $7.3 million in notional amount of foreign currency forward contracts expiring at various dates through February 28, 2010. For the three months and nine months ended September 30, 2009, we recognized mark to market losses on these contracts of $0.3 million and $0.4 million.

Our foreign currency forward contracts are not eligible for hedge accounting treatment and changes in the fair value of these derivatives are recorded in other income on the consolidated statement of income. A sensitivity analysis of a change in the fair value of these contracts, totaling $53.4 million in notional amount, indicates that if the USD weakened by 10% against the applicable foreign currency, the fair value of these contracts would decrease by approximately $5.3 million. Conversely, if the USD strengthened by 10% against the applicable foreign currency, the fair value of these contracts would increase by approximately $5.3 million. The offsetting gains and losses resulting from the changes in the intercompany balances as described above are not reflected in the sensitivity analysis above.

Current Credit and Financial Markets

The worldwide financial and credit crisis of the past year has reduced the availability of liquidity and credit for our customers to fund the continuation and expansion of their business operations. The shortage of liquidity and credit combined with substantial losses in worldwide equity markets could lead to an extended worldwide economic recession. This trend could adversely affect our customers’ ability to commit to capital spending or to pay and could lead to pressure to reduce prices for our products and could cause a decrease in the size of the market and adversely affect our revenue and profitability, which could harm our business. Our revenues may be impacted by our customers’ ability to finance the purchase of our systems and cost control efforts implemented by our customers. We have observed indications of an economic slowdown, which appears to be impacting U.S. hospital purchase behavior. Based on our analysis, economic conditions may continue to drive delays in orders. Increased competition may also impact our anticipated growth in revenue.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of September 30, 2009, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 e) and 15d-15 e) of the Securities Exchange Act of 1934 the Exchange Act), and they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

The parties appealed certain of the trial court’s summary judgment decisions and other rulings to the Court of Appeals for the Federal Circuit. Oral argument at the Federal Circuit took place in early July.

On May 22, 2008, GE filed a second suit in the same federal court in Wisconsin seeking to invalidate our U.S. patent 5,722,412 (“the ‘412 patent”). We counterclaimed that the new ultrasound systems GE proposes to market and sell infringe this patent. The trial was held in early June 2009 and post trial briefing took place during the month of July.

In October 2009, we settled all pending patent litigation worldwide with GE. Under the settlement agreement, both parties agreed to dismiss their claims against each other in all pending litigation. The parties entered into worldwide cross-licenses of the patents in litigation, including a license of the ‘412 patent by us to GE, and provided each other with mutual releases. In exchange for the ‘412 license, GE paid an up front fee of $21 million to us and will also make ongoing royalty payments on US sales and production of hand-carried ultrasound systems. We will receive these royalty payments until the ‘412 patent expires in June 2016. As part of the settlement, we also entered an arrangement with GE to create a foundation to fund research, education and training of best practices for point-of-care ultrasound.

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

SONOSITE, INC. (Registrant)

Dated: November 9, 2009	By:	/s/ MICHAEL J. SCHUH
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