Form 10-K
period 2009-12-31
SONOSITE INC
filed 2010-03-26
CIK 1055355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sale price of the registrant’s Common Stock on June 30, 2009 as reported on the Nasdaq National Market, was $346,077,799.

As of February 19, 2010, there were 17,465,254 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in 2010, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SONOSITE, INC.

ANNUAL REPORT ON FORM 10-K

Trademarks

SonoSite, the stylized SonoSite logo, iLook, SonoHeart, TITAN, SonoCalc, MicroMaxx, M-Turbo, NanoMaxx, Advasense, BioZ Dx, and BioZ are all registered trademarks of SonoSite, Inc., S Series, 180PLUS, 180, S-FAST, S-Nerve, S-ICU, S-Cath, S-MSR, S-GYN, S-Women’s Health, and Education Key are trademarks of SonoSite, Inc. All other brand names, trademarks or service marks referred to in this report are the property of their owners.

PART I

Our disclosure and analysis in this report and in our 2009 Annual Report to shareholders, of which this report is a part, contain forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

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

We design our products for applications where ultrasound has not typically been used such as emergency medicine, surgery, critical care, internal medicine, musculoskeletal, and vascular access procedures as well as for imaging in traditional applications, such as radiology, cardiology, vascular medicine and obstetrics and gynecology (“OB/Gyn”). In addition, the U.S. military has successfully deployed our systems in traditional hospital settings, field hospitals and forward surgical teams in war zones and areas of conflict. We began shipping our first products in September 1999 and today have an installed base of approximately 54,000 systems worldwide.

Our fourth generation technology platform is the basis of three product lines, the NanoMaxx™ ultrasound tool, which we introduced in July 2009, the M-Turbo® system and the S Series™ ultrasound tools, which we introduced in October 2007. These products together with the MicroMaxx® system, our third generation of hand-carried technology and introduced in 2005, offer a broad-based product portfolio for hospital and physician office markets. Based on our proprietary Application Specific Integrated Circuit (“ASIC”) technology for high-resolution ultrasound imaging, these systems offer image resolution comparable to costly, conventional cart-based ultrasound systems weighing over 200 pounds. A five-year warranty covering the system and SonoSite-manufactured transducers comes standard with these products. In 2009, we introduced a major upgrade for the S Series product line which increased performance and expanded clinical capabilities. Additionally we introduced a specialized configuration of the S Series product for the women’s health market.

We commenced operations as a division of ATL Ultrasound, Inc., or ATL (now a part of Philips Medical Systems). On April 6, 1998, we became an independent, publicly owned company. ATL retained no ownership in SonoSite following the spin-off.

On August 14, 2009, we acquired all of the outstanding stock of CardioDynamics International Corporation (“CDIC”), a leader in impedance cardiography (“ICG”) for noninvasive hemodynamic assessment that develops, manufactures, and sells ICG devices and sensors. The ICG product consisting of the BioZ Dx impedance cardiography system provides non-invasive assessment of cardiac output and other hemodynamic parameters. The business combination enables us to expand our distribution platform and product offerings.

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

ICG Technology

The ICG technology we acquired in 2009 makes it possible to measure the heart’s mechanical, or blood flow, characteristics. By using our products, physicians have an easy, noninvasive, safe, painless and cost-effective way to monitor the heart’s ability to deliver blood to the body.

Our acquired BioZ products use four Advasense® ICG sensors (two on the neck and two on the chest) to deliver a high frequency, low magnitude, alternating current through the chest that is not felt by the patient. Our BioZ Dx® ICG Monitor uses proprietary processing methods to measure changes in impedance to the electrical signal, which are then applied to an algorithm to provide cardiac output, the amount of blood pumped by the heart in one minute. Additional parameters that are provided indicate blood flow from the heart, the resistance the heart is pumping against, the force with which the heart is contracting, and the amount of fluid in the chest. These parameters are printed on a report that allows the doctor to customize and optimize treatment for a particular patient.

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

Our markets can be classified by location and clinical application. From a location perspective, we see our growth continuing to come from further penetration into the hospital market, the major source of our revenue today. Additionally, we see strong future growth opportunities from sales into the clinic or physician’s office, as well as into alternative care sites. On a clinical application basis, within the hospital, we see accelerating growth in “non-traditional” or point-of-care ultrasound markets such as anesthesia and critical care. In the clinic or private practice office setting, despite the current economic condition, we believe that slower growth in the more competitive markets, such as radiology, cardiology and OB/Gyn, will be balanced by accelerating growth trends and interest in outpatient physician office settings. We consider the use of HCU in the military and disaster settings as promising opportunities, as well as expanded use in mobile screening services and other non-clinical sites.

Our Strategy

Our goal is to lead in the design, development and commercialization of high-performance, innovative ultrasound technology and HCU systems. We plan to increase our share in markets that we currently serve and also seek growth by entering new markets with significant opportunities. Our strategy to achieve our objectives consists of the following key elements:

•

Continue to lead the HCU market by building upon and expanding product and technology leadership. We believe our products represent the most advanced and innovative technology available in HCU systems. We are committed to continuing to expand this technological advantage by further enhancing our existing products and creating new ones. As of December 31, 2009, we employed approximately 120 people in research and development. Since our inception in 1998, we have introduced four generations of our hand-carried technology, which have improved performance and expanded clinical capabilities of our systems. The NanoMaxx, based on our fourth generation ASIC technology platform, incorporates proprietary technology, advanced imaging technologies, including ColorHD™ to deliver exceptional image quality in a lightweight, rugged form factor. M-Turbo system and S Series ultrasound tools, also based on our fourth generation technology, provide scalable technology platforms that will enable us to deliver products to specific clinical applications that vary by size, cost and performance.

•

Maximize the productivity of our direct sales force. As of December 31, 2009, we employed over 175 direct sales representatives in the U.S., Australia, Canada, France, Germany, India, Italy, Japan, Spain and the United Kingdom. To further enhance the productivity of our direct sales force, we will continue to:

•	invest in training and educating our sales force;

•	maximize sales to our installed base;

•	provide education to increase market awareness and generate new customer leads; and

•	expand our strategic alliances.

•

Acquisition of complimentary companies, products or technology and expansion of our strategic alliances. We believe that other markets offer opportunity for growth, but will require acquisition of or investment in companies, products, or technology or enhancements to our sales distribution channels. We intend to enter into new relationships to develop markets within ultrasound or with ultrasound-dependent technologies. We believe that acquisitions, investments, and strategic alliances can accelerate market penetration to customers not currently served by our direct sales force.

•

Drive our technology to expand presence into cardiovascular disease management and vascular access. With the acquisition of the BioZ technology, we have entered the market for cardiovascular disease management (“CVDM”). We will expand our CVDM and vascular access markets by:

•	driving ultrasound sales into new markets;

•	maximizing sales of impedance cardiography technology;

•	expanding our sales force; and

•	introducing our CVDM products to the international markets.

We believe that the performance, mobility, durability and cost effectiveness of our products are resulting in the creation of new clinical markets for us. We believe that new markets will continue to offer us significant potential for additional growth. Recovery in the U.S. hospital market will also allow our continued domestic expansion.

Our Products

Our current product portfolio consists of the NanoMaxx ultrasound tool, the M-Turbo system, the S Series ultrasound tools, the MicroMaxx system, the TITAN system, and the BioZ Dx system. All SonoSite ultrasound systems offer a digital beamformer, broadband imaging, an integrated color display, a control panel, an alphanumeric keyboard and multiple caliper measurement tools. Each of the systems provides 2/D velocity color Doppler, color power Doppler, M-mode, pulse wave and continuous wave Doppler imaging. All systems (except for the iLook) can be used with certain transducers that are capable of providing Tissue Harmonic Imaging, which uses high frequency imaging to optimize gray scale differentiation and optimize overall image quality. All systems (except for iLook) support basic ECG (electrocardiogram) synchronization to image gathering, essential for understanding cardiac cycle and anatomical variations. Image storage, image documentation to video printer or video recorder and direct personal computer connectivity are available on all SonoSite platforms. All systems are capable of operating on battery power when needed and are designed for the rigors of mobile use. We make and sell a broad array of transducers to use with our systems to address a full range of clinical applications.

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

The following is a summary of our product platforms:

NanoMaxx Ultrasound Tool.—The NanoMaxx, first shipped in July 2009 and based on our fourth generation technology platform, weighs 6 pounds. It has 5 transducers and can be configured to support a wide range of examinations and procedures including thoracic assessment for hemothorax, hydrothorax and pneumothorax, vascular access, needle aspirations and injections, as well as abdominal, cardiac, nerve, OB/Gyn, musculoskeletal, small parts and vascular scanning. The NanoMaxx features a touch screen that responds easily to the tap of a finger, and one button optimization. A 5-year warranty comes standard on the system and most of the transducers.

M-Turbo System and S Series Ultrasound Tools.—The M-Turbo and S Series products, first shipped in December 2007, deliver an exponential increase in processing power for superior image clarity across all exam types, plus seamless connectivity for digital image export in a rugged, easy to use form factor. Clinicians can export images easily to a USB storage device in standard PC formats for review or storage on a Windows® PC or Mac® computers.

The M-Turbo system, at 7.5 pounds and a complement of 14 transducers, can be configured for the full range of clinical and procedural guidance applications at the point-of-care including abdominal, nerve, vascular, cardiac, venous access, small part and superficial imaging.

The S Series are the first ultrasound tools customized to specific clinical applications and designed to be wall or ceiling mounted or can be used from a stand. With the S Series products, clinicians need only to manipulate two controls—depth and gain—to get the image they need. Transducers, exam settings, software and algorithms are all specialized for the specific clinical application. Weighing 9.4 pounds, the S Series ultrasound tools—S-FAST™ for emergency medicine, S-Nerve™ for regional anesthesia, S-ICU™ for critical care and S-Cath™ for interventional radiology and cardiac cath labs. In 2008, SonoSite introduced the S-MSK for musculoskeletal applications, the S-GYN and S-Women’s Health.

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

•

Specialized training and education. We develop education programs independently and in partnership with numerous medical societies and other recognized experts in ultrasound education to provide courses for our customers through the SonoSite Institute for Training and Education. We have pioneered a unique online education site, which has been developed for the benefit of existing customers in the traditional and emerging markets that are new to the routine use of ultrasound. Additionally, with the introduction of the M-Turbo and S Series we developed the Education Key™

program—a USB thumb drive that contains a combination of system operation video tutorials, application-specific video refresher programs that provide peer-to-peer instruction on how to perform specific exams and procedures and an image reference library of application specific sonographic anatomy for comparison purposes. As we develop new and emerging markets, we plan to continue to support the development of accredited and market-specific training materials, and expand the use of workshops in conjunction with recognized leaders in ultrasound.

BioZ Dx Impedance Cardiography System. Our acquired BioZ Dx systems use ICG technology and reporting features to provide non-invasive hemodynamic parameters for tracking and evaluating cardiovascular health. The BioZ Dx system uses disposable sensors that transmit a small electrical signal through the patient’s thorax to measure changes in the aorta’s blood volume and velocity with each heartbeat.

Sales and Marketing

We currently sell our products through sales channels comprised of a direct sales force, independent third-party distributors, and strategic alliances. As of December 31, 2009, we employed over 175 direct sales representatives in the U.S. and in our wholly-owned subsidiaries located in Australia, Canada, France, Germany, India, Italy, Japan, Spain, and the United Kingdom. In addition to our direct sales, we sell products in over 100 countries through a network of independent third-party distributors. In addition, we employ regional sales managers responsible for Africa, Asia, China, Europe, Middle East, and Latin America.

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

We derived 46% of our revenue from domestic sales in 2009 compared to 49% in 2008 and 51% in 2007. We attribute revenue to a foreign country based on the location to which we ship our products. Products sold to the U.S. government but deployed in a foreign country are attributed to domestic revenue. Our quarterly revenue is affected by seasonality from year to year with the fourth quarter having the highest revenue, and first quarter being typically the lowest. Quarterly revenue patterns may be affected somewhat by large government orders or shipment of new product inventory to distributors. We currently have one reporting segment. For information regarding revenues and long-lived assets by geography, refer to Note 16 of our consolidated financial statements.

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

We are committed to developing and protecting our intellectual property and, where appropriate, filing patent applications to protect our technology. We hold 36 U.S. patents relating to various aspects of our products, including digital beamformers, beamforming capabilities, digital conversion circuitry, transceiver circuitry, designs and circuit integration. We hold 40 foreign patents relating to our products, and we currently have 49 patent applications pending in the U.S. and 39 pending registrations abroad.

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

In order to protect or enforce our patent rights, we may initiate patent litigation. Additionally, others may initiate patent litigation against us. For a description of any such litigation, see Item 3, Legal Proceedings.

Competition

We currently face competition from companies that manufacture cart-based and portable ultrasound systems. Many of our competitors are larger and have greater resources than we do and offer a range of products broader than our products. The dominant competitors in the ultrasound imaging industry are GE Healthcare, a unit of General Electric Company (“GE Healthcare”), Siemens Medical Solutions (“Siemens”) and Philips Medical Systems, a division of Koninklijke Philips Electronics, N.V. (“Philips”). In addition, as the market for high-performance, HCU systems develops, we expect competition to increase as potential and existing competitors enter the portable market or modify their existing products to more closely approximate the combined portability, quality, performance and cost of our products. Our current competitors in the portable market include Siemens, GE Healthcare, Mindray Medical International Limited, Biosound Esaote, Inc., and Zonare.

In October 2009, we granted a non-exclusive worldwide license right to our patent for ultrasound systems weighing less than ten pounds (U.S. Patent No. 5,722,412 or the “412 patent”) to GE Healthcare as part of a patent litigation settlement. This is the first such non-exclusive worldwide license right sold. We may encounter increased competition as a result of this license agreement.

Research and Development and Technology

We currently employ approximately 120 people in research and development. In 2009, 2008 and 2007, expenses attributable to research and development for our business totaled $29.0 million, $28.7 million and $25.9 million. We believe our products represent the most advanced and innovative technology in high-performance, HCU systems. We believe our technology gives us a competitive advantage, and we are committed to maintaining this advantage by continuing to enhance our existing products and develop new ones.

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

Governmental Regulation

The manufacture and sale of our products are subject to extensive regulation by numerous governmental authorities, principally the U.S. Food and Drug Administration, (“FDA”), as well as several other state and foreign agencies. The FDA requires that we obtain a pre-market notification clearance under Section 510(k) of the Federal Food, Drug & Cosmetic Act prior to introducing our products to the market. By granting 510(k) clearance, the FDA indicates agreement with an applicant’s determination that the product for which clearance has been sought is substantially equivalent to medical devices that were on the market prior to 1976 or have subsequently received clearance. The process of obtaining 510(k) clearance typically takes three months, but it can take significantly longer. To date, all of our products have received 510(k) clearance.

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

Reimbursement

In the U.S., the Center for Medicare and Medicaid Services (“CMS”), has established rules governing the reimbursement for ultrasound and other healthcare services to healthcare providers treating Medicare patients. Under current CMS rules, payment amounts and conditions of coverage for ultrasound are sufficient to allow physicians to incorporate the use of ultrasound into their practice when clinically appropriate. Private insurance policies, often based on Medicare policies, also currently support the continued use and adoption of ultrasound. The use of our products outside the U.S. is similarly affected by reimbursement policies adopted by foreign regulatory agencies and insurance carriers. For additional consideration of risks associated with Reimbursement, see Item 1A, Risk Factors.

Service and Warranty

Our warranty period is five years for the NanoMaxx, M-Turbo, S Series, MicroMaxx, and BioZ systems. Our warranty period for our other products and remanufactured systems is one year. The warranty is included with the original purchase. In addition to our standard warranty, we offer extended warranty agreements for maintenance beyond the standard warranty period or for coverage above what is provided under the standard warranty. We repair equipment that is out of warranty on a time and materials basis. The warranty liability is summarized as follows (in thousands):

	Beginning of year	Charged to cost of revenue	Applied to liability	Liability Acquired	End of year
Year ended December 31, 2009	$7,094	$3,720	$(2,683)	$301	$8,432
Year ended December 31, 2008	$4,045	$4,773	$(1,724)	$—	$7,094
Year ended December 31, 2007	$2,318	$3,160	$(1,433)	$—	$4,045

Employees

As of December 31, 2009, we had approximately 730 employees, of which approximately 16% were engaged in product research and development, 21% in manufacturing, 49% in sales and marketing activities and the remaining 14% in administrative capacities, including executive, finance, legal, human resources, regulatory and information services and technology. Of these, approximately 470 are U.S. employees. There has never been a work stoppage and no employees are covered by collective bargaining agreements. We believe our employee relations are good.

Available Information

We make available, free of charge on our website, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or Exchange Act, as soon as reasonably practicable after filing or furnishing the information to the Securities and Exchange Commission. The Internet address for the information is http://www.sonosite.com and then click on “Company” then “Investors.” Our Code of Conduct, which is our written Code of Ethics under Section 406 of the Sarbanes-Oxley Act of 2002, is also available on our website.

ITEM 1A.	RISK FACTORS.

Our operations and cash flows are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, and the trading price of our common stock.

We may be unable to expand the market for our products to new applications and new users, which could limit our ability to grow our business.

We seek to sell our products to current users of ultrasound and ICG equipment, physicians, and other healthcare providers who do not currently use ultrasound or ICG equipment. Our market focus, and we believe our greatest growth opportunities, will come from new point-of-care clinical applications and products and new users of ultrasound or ICG technology. Any new users of ultrasound will not only require training and education to properly administer ultrasound examinations but also must develop an appreciation of the treatment value of our products so that our products will become successfully integrated into their day-to-day practices. Although we have spent, and will continue to spend, considerable marketing resources educating potential customers about the value of HCU products in new applications, our efforts may be unsuccessful. If these potential customers are unable or unwilling to be trained due to cost, time constraints, unavailability of courses or other reasons, or if they consider our products nonessential to their medical practices, our ability to expand the market for our products and to increase our revenues could be limited.

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

We intend to continue exploring the possible acquisition of one or more medical device companies or medical device products or technologies in an effort to expand our product portfolio, expand our sales channels, create international operating leverage, improve marketing and other efficiencies or leverage manufacturing and supply chain economics. If we are unable to identify suitable acquisition candidates or to successfully consummate and integrate acquisitions into our business, our ability to grow our business may be affected.

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

In addition, an acquisition could materially impair our operating results by causing us to incur additional debt or requiring us to incur one-time charges. If we fail in our attempts to integrate any acquired business or technology, or if the business fails to meet our forecasts, our financial resources or financial results could be impaired.

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

In October 2009, we resolved all pending patent litigation with GE. Under the terms of the settlement, GE made an up front royalty payment to SonoSite of $21 million and will pay an ongoing royalty on US sales and production of hand-carried ultrasound systems in exchange for a non-exclusive perpetual, nontransferable worldwide license to the 412 patent. We may face increasing competition as a result of this settlement.

Unfavorable economic conditions may have an adverse impact on our business.

Unfavorable changes in economic conditions, including inflation, recession, or other changes in economic conditions, may result in lower consumer healthcare spending as well as physician and hospital spending and availability of credit. If demand for medical devices or budgets for capital improvements decline, our revenue could be adversely affected. Additionally, if our suppliers face challenges in obtaining credit, in selling their products or otherwise in operating their businesses, they may become unable to continue to offer the materials we use to manufacture our products, which could result in sales disruption.

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

Trends toward managed care, healthcare cost containment, and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on lowering the cost of medical services, which could adversely affect the demand for or the prices of our products. For example:

•

major third-party payers of hospital and non-hospital based healthcare services, including Medicare, Medicaid and private healthcare insurers, could revise their payment methodologies and impose stricter standards for reimbursement of imaging procedures charges and/or a lower or more bundled payment;

•

numerous legislative proposals have been considered that would result in major reforms in the U.S. and foreign healthcare systems that could harm our business. For example, the healthcare reform legislation currently under consideration by the U.S. Congress includes an excise tax on medical device manufacturers designed to raise $20 Billion over ten years. If this tax is finalized, beginning in 2013 medical device manufacturers may be required to pay as much as 2.7% of U.S. revenue to meet their obligation.;

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

Failure to develop and innovate new products and product features could adversely affect our business and negatively impact future revenues.

Because substantially all of our revenue comes from the sales of our existing HCU systems and related products, in order to remain competitive, our future financial success will depend in large part upon our ability to successfully invent, deliver and market new and innovative products and product features. In 2009, 2008 and 2007, we released several new products, including the NanoMaxx ultrasound tool, M-Turbo system and the S Series ultrasound tools, which are customized for different clinical applications. The development of new, technologically advanced products and product features is a complex and uncertain process requiring great innovation and the ability to anticipate technological and market trends and needs. We may be unable to achieve or maintain market acceptance of any new products we develop, and we may be required to expend more costs than anticipated to successfully develop and introduce these products. Without successful product innovation and market introduction of new product offerings and feature improvements, our products will become technologically obsolete and we will be unable to compete effectively in the ultrasound market. Additionally, we may be unable to create or introduce new products or features in the CVDM market or any new markets that we may enter. Even with successful innovation and development, we cannot assure you that revenues will continue to remain at or above current levels or that we will continue to be financially profitable.

Because technological innovation is complex, it can require long development and testing periods. If the launch of new products or product improvements is delayed for any reason, our business may be adversely affected. Factors which could cause delays in our product development or release schedules or cancellation of product development projects include:

•	research and development challenges;

•	lack of technological expertise outside of ultrasound;

•	defects or errors in newly developed products or software for those products;

•	third-party intellectual property rights that preclude us from pursuing a new product design; and

•	the availability, cost and performance of supplies and components needed for new products.

We may experience delays in our innovation cycle, and in the scheduled introduction of future new products. Any such delays could adversely affect our ability to compete effectively in the markets that we serve and could adversely affect our operating results.

We could experience production delays, cost increases, and lost sales if our suppliers fail to supply components on a timely basis or if we are required to switch suppliers.

We depend on suppliers, including some single-source suppliers, to provide highly specialized parts, such as custom-designed integrated circuits, cable assemblies and transducer components. We also depend on single-source suppliers to provide other components, such as image displays, batteries, capacitors and cables. We do not maintain significant inventories of certain components, and may experience an interruption of supply if a supplier is unable or unwilling to meet our time, quantity and quality requirements. There are relatively few alternative sources of supply for some of these components. An increase in demand for some parts by other companies could also interrupt our supply of components. We have in the past experienced supply problems in timeliness and quality, but to date these problems have not resulted in lost sales or lower demand. Nevertheless, if we experience an interruption of supply or are required to switch suppliers, the manufacture and delivery of our products could be interrupted, our manufacturing costs could substantially increase and product sales could be substantially reduced.

In addition, our circuit boards are produced in Malaysia by one of the world’s largest electronic manufacturing services suppliers. These circuit boards are highly customized and securing a different source of supply for this critical component of our product would be particularly difficult. If we experience delays in the receipt or deterioration in product yields of these critical components, we may experience delays in manufacturing resulting in lost sales or an increase in costs, which could cause deterioration in gross margin.

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

We derive a significant portion of our revenue from foreign sales and are subject to the risks of doing business in other countries.

We have eleven wholly owned subsidiaries located in Australia, Canada, China, France, Germany, India, Italy, Japan, Spain, and the United Kingdom. The percentage of our total revenue originating outside the United States equaled 54%, 51% and 49% for the years ended December 31, 2009, 2008 and 2007, respectively. Successful maintenance of these international operations requires us to:

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

The international sale and shipment of our products subject us to extensive United States and foreign governmental trade regulations. Failure to comply with any legal and regulatory obligations could impact us in ways including, but not limited to, denial of export privileges, criminal, civil, and administrative penalties, fines, seizure of shipments, and restrictions on certain business activities.

Our presence in international markets has required, and will continue to require, substantial financial and managerial resources. The costs of maintaining our presence in international markets are unpredictableand difficult to control. In addition, we may be subject to the following conditions in countries where we conduct our operations:

•	adverse regional political or economic conditions;

•	currency exchange rate fluctuations;

•	difficulty in enforcing any judgment against non-U.S. distributors or other third parties upon which our business is heavily dependent; and

•	reduced protection for our intellectual property rights.

Despite our expenditures and efforts internationally to mitigate the challenges above, we may not continue to generate a proportional substantial increase in international revenue, and such a deficiency would impact our operating results.

Fluctuations in foreign currency exchange rates could result in declines in our reported revenue and earnings.

Total sales denominated in a currency other than USD were $84.3 million, or 37% of our total consolidated revenue and total expenses denominated in a currency other than USD were $36.6 million or 25% of our total consolidated operating expenses for the year ended December 31, 2009. As a result, our results of operations could be adversely affected by certain movements in exchange rates. Although we take steps to hedge a portion of our net foreign currency exposures, there is no assurance that our hedging strategy will be successful or that the hedging markets will have sufficient liquidity or depth for us to implement our strategy in a cost effective manner.

Additionally, as of December 31, 2009, 67% of our accounts receivable balance was from international customers, of which 58%, or $27.9 million, was denominated in a currency other than USD. Although we regularly review our receivable positions in foreign countries for any indication that collection may be at risk, our revenue from international sales may be adversely affected by longer receivables collection periods and greater difficulty in receivables collection.

If we, or our suppliers, are unable to obtain timely U.S. and foreign governmental regulatory approvals applicable to our products and manufacturing practices, we could experience product introduction delays, production delays, cost increases and lost sales and our future revenues may be adversely affected.

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

Failure to sustain profitability, grow, or manage our growth could impair our ability to achieve our business objectives.

In 2009, our revenue decreased to $227.4 million from $243.5 million in 2008. We intend to continue to grow our business; however, we may be unable to sustain or increase our revenue or profitability on a quarterly or annual basis. We may incur losses if we cannot increase or sustain our revenue. Additionally, operating expenses would increase if we pursue acquisitions of companies or technologies to further our growth.

Future growth could strain our existing management, operational and financial resources and, if we are unable to manage this growth successfully and retain or attract qualified personnel, our business and financial performance will be adversely affected. In order to manage our growth effectively, we will need to improve the productivity and efficiency of our existing sales, manufacturing, operational, administrative, and international support staff and our management and information systems. We may be unable to hire and retain the personnel necessary to operate and expand our business. We also may be unable to increase the productivity and efficiency of our existing resources.

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

Our reliance on a single corporate headquarters and manufacturing facility may expose us to greater risk from natural disasters or other unforeseen catastrophic events.

Our corporate headquarters and manufacturing facilities are located in two buildings in Bothell, Washington, in close proximity to each other. Despite precautions taken by us, a natural disaster such as an earthquake or other unanticipated catastrophic events at this location could significantly impair our ability to manufacture our products and operate our business. Our facilities information data center and certain manufacturing equipment would be difficult to replace and could require substantial replacement lead-time. Such catastrophic events may also destroy any inventory of product or components and information systems. While we carry insurance for natural disasters and business interruption for our Bothell facilities, the occurrence of such an event could result in losses that exceed the amount of our insurance coverage, which would impair our financial results.

Existing or potential intellectual property claims and litigation either initiated by or against us may divert our resources and subject us to significant liability for damages, substantial litigation expense and the loss of our proprietary rights.

In order to protect or enforce our patent rights, we may initiate patent litigation. For example, in 2007, we initiated a lawsuit against Zonare for patent infringement, a case which settled in 2008.

Others may initiate patent litigation against us. For example, in 2007 and again in 2008, GE Healthcare initiated patent litigation against us, alleging that we infringed several of their patents and attempting to invalidate one of our key patents. In 2009, we settled all pending patent litigation worldwide with GE. If we fail to successfully defend claims against us, we may be required to pay monetary damages (including treble damages) and, unless we are able to redesign our products to avoid infringing the asserted patents or to license proprietary rights from them, we may be prevented from continuing to market and sell certain of our products, sales of which represent a substantial portion of our total revenue. If this outcome were to occur, we may be unable to redesign our products in a timely and cost effective manner, and licensing proprietary rights may not be possible on commercially reasonable terms, if at all. Even if we are successful in defending these actions and in proving infringement, we will incur substantial costs that could adversely affect our financial condition and the actions will be distracting to management.

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

Involvement in intellectual property claims and litigation, including those described above, could have significant adverse consequences, including:

•	diversion of management, scientific and financial resources;

•	exposure to significant adverse judgments and financial liabilities;

•	substantial litigation costs;

•	product shipment delays and lost sales;

•	inability to design around third party patents:

•	modification of our products; or

•	discontinuation of product sales.

We may not be able to protect our intellectual property rights.

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

We currently hold 76 U.S and foreign patents relating to our technology. A number of other patents are pending in the United States and in foreign jurisdictions. Although we enter into confidentiality agreements with our employees, consultants and strategic partners, and generally control access to and distribution of our proprietary information, the steps we have taken to protect our intellectual property may not prevent misappropriation. In addition, we do not know whether we will be able to defend our proprietary rights since the validity, enforceability and scope of protection of proprietary rights is still evolving.

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

We expect our warranty liability and expense to continue to increase significantly due to the five-year warranty offered with the NanoMaxx and S Series ultrasound tools and the M-Turbo, MicroMaxx and BioZ systems. Should actual failure rates and repair or replacement costs differ from our estimates, additional warranty expense may be incurred and our financial results may be materially affected.

Our business objectives and financial results depend on our ability to attract and retain talented employees.

Our success depends heavily on our ability to attract and retain the services of certain key employees or certain technical expertise. Competition among medical device companies for qualified employees is intense. We may fail to retain these key employees, and we may fail to attract qualified replacements if they do leave. We do not maintain key-person insurance on any of our employees. We do not have employment agreements with any of our employees except for employees in certain countries outside the United States and change in control agreements with certain members of senior management. The loss of any of our key employees could significantly delay or prevent the achievement of our product development or business objectives.

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

As a result of customer buying patterns and the efforts of our sales force to meet or exceed year-end and quarterly quotas, historically we have earned a substantial portion of each year’s revenues during the last quarter and a substantial portion of each quarter’s revenues during its last month. If expected revenues at the end of any quarter are delayed, our revenues for that quarter could fall below the expectations of securities analysts and investors, resulting in a decrease in our stock price.

Our investment securities may be adversely impacted by economic factors beyond our control and we may incur additional impairment charges to our investment portfolio.

Our cash and cash equivalents, and investments made up over 50% of our total assets in 2009 and 2008, during which credit and capital markets deteriorated and resulted in impairments on our investment in the Columbia Strategic Cash Portfolio, an investment that was fully liquidated in 2009. Although our holdings are liquid, economic factors could impact the liquidity of our portfolio and result in additional impairments to our investment portfolio, which could negatively affect our financial condition, cash flow and reported earnings.

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

Our principal offices are located in Bothell, Washington, where we lease two buildings totaling approximately 125,000 square feet. These facilities include approximately 78,000 square feet of office space and 47,000 square feet of manufacturing and warehouse space. The leases run through 2014. Additionally, we lease smaller office facilities at foreign locations in which we have operations. In 2009, through the acquisition of CDIC we acquired property in Ilmenau, Germany that includes 7,173 square feet of office space.

ITEM 3.	LEGAL PROCEEDINGS

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

The parties appealed certain of the trial court’s summary judgment decisions and other rulings to the Court of Appeals for the Federal Circuit. Oral argument at the Federal Circuit took place in early July 2009.

On May 22, 2008, GE filed a second suit in the same federal court in Wisconsin seeking to invalidate our U.S. patent 5,722,412 (“the ‘412 patent”). We counterclaimed that the new ultrasound systems GE proposes to market and sell infringe this patent. The trial was held in early June 2009 and post trial briefing took place during the month of July.

In October 2009, we settled all pending patent litigation worldwide with GE. Under the settlement agreement, both parties agreed to dismiss their claims against each other in all pending litigation. The parties entered into worldwide cross-licenses of the patents in litigation, including a license of the ‘412 patent by us to GE, and provided each other with mutual releases. In exchange for the ‘412 license, GE paid an up front fee of $21 million to us and will also make ongoing royalty payments on global sales of hand-carried ultrasound systems produced in the US. We will receive these royalty payments until the ‘412 patent expires in June 2016. As part of the settlement, we also entered an arrangement with GE to create a foundation to fund research, education and training of best practices for point-of-care ultrasound.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq National Market under the symbol SONO. The high and low sales prices for our common stock for each quarter are listed below. These prices reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Year	High	Low
2009
Fourth quarter	$29.16	$21.89
Third quarter	$28.48	$18.00
Second quarter	$20.80	$15.27
First quarter	$20.58	$15.61

2008
Fourth quarter	$31.29	$15.62
Third quarter	$38.74	$27.17
Second quarter	$33.45	$27.20
First quarter	$39.20	$24.57

Dividends

We have not declared or paid cash dividends on our common stock. We currently intend to retain all earnings, if any, for future growth and, therefore, do not intend to pay cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The equity compensation plan information is presented under Part III, Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

There were no shares repurchased by SonoSite during the fourth quarter of 2009.

Sales of Unregistered Securities

There were no sales of unregistered securities by SonoSite in 2009.

Holders

As of February 19, 2010, there were 2,119 holders of record of our common stock. This figure does not include the number of shareholders whose shares are held of record by a broker or clearing agency, but does include each such brokerage house or clearing agency as a single holder of record.

Performance Graph

The following performance graph compares the performance of SonoSite’s common stock during the five-year period from December 31, 2005 through December 31, 2009 with the performance of the Nasdaq National Market, U.S. Index and the Nasdaq Medical Devices, Instruments and Supplies, Manufacturers Stocks Index. The graph plots the changes in value of an initial $100 investment over the indicated time periods, assuming all dividends are reinvested. Stock prices shown for the common stock are historical and not indicative of future price performances.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report. Certain amounts reported in comparable prior periods have been adjusted due to the adoption of new accounting guidance related to convertible debt. For additional detail on the adjusted balances, refer to Note 9 in the notes to the consolidated financial statements.

	For the Years Ended December 31,
	2009	2008 As Adjusted	2007 As Adjusted	2006	2005
	(in thousands, except per share data)
Statement of Income Data
Revenue	$227,389	$243,524	$205,068	$171,083	$147,491
Cost of revenue	69,715	73,715	62,505	49,673	43,652

Gross margin	157,674	169,809	142,563	121,410	103,839
Operating expenses:
Research and development	29,021	28,698	25,872	20,183	15,195
Sales, general and administrative	115,208	118,679	112,240	97,391	81,752

Total operating expenses	144,229	147,377	138,112	117,574	96,947
Other income:
Interest income	2,159	9,089	9,662	3,683	1,753
Interest expense	(9,918)	(16,313)	(8,120)	—	(2)
Other (loss) income	(422)	4,133	1,274	294	(795)

Total other (loss) income	(8,181)	(3,091)	2,816	3,977	956

Income before income taxes	5,264	19,341	7,267	7,813	7,848
Income tax provision	1,981	8,119	2,748	582	2,412

Net income	$3,283	$11,222	$4,519	$7,231	$5,436

Net income per share:
Basic	$0.19	$0.66	$0.27	$0.44	$0.35

Diluted	$0.19	$0.64	$0.26	$0.43	$0.34

Shares used in computing net income per share:
Basic	17,239	16,892	16,621	16,274	15,549

Diluted	17,698	17,486	17,168	16,857	16,175

	As of December 31,
	2009	2008 As Adjusted	2007 As Adjusted	2006	2005
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$183,065	$209,258	$188,701	$45,673	$26,809
Working capital	343,092	353,479	384,632	147,302	104,999
Total assets	422,974	426,882	456,707	211,894	174,548
Long-term debt, net	92,905	111,336	165,004	—	—
Total shareholders’ equity	254,430	251,060	229,462	181,031	152,042

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of SonoSite, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements.

Our business strategy is to lead in the design, development and commercialization of high performance, innovative ultrasound technology and HCU systems. We intend to sustain long-term growth of our business through technological innovation, broadening of sales distribution channels, entering into and maintaining strategic relationships, expanding into new clinical and geographic markets, and delivering high-quality products to customers. We are focusing on the development of innovative products with the objective of improving patient care and efficiency through ease of use, high performance imaging, and providing quicker results to physicians and clinicians. We also are investing in research and development in existing and new lines of business and other areas that we believe may contribute to our long-term growth. Recognizing that one of our greatest challenges is the current state of the global economy, we are focused on increasing sales force efficiency and effective cost management.

Over the last few years, we have laid a foundation for long-term growth by introducing innovative products, entering into strategic relationships, expanding into new markets, and providing high quality products with an industry-leading 5-year warranty. In fiscal year 2010, we plan to continue to build on this foundation and to execute well in key areas, including continuing to innovate using existing and new technologies, to build and maintain key relationships in the sales distribution channels, to improve sales force productivity, to deliver high quality products, and to manage expenses.

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

Key opportunities include the following:

Product Innovation—Our products provide exceptional reliability, image quality, and ease of use in a lightweight design that can be either hand-carried, used on a stand or mounted on a wall or ceiling. We are committed to continuing to develop our next generation of products and expanding our existing product base by using new and existing technologies. In fiscal year 2009, we introduced the NanoMaxx, which is based on our fourth generation product platform, and we acquired the BioZ product line from CDIC. Fiscal year 2010 will continue to see the release of new and innovative products.

Strategic Relationships and Acquisitions—We are focused on building relationships and acquiring products and technologies that will enable us to continue to develop markets within ultrasound or with ultrasound-dependent technologies. We believe that new relationships, products, and technologies can accelerate market penetration to customers not served by our direct sales force.

Expansion of Cardiovascular Disease Management (“CVDM”) and Vascular Access Markets—We intend to maximize growth in CVDM through the introduction of new products, expansion of our sales force and internationally. We also intend to expand our presence in the vascular market through the growth of sales of NanoMaxx, our most recently released product, and through the launch of our Lumenvu technology into the vascular access market.

Results of Operations

The unfavorable global economic environment adversely affected our business in fiscal year 2009, as hospitals cut back or delayed capital spending. Our financial performance during 2009 reflected a decrease in revenue, operating income, and cash flow. But because of our strong and growing product pipeline, we believe that we are well-positioned to manage the continuing uncertainties surrounding the economy. As the global economy recovers and as we enhance our product offerings and strategic alliances, we believe opportunities to increase revenue will grow.

The following financial information sets forth our results of operations and is derived from our consolidated financial statements (in thousands):

	Year Ended December 31,
	2009		2008 As Adjusted		2007 As Adjusted
Revenue	$227,389	100.0%	$243,524	100.0%	$205,068	100.0%
Cost of revenue	69,715	30.7	73,715	30.3	62,505	30.5

Gross margin	157,674	69.3	169,809	69.7	142,563	69.5
Operating expenses:
Research and development	29,021	12.8	28,698	11.8	25,872	12.6
Selling, general and administrative	115,208	50.7	118,679	48.7	112,240	54.7

Total operating expenses	144,229	63.4	147,377	60.5	138,112	67.3

Operating income	13,445	5.9	22,432	9.2	4,451	2.2
Other (loss) income	(8,181)	(3.6)	(3,091)	(1.3)	2,816	1.4

Income before income taxes	5,264	2.3	19,341	7.9	7,267	3.6
Income tax provision	1,981	0.9	8,119	3.3	2,748	1.3

Net income	$3,283	1.4%	$11,222	4.6%	$4,519	2.3%

Revenue

Overall revenue decreased in 2009 compared to 2008 due primarily to a slowdown in hospital capital spending, offset by revenue of $7.1 million from CDIC. The increase in 2008 compared to 2007 was attributable to the higher mix of M-Turbo systems, which has a higher average selling price than the MicroMaxx system, and S Series ultrasound tools; expansion of our international sales channels; and improved U.S. sales productivity. Changes in exchange rates had a 2% unfavorable impact on revenue in 2009 and had a 1% positive impact on revenue in 2008. Revenue by geographic location is as follows:

	Year ended December 31,			Percentage Change
	2009	2008	2007	2009 Versus 2008	2008 Versus 2007
United States	$104,257	$118,378	$104,147	(12)%	14%
Europe, Africa, and the Middle East	60,382	67,578	57,131	(11)%	18%
Latin America and Canada	20,849	23,667	17,141	(12)%	38%
Asia Pacific	41,901	33,901	26,649	24%	27%

Total revenue	$227,389	$243,524	$205,068	(7)%	19%

United States

U.S. revenue decreased in 2009 compared to 2008 due primarily to decreased sales in both hospitals and office channels, partially offset by revenue of $6.2 million from CDIC and $0.7 million of patent royalty revenue. The increase in 2008 compared to 2007 was attributable to increased sales of new products and increased sales productivity.

International

Revenue from Europe, Africa and the Middle East decreased in 2009 compared to 2008 primarily due to an unfavorable exchange rate impact of 6% and a decreased sales in Europe resulting from a slowdown in European hospital capital spending, partially offset by revenue of $0.9 million from CDIC. The increase in 2008 compared to 2007 was primarily due to new products and expansion of our sales channel, partially offset by an unfavorable exchange impact of 0.5%.

Revenue from Latin America and Canada decreased in 2009 compared to 2008 due to decreased sales in Latin America and an unfavorable exchange rate of 2%, partially offset by increased sales in Canada. The increase in 2008 compared to 2007 was due to increased sales in Latin America attributable to expansion of the sales channel, partially offset by an unfavorable exchange impact of 1%.

Revenue from Asia Pacific increased in 2009 compared to 2008 primarily due to expansion of our sales channel, increased sales of our higher-end products as well as a favorable exchange rate impact of 2%. The increase in 2008 compared to 2007 was due to increased sales in Australia attributable to new products and a favorable exchange impact of 7.0%.

Fiscal Year 2010 Outlook

We expect revenue to increase up to 10% in 2010 compared to 2009. We expect to introduce new products and features, to develop the cardiovascular disease market, and to continue international expansion. Our revenue may continue to be negatively impacted by economic factors. The expansion of our four vertical markets including hospital, primary care, muscular skeletal, and field medicine, may not be as successful as anticipated and we may encounter regulatory and other issues in selling our products. Introduction of new products may not be as successful as anticipated. Our revenue may also be impacted by fluctuations in foreign exchange rates in the countries in which we sell our products. Increased competition may also impact our anticipated revenue growth. We currently face competition from larger companies that manufacture cart-based and portable ultrasound systems and have greater financial and other resources.

Gross margin

	Years ended December 31,			Percentage of Revenue
	2009	2008	2007	2009	2008	2007
Gross Margin	$157,674	$169,809	$142,563	69.3%	69.7%	69.5%

Gross margin remained consistent in 2009 compared to 2008 primarily as a result of an improved product mix and maintaining our pricing discipline in a difficult economy, which was offset by an unfavorable exchange impact.

Gross margin remained consistent in 2008 compared to 2007 primarily as a result of the increase in warranty expense, resulting from a shift to products with five year warranties from products with one year warranties, which was offset by the reduction in royalties to ATL, which had expired in September 2007, reduction of material costs, and, favorable impact of foreign exchange rates.

Fiscal Year 2010 Outlook

We expect gross margins in 2010 to be level with 2009. Increased competition from existing and new competitors as well as pricing pressure due to economic conditions could result in lower average realized prices which could lower our gross margin. Our gross margin can be expected to fluctuate in future periods based on the mix of business between direct, government and distributor sales; mix of U.S. and international sales; and our product and accessories sales mixes. Changes in our cost of inventory also may impact our gross margin. Adjustments to reduce carrying costs are recorded for obsolete material, earlier generation products and used or refurbished products held either as saleable inventory or as demonstration product. Our cost to provide warranty services may increase if we experience an increase in failure rates or replacement costs differ from our estimates. If market conditions change or the introduction of new products by us impacts the market for our previously released products, we may be required to further write down the carrying value of our inventory, resulting in a negative impact on gross margins. We rely on our sales forecasts by product to determine production volume. To the extent our sales forecasts or product mix estimates are inaccurate, we may produce excess inventory or experience inventory shortages, which may result in an increase in our cost of revenue, a decrease in our gross margin or lost sales. Our gross margin may also be impacted by fluctuations in foreign exchange rates.

Operating expenses

	Years ended December 31,			Percentage of Revenue
	2009	2008	2007	2009	2008	2007
Research and development	$29,021	$28,698	$25,872	12.8%	11.8%	12.6%
Sales, general, and administrative	$115,208	$118,679	$112,240	50.7%	48.7%	54.7%

Research and development expenses remained flat over 2009 compared to 2008, as we maintained our investment in future technologies despite a challenging economy. The increase in 2008 compared to 2007 was due to development of future new products and features, and further development related to the M-Turbo system and S Series ultrasound tools.

Sales, general and administrative expenses decreased in 2009 compared to 2008 resulting primarily from decreases in legal expenses, stock based compensation and sales compensation expense, offset by CDIC expenses of $7.0 million, integration costs of $4.3 million, and acquisition costs net of bargain purchase gain of $0.4 million. The increase in 2008 compared to 2007 was attributable to increased headcount to support business growth, increased incentive compensation related to improved financial performance, increased stock-based compensation, increased legal costs related to our patent litigation, and increased severance and acquisition costs.

Fiscal Year 2010 Outlook

We anticipate that operating expenses will be up slightly in 2010 compared to 2009.

Other (loss) income, net

	Years ended December 31,			Percentage of Revenue
	2009	2008	2007	2009	2008	2007
Other (loss) income	$(8,181)	$(3,091)	$2,816	(3.6)%	(1.3)%	1.4%

Total other loss increased in 2009 compared to 2008 due to lower gains recognized on the repurchase of our debt and a reduction in interest income, resulting from lower interest rates, offset by lower interest expense on our debt due to less outstanding debt. In 2008, we recorded a loss compared to other income in 2007 primarily due to a decrease in interest income, resulting from lower interest rates; higher interest expense, resulting from the first full year of outstanding convertible debt; and foreign currency losses, partially offset by the gain recognized on the partial repurchase of our convertible senior notes during the fourth quarter.

Fiscal Year 2010 Outlook

We anticipate that other loss will increase in 2010 due to lower interest income as a result of cash used in stock repurchases, slightly offset by less interest expense as a result of less outstanding debt.

Income tax expense

	Years ended December 31,			Effective Tax Rate
	2009	2008	2007	2009	2008	2007
Income tax provision	$1,981	$8,119	$2,748	37.6%	42.0%	37.8%

The income tax expense is based on a blended federal and state rate applied to U.S. income and the applicable foreign rates applied to foreign income. The decrease in our consolidated effective tax rate in 2009, as compared to 2008, results from a reduced federal statutory rate and an increase for research and experimentation credits, offset by increases in non-deductible expenses and establishing a valuation allowance on our capital loss carryforwards. The increase in our consolidated effective tax rate in 2008, as compared to 2007, results primarily from non-deductible expense associated with a contingent liability incurred as part of the LumenVu acquisition, a tax assessment resulting from an income tax audit in a non-U.S. jurisdiction, an increase in executive compensation subject to Internal Revenue Code Section 162(m) limitations and the impact of reaching the maximum federal marginal tax rate.

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

Fiscal Year 2010 Outlook

We anticipate that our effective tax rate in 2010 will be comparable to fiscal year 2009.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $183.1 million as of December 31, 2009, compared to $209.3 million as of December 31, 2008. Cash and cash equivalents are primarily invested in money market accounts. Our short-term investment securities totaled $74.7 million as of December 31, 2009, compared to short-term and long-term investment securities $70.5 million as of December 31, 2008. Investment securities generally consist of high-grade corporate debt. We have the ability to hold our securities until maturity, however, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies.

Cash Flows

	Years Ended December 31,
	2009	2008	2007
Net cash provided by operating activities	$21,048	$29,171	$16,226
Net cash (used in) provided by investing activities	(14,982)	46,628	(86,104)
Net cash (used in) provided by financing activities	(29,789)	(56,347)	214,634
Effect of exchange rate changes on cash and cash equivalents	(2,470)	1,105	(1,728)

Net change in cash and cash equivalents	$(26,193)	$20,557	$143,028

Operating activities provided cash of $21.0 million in 2009, compared to cash provided of $29.2 million in 2008 and $16.2 million in 2007. The decrease in 2009 compared to 2008 was primarily attributable to reduced operational performance, offset by a net decrease in working capital offset by an increase in long-term deferred revenue primarily as a result of a settlement with GE. The increase of cash provided in 2008 compared to 2007 was primarily due to improved operations and reduced spending on inventory and prepaid assets, partially offset by a reduction in payables.

Investing activities used cash of $15.0 million in 2009, compared to $46.6 million provided in 2008 and $86.1 million used in 2007. The increase in cash used in 2009 compared to 2008 was due to the acquisition of CDIC and net purchases of investment securities. The increase in cash provided in 2008 compared to cash used in 2007 was primarily due to an increase in net proceeds from sales and maturities of investment securities of $129.0 million and lower acquisition costs of $3.5 million.

Financing activities used cash of $29.8 million in 2009, used $56.3 million in 2008 and provided $214.6 million in 2007. Less cash was used in financing activities in 2009 compared to 2008 primarily due to less cash used in repurchases of convertible notes, slightly offset by an increase in the repayment of long-term obligations. Cash used in financing activities in 2008 was primarily the result of $68.3 million in repurchases of senior convertible notes and the associated warrant repurchases, partially offset by the sale of call options for $6.4 million and the exercise of stock options and our employee stock purchase plan totaling $4.6 million. This compared to proceeds from the issuance of convertible debt of $217.6 million in 2007, offset by the purchase of the call option intended to partially hedge our convertible note for $28.6 million and issuance of warrants for $19.5 million, and the exercise of stock options and our employee stock purchase plan totaling $5.6 million in 2007.

Fiscal Year 2010 Outlook

We believe that our existing cash and cash generated from operations will be sufficient to fund our operations, capital expenditures, and planned repurchase of up to $150.0 million of our common shares in 2010. Nevertheless, we may experience an increased need for additional cash for potential future acquisitions. Our ability to provide cash from operations will depend on our ability to successfully sell our products, collect our receivables, control our inventories and manage our expenses.

Off-balance sheet arrangements

During the year ended and as of December 31, 2009, we had no off-balance sheet arrangements, other than obligations under our operating leases reflected in the contractual obligations table below. We are not a party to any derivative transactions except for certain foreign exchange rate hedging transactions that we enter into from time to time, discussed more fully under “Foreign currency risk” in Item 7A below and the call option and warrant instruments indexed to our common stock.

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

Contractual obligations

We have the following contractual obligations as of December 31, 2009:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$12,675	$3,754	$5,845	$2,896	$179
Long-term debt obligations (1)	137,269	4,546	9,769	122,723	231
Other long-term obligations (2)	6,344	123	4,394	1,827	—

Total Contractual Obligations	$156,287	$8,423	$20,008	$127,446	$410

(1)	Includes interest of 3.75% on convertible senior notes and interest of 5.9% and 5.3% on bank loans assumed in the acquisition of CDIC
(2)	Contingent purchase consideration for the acquisition of LumenVu Inc. The consideration is contingent upon achieving milestones related to the technology acquired from LumenVu.

In addition to the amounts shown in the table above, we have $5.2 million of unrecognized tax benefits reflected as either liabilities or as a reduction of deferred tax assets, and we are uncertain as to if or when such amounts may be incurred.

Other commitments

In June 2008, we committed to donating 12 of our systems and two probes per system per year over a four-year period to a research university commencing in 2010 for use in clinical research.

As part of our supplier agreements, suppliers may procure resources and material expected to be used for the manufacture of our products in accordance with our production schedule provided to them. We may be responsible for compensating our suppliers for these procurements in the event these items are not used in the quantities submitted as part of the production schedule or material becomes obsolete as a result of production timing, material changes or design changes.

In certain countries, we have complemented our direct sales efforts by entering into group purchasing agreements with major healthcare GPOs. Typically, a GPO negotiates with medical suppliers, such as us, on behalf of the GPO’s member healthcare facilities, providing such members with uniform pricing and terms and conditions. In exchange, the GPO identifies us as a preferred supplier for its members. Member facilities participating in the GPO’s purchasing program can consist of hospitals, medical group practices, nursing homes, surgery centers, managed care organizations, long term care facilities, clinics and integrated delivery networks. These agreements require us to pay fees based on the amount of sales generated from these agreements. We recorded fees related to these agreements as sales and marketing expenses in the amounts of $1.9 million in 2009, $2.1 million in 2008 and $1.8 million in 2007.

Critical Accounting Policies and Estimates

Our critical accounting policies are discussed in Note 2: Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements. Our consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, investments, warranty obligations, service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies for us include revenue recognition, business combinations, valuation of investments and inventories, warranty expense, income taxes, stock-based compensation, and convertible debt.

Revenue recognition. We recognize revenue on products and accessories when goods are shipped under an agreement with a customer, risk of loss and title have passed to the customer, sales returns are estimable and collection of any resulting receivable is considered probable. For extended warranty service contracts, revenue is recognized as services are provided or over the term of the contract. Revenue is recorded net of any discounts, trade-in allowances, and estimated returns. We estimate returns by reviewing our historical returns, considering customer reaction to new product introductions and current economic conditions. We separately price and sell product upgrades to our customers. We recognize licensing revenue using the proportional performance method, a ratable recognition approach over the life of the license.

Sales to distributors are generally made pursuant to standard distributor agreements. We recognize revenue when title and risk of loss have transferred to the distributor and collection of any resulting receivable is considered probable. Our only significant post-shipment obligation to distributors is our standard product warranty covering materials and workmanship (see “Warranty expense” below). The distributor can only reject products for an obvious defect or shipping error, generally within 30 days of receipt, and in such cases, replacement products would be sent. Since the distributor’s remedy is the replacement of the product and not a refund or credit, we do not defer revenue associated with these sales. Costs associated with the repair of returned, defective products are captured in our warranty liability. Our standard distributor arrangements do not have any other return provisions.

Our sales arrangements may contain multiple elements, which include hardware and software products. Revenue from the sale of software, software-related elements, and hardware when the software elements are more than incidental to the product as a whole, is recognized in accordance with software revenue recognition rules. We have vendor specific objective evidence (“VSOE”) of fair value for our undelivered products. Accordingly, for transactions that have undelivered elements for which we have VSOE of the elements, revenue equal to the total fair value of the undelivered elements is deferred and is not recognized until the element is delivered to the customer. When the undelivered element represents services under extended service contracts, revenue equal to the stated price is deferred and recognized evenly over the contract term as those services are provided.

Business Combination. In August 2009, we acquired all of the outstanding stock of CDIC and Medis. The purchase method of accounting was used to account for this acquisition. The cost of an acquisition is measured at the fair value of the assets given, equity instruments issued and liabilities incurred or assumed at the date of exchange. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date. Because the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the excess of the value of the net assets acquired over the purchase price has been recorded as a bargain purchase gain. We recorded identifiable assets including customer relationships, developed technology, trademarks, and internally developed software, which have lives from two to six years.

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

Warranty expense. We accrue estimated warranty expense at the time of sale for costs expected to be incurred under our product warranties. This provision for warranty expense is made based upon our historical product failure rates and service repair costs using management’s judgment. We have limited history with some of our products. We provide, with certain exceptions, a five-year warranty with the NanoMaxx, M-Turbo, S Series, MicroMaxx, and BioZ systems. Given the length of the warranty period, the warranty liability for these systems is more difficult to estimate than it has been for our other products that have a one-year warranty. However, given the similarity of the components used in the NanoMaxx system, M-Turbo system, and S Series ultrasound tools compared with our MicroMaxx system and the historical product failure rate and service repair costs of the MicroMaxx and the other systems, we believe that we can reasonably estimate the amount of the warranty liability for these products. We expect our warranty liability and expense to continue to increase due to the five-year warranty offered with these products. Should actual failure rates or repair or replacement costs for any of our products differ from estimates, revisions to the estimated warranty liability may be required and our results may be materially affected.

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

We have accumulated foreign NOL carryforwards and research and experimentation tax credit carryforwards. Additionally, during 2009, with the acquisition of CDIC we acquired U.S. federal and state NOL carryforwards. We assess our ability to utilize these NOL and tax credit carryforwards in future periods and record any resulting adjustments that may be required to deferred income tax expense. In addition, we reduce the deferred income tax asset for the benefits of NOL and tax credit carryforwards utilized currently. The future impact on net income may therefore be positive or negative, depending on the net result of such adjustments and charges.

Based upon a review of historical operating performance, and our expectation that we will generate profits in the U.S. and our international operations in the foreseeable future, we continue to believe it is more likely than not that the U.S. and international deferred tax assets will be fully realized with the exception of $0.3 million related to capital loss carryforwards and $1.2 million related to CDIC state NOL carryforwards.

Stock-Based Compensation. We recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). For stock options, we utilize the Black-Scholes option pricing model to estimate the fair value of employee stock-based compensation at the date of grant, which requires the input of subjective assumptions, including expected volatility, expected term, and risk-free rate. We estimate volatility by considering our historical stock volatility. We estimate the expected life and expected term based on historical trends. The risk free rate is estimated using comparable published federal funds rates. Further, we estimate future forfeitures for both stock options and RSUs granted, which are not expected to vest. We estimate forfeitures using historical forfeiture trends and employee turnover rates as well as our judgment of future forfeitures. Our estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from our estimate.

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

Convertible debt and hedge transaction. On January 1, 2009, we adopted new accounting guidance, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. We bifurcated a component of the conversion option and classified that component in equity. The value of the equity component was calculated by first measuring the fair value of the liability component, using the discount rate of a similar liability that does not have a conversion feature, as of the issuance date. The difference between the proceeds for the convertible debt and the amount reflected as the liability component was recorded as the equity component. We recognize the accretion of the resulting discount as part of interest expense in our consolidated statements of income.

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

Our interest expense is composed of two parts: the stated rate of the debt and the amortization of the debt discount. Additionally, we have recorded the call option and warrant transactions as equity instruments.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (A Consensus of the FASB Emerging Issues Task Force)” (“ASU 14”) which is an amendment to ASC 985. ASU 14 focuses on determining which arrangements are within the scope of the software revenue guidance in ASC Topic 985 (previously included in AICPA Statement of Position no. 97-2, “Software Revenue Recognition”) and which are not. ASU 14 removes tangible products from the scope of the software revenue guidance if the products contain both software and nonsoftware components that function together to deliver a product’s essential functionality and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. ASU 14 becomes effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but requires retrospective application from the beginning of the vendor’s fiscal year. We will adopt this pronouncement prospectively beginning in 2010 and believe that this will not have a material impact on our current transactions.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (A Consensus of the FASB Emerging Issues Task Force)”, (“ASU 13”). ASU 13 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. It also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU 13 becomes effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but requires retrospective application from the beginning of the vendor’s fiscal year. We will adopt this pronouncement prospectively beginning in 2010 and believe that this will not have a material impact on our current transactions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to market risk relating to changes in interest rates, which could adversely affect the value of our investments in marketable securities.

As of December 31, 2009, our investments consisted of $74.7 million of interest-bearing debt securities with maturities or expected maturities of less than one year. Generally we have the ability to hold these securities until maturity, however, we have classified them as available-for-sale in the event of unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for 2010 from a hypothetical 10% increase or decrease in market interest rates would not have a material impact on the investment portfolio.

Foreign currency risk

Because of our international presence, we are exposed to foreign currency risk on intercompany balances, from translation of our foreign subsidiaries operating results and in receivables due from customers denominated in a currency other than USD. Our transactional and translational exposure is primarily related to the strengthening of the USD against the local currencies of our foreign subsidiaries and customers.

As of December 31, 2009, our intercompany balances denominated in a currency other than USD were $37.3 million. We enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. As of December 31, 2009, we had $38.9 million in notional amount of foreign currency forward contracts that expire on January 31, 2010. They serve as hedges of a substantial portion of our intercompany balances denominated in a currency other than the USD. These foreign currencies include the British pound, the Canadian dollar, the Euro and the Japanese yen. Gains and losses in the fair value of these contracts are intended to offset the losses and gains, resulting from the changes in the underlying intercompany balances. The fair value of these contracts as of December 31, 2009 was not material to our results of operations or our financial position.

The operating results of our international subsidiaries are translated from their local currency into USD. Total sales for the year ended December 31, 2009 denominated in a currency other than USDs were $84.3 million, or 37% of total consolidated revenues. The British pound, the European Union euro and the Japanese yen represented the majority of financial transactions executed in a currency not denominated in USDs. We use foreign currency forward contracts to hedge the impact of currency fluctuations on the translation of the financial statements of our foreign operations. As of December 31, 2009, we had $7.1 million in notional amount of foreign currency forward contracts expiring at various dates through December 31, 2010. The fair value of these contracts as of December 31, 2009 was not material to our results of operations or our financial position.

Our foreign currency forward contracts are not eligible for hedge accounting treatment and changes in the fair value of these derivatives are recorded in other income on the consolidated statement of income. A sensitivity analysis of a change in the fair value of these contracts, totaling $46.0 million in notional amount, indicates that if the USD weakened by 10% against the applicable foreign currency, the fair value of these contracts would decrease by approximately $4.6 million. Conversely, if the USD strengthened by 10% against the applicable foreign currency, the fair value of these contracts would increase by approximately $4.6 million. The offsetting gains and losses resulting from the changes in the intercompany balances as described above are not reflected in the sensitivity analysis above.

We transact sales with international customers primarily in USD. We are exposed to risk of fluctuations in their local currency, which may impact our ability to collect amounts owed by them. As of December 31, 2009 67% of our outstanding accounts receivable balance was from international customers, of which 39%, or $27.9 million, was denominated in a currency other than USDs. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk. In addition, we utilize letters of credit where they are considered necessary in order to mitigate our collection risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SONOSITE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

SonoSite, Inc.:

We have audited the accompanying consolidated balance sheets of SonoSite, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, cash flows, and shareholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SonoSite, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 9 to the consolidated financial statements, the Company changed its method of accounting for its convertible senior notes due to the adoption of Financial Accounting Standards Board Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (included in FASB ASC Topic 470-20 “Debt with Conversion and Other Options”) as of January 1, 2009. This accounting change was accounted for by retrospective application to the consolidated financial statements for all prior periods presented.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SonoSite Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

March 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

SonoSite, Inc.:

We have audited SonoSite, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, SonoSite, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SonoSite, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, cash flows and shareholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2009, and our report dated March 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

March 26, 2010

SONOSITE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of December 31,
	2009	2008 As Adjusted
ASSETS
Current Assets
Cash and cash equivalents	$183,065	$209,258
Short-term investment securities	74,682	69,882
Accounts receivable, less allowances of $1,471 and $2,190	71,347	66,094
Inventories	32,216	29,115
Deferred tax asset, current	7,350	13,372
Prepaid expenses and other current assets	12,034	6,623

Total current assets	380,694	394,344
Property and equipment, net	9,160	8,955
Investment securities	—	578
Deferred tax asset, net	775	793
Goodwill	3,902	3,767
Identifiable intangible assets, net	24,018	13,062
Other assets	4,425	5,383

Total assets	$422,974	$426,882

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,175	$6,189
Accrued expenses	25,923	31,921
Deferred revenue, current portion	5,504	2,755

Total current liabilities	37,602	40,865
Long-term debt, net	92,905	111,336
Deferred tax liability, net	5,083	9,871
Deferred revenue, net	18,081	1,367
Other non-current liabilities	14,873	12,383

Total liabilities	168,544	175,822

Commitments and contingencies
Shareholders’ Equity
Preferred stock, $1.00 par value Authorized shares—6,000,000 Issued and outstanding shares—none	—	—
Common stock, $0.01 par value Shares authorized—50,000,000 Issued and outstanding shares:
As of December 31, 2009—17,354,355
As of December 31, 2008—17,054,697	174	171
Treasury stock	(133)	(133)
Additional paid-in capital	287,496	285,890
Accumulated deficit	(32,753)	(36,036)
Accumulated other comprehensive (loss) income	(354)	1,168

Total shareholders’ equity	254,430	251,060

Total liabilities and shareholders’ equity	$422,974	$426,882

See accompanying notes to the consolidated financial statements.

SONOSITE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2009	2008 As Adjusted	2007 As Adjusted
Revenue	$227,389	$243,524	$205,068
Cost of revenue	69,715	73,715	62,505

Gross margin	157,674	169,809	142,563
Operating expenses:
Research and development	29,021	28,698	25,872
Sales, general and administrative	115,208	118,679	112,240

Total operating expenses	144,229	147,377	138,112
Other income and (expense):
Interest income	2,159	9,089	9,662
Interest expense	(9,918)	(16,313)	(8,120)
Gain on convertible note repurchase	1,100	8,246	—
Other (expense) income	(1,522)	(4,113)	1,274

Total other (loss) income, net	(8,181)	(3,091)	2,816

Income before income taxes	5,264	19,341	7,267
Income tax provision	1,981	8,119	2,748

Net income	$3,283	$11,222	$4,519

Net income per share:
Basic	$0.19	$0.66	$0.27

Diluted	$0.19	$0.64	$0.26

Weighted average common and potential common shares outstanding:
Basic	17,239	16,892	16,621

Diluted	17,698	17,486	17,168

See accompanying notes to the consolidated financial statements.

SONOSITE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2009	2008 As Adjusted	2007 As Adjusted
Operating activities:
Net income	$3,283	$11,222	$4,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,352	4,125	4,290
Stock-based compensation	6,552	8,709	6,809
Deferred income tax provision	427	3,551	549
Amortization of debt discount and debt issuance costs	5,015	8,305	4,269
Excess tax benefit from stock-based compensation	(144)	(1,025)	(630)
Gain on convertible note repurchase	(1,100)	(8,246)	—
Gain on bargain purchase of CardioDynamics	(1,099)	—	—
Other	730	855	(543)
Changes in operating assets and liabilities:
Accounts receivable	(3,013)	(6,273)	(6,994)
Inventories	153	194	(6,210)
Prepaid expenses and other assets	(3,133)	1,391	(2,210)
Accounts payable	(2,329)	(2,624)	3,009
Accrued expenses	(9,613)	10,014	8,939
Deferred revenue	19,463	(1,453)	597
Deferred liabilities	504	426	(168)

Net cash provided by operating activities	21,048	29,171	16,226
Investing activities:
Purchase of investment securities	(142,147)	(248,124)	(418,417)
Proceeds from sales/maturities of investment securities	138,323	298,514	339,806
Purchase of property and equipment	(2,586)	(2,841)	(3,341)
Purchase of LumenVu, Inc.	—	—	(3,498)
Purchase of CardioDynamics, net of cash acquired.	(8,185)	—	—
Earn-out consideration for SonoMetric Health, Inc.	(387)	(921)	(654)

Net cash (used in) provided by investing activities	(14,982)	46,628	(86,104)
Financing activities:
Excess tax benefit from stock-based compensation	144	1,025	630
Taxes withheld on stock-based compensation	(1,342)	—	—
Purchase of treasury stock	—	—	(133)
Proceeds from exercise of stock options and employee stock purchase plan	1,769	4,551	5,597
Proceeds from issuance of convertible senior notes, net	—	—	217,606
Retirement of convertible debt	(30,492)	(62,406)	—
Purchase of call options	—	—	(28,612)
Proceeds from sale of call options	1,646	6,417	—
Proceeds from issuance of warrants	—	—	19,546
Purchase of warrants	(1,514)	(5,934)	—

Net cash (used in) provided by financing activities	(29,789)	(56,347)	214,634
Effect of exchange rate changes on cash and cash equivalents	(2,470)	1,105	(1,728)

Net change in cash and cash equivalents	(26,193)	20,557	143,028
Cash and cash equivalents at beginning of year	209,258	188,701	45,673

Cash and cash equivalents at end of year	$183,065	$209,258	$188,701

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,329	$2,777	$1,182

Cash paid for interest	$5,286	$9,323	$—

See accompanying notes to the consolidated financial statements.

SONOSITE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except shares)

	Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2006	16,441,177	$164	—	$—	$231,387	$(51,777)	$1,257	$181,031
Comprehensive income:
Net income	—	—	—	—	—	4,519	—	4,519
Net unrealized gain on investment securities, net of tax of $77	—	—	—	—	—	—	141	141
Less reclassification adjustment for loss included in net income	—	—	—	—	—	—	(10)	(10)
Foreign currency translation adjustment	—	—	—	—	—	—	42	42

Comprehensive income								4,692
Treasury stock	—	—	(4,560)	(133)	—	—	—	(133)
Equity component of convertible senior notes and deferred issuance costs	—	—	—	—	61,761	—	—	61,761
Net deferred tax liability from equity component of convertible senior notes and debt issuance costs	—	—	—	—	(22,796)	—	—	(22,796)
Exercise of stock options and employee stock purchase plan	309,400	3	—	—	5,594	—	—	5,597
Tax benefit from exercise of stock options, net	—	—	—	—	999	—	—	999
Tax benefit related to original issue discount on the convertible senior notes	—	—	—	—	573	—	—	573
Stock-based compensation	—	—	—	—	6,804	—	—	6,804
Purchase of convertible bond call option	—	—	—	—	(28,612)	—	—	(28,612)
Proceeds from issuance of warrants	—	—	—	—	19,546	—	—	19,546

Balance at December 31, 2007 As Adjusted	16,750,577	167	(4,560)	(133)	275,256	(47,258)	1,430	229,462
Comprehensive income:
Net income	—	—	—	—	—	11,222	—	11,222
Net unrealized gain on investment securities, net of tax of $118	—	—	—	—	—	—	248	248
Less reclassification adjustment for gain included in net income	—	—	—	—	—	—	(47)	(47)
Foreign currency translation adjustment	—	—	—	—	—	—	(463)	(463)

Comprehensive income								10,960
Equity component of convertible senior notes	—	—	—	—	(10,943)	—	—	(10,943)
Net tax liability from equity component of convertible senior notes	—	—	—	—	7,012	—	—	7,012
Exercise of stock options and employee stock purchase plan	260,254	3	—	—	4,548	—	—	4,551
Tax benefit from exercise of stock options, net	—	—	—	—	865	—	—	865
Tax benefit related to original issue discount on the convertible senior notes	—	—	—	—	1,231	—	—	1,231
Tax provision related to cancelation of debt	—	—	—	—	(803)	—	—	(803)
Stock-based compensation	—	—	—	—	8,676	—	—	8,676
Restricted stock units vested, net of 13,574 shares retired	48,426	1	—	—	(435)	—	—	(434)
Sale of call option	—	—	—	—	6,417	—	—	6,417
Repurchase of warrants	—	—	—	—	(5,934)	—	—	(5,934)

Balance at December 31, 2008 As Adjusted	17,059,257	171	(4,560)	(133)	285,890	(36,036)	1,168	251,060

SONOSITE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except shares)

(continued)

	Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount	Shares	Amount
Comprehensive loss:
Net income	—	—	—	—	—	3,283	—	3,283
Net unrealized loss on investment securities, net of tax of $122	—	—	—	—	—	—	(79)	(79)
Less reclassification adjustment for gain included in net income	—	—	—	—	—	—	(130)	(130)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,313)	(1,313)

Comprehensive loss								1,761
Equity component of convertible senior notes	—	—	—	—	(3,512)	—	—	(3,512)
Net deferred tax liability from equity component of debt component	—	—	—	—	2,435	—	—	2,435
Exercise of stock options and employee stock purchase plan	115,689	1	—	—	1,768	—	—	1,769
Tax shortfalls from stock-based compensation, net	—	—	—	—	(2,308)	—	—	(2,308)
Tax benefit related to original issue discount on the convertible senior notes	—	—	—	—	(1,183)	—	—	(1,183)
Tax benefit related to cancelation of debt	—	—	—	—	(930)	—	—	(930)
Stock-based compensation	—	—	—	—	6,552	—	—	6,552
Restricted stock units vested, net of 66,909 shares retired	183,969	2	—	—	(1,344)	—	—	(1,342)
Sale of call option	—	—	—	—	1,646	—	—	1,646
Repurchase of warrants	—	—	—	—	(1,514)	—	—	(1,514)

Balance at December 31, 2009	17,358,915	$174	(4,560)	$(133)	$287,496	$(32,753)	$(354)	$254,430

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

Reclassification of prior period balances

Certain amounts reported in comparable prior periods have been adjusted due to the adoption of new accounting guidance related to convertible debt. For additional detail on the adjusted balances, refer to Note 9.

Cash equivalents

Cash equivalents primarily consist of money market accounts with major U.S. banks and highly liquid debt instruments with maturities at purchase of three months or less.

Investment securities

Investment securities primarily consist of high-grade corporate debt. We have the ability to hold our securities until maturity; however, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis.

A decline in market value of any available-for-sale security below cost that is determined to be other than temporary results in a revaluation of its carrying amount to fair value. The impairment related to credit losses is charged to earnings and a new cost basis for the security is established. The impairment related to other factors is recognized in other comprehensive income. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Interest income is recognized when earned. We may incur unrealized losses due to changes in market value attributable to changes in interest rates. We have the ability and intent to hold our investments until a recovery of cost, which may be maturity.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Accounts receivable

In the ordinary course of business, we grant credit to a broad customer base. Of the accounts receivable balance at December 31, 2009, 67% and 33% were receivable from international and domestic customers, prior to any allowance for doubtful accounts. The same percentages as of December 31, 2008 were 66% and 34% prior to any allowance for doubtful accounts.

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

The fair value hierarchy is followed in calculating fair values. Quoted market prices are used to calculate the fair value for assets or liabilities with an active market (“Level 1”). Other quoted prices are used for assets or liabilities similar to those in markets that are not active or with inputs other than quoted prices that are observable and market corroborated inputs (“Level 2”). Where quoted market prices or other quoted prices are unavailable significant unobservable inputs are used to measure fair value (“Level 3”).

We utilize foreign currency forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable denominated in foreign currencies. We also use foreign currency forward contracts to reduce our exposure to foreign currency fluctuations on the translation of our foreign operations. These contracts did not qualify for hedge accounting and accordingly are marked-to-market with changes in fair value recorded in non-operating income denominated in foreign currencies.

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

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Depreciation and amortization are calculated using the straight-line method over estimated useful lives as follows:

Asset	Estimated Useful Lives
Equipment and computers	3–5 years
Software	3 years
Furniture and fixtures	5 years
Building	25 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

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

Goodwill and other intangible assets

We perform goodwill impairment tests annually in the fourth quarter of each year, and more frequently if facts and circumstances indicate reporting unit carrying values exceed estimated reporting unit fair values. Intangible assets subject to amortization, which consist mainly of customer relationships, acquired technology, trademarks, and non-compete agreements, are amortized using the straight-line method over their estimated useful lives of three to seven years. Indefinite-lived intangible assets are tested for impairment annually, and more frequently if facts and circumstances indicate that the asset might be impaired.

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

Our circuit boards are produced by a large electronic manufacturing services supplier who produces the boards in their manufacturing facility in Malaysia. If we experience delays in the receipt or a deterioration in product yields of these components, we may experience delays in manufacturing or an increase in costs resulting in lost sales or a deterioration in gross margin.

Revenue recognition

We recognize revenue on products and accessories when goods are shipped under an agreement with a customer, risk of loss and title have passed to the customer, sales returns are estimable and collection of any resulting receivable is considered probable. For extended warranty and service contracts, revenue is recognized

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

as services are provided or over the term of the contract. Revenue is recorded net of any discounts, trade-in allowances, and estimated returns. We estimate returns by reviewing our historical returns, considering customer reaction to new product introductions and current economic conditions. We make product upgrades available for purchase to our customers. We recognize licensing revenue using the proportional performance method, a ratable recognition approach over the life of the license.

Sales to distributors are generally made pursuant to standard distributor agreements. We recognize revenue when risk of loss and title have transferred to the distributor and collection of any resulting receivable is considered probable. Our only significant post-shipment obligation to distributors is our standard product warranty covering materials and workmanship. The distributor can only reject products for an obvious defect or shipping error, generally within 30 days of receipt, and in such cases, replacement products would be sent. Since the distributor’s remedy is the replacement of the product and not a refund or credit and returns are estimable, we do not defer revenue associated with these sales. Costs associated with the repair of returned, defective products are captured in our warranty liability. Our standard distributor arrangements do not have any other return provisions.

Our sales arrangements may contain multiple elements, which include hardware and software products. Revenue from the sale of software, software-related elements, and hardware when the software elements are more than incidental to the product as a whole, is recognized in accordance with software revenue recognition rules. We have vendor specific objective evidence (“VSOE”) of fair value for our undelivered products. Accordingly, for transactions that have undelivered elements for which we have VSOE of the elements, revenue equal to the total fair value of the undelivered elements is deferred and is not recognized until the element is delivered to the customer. When the undelivered element represents services under extended service contracts, revenue equal to the stated price is deferred and recognized evenly over the contract term as those services are provided.

Warranty expense

We accrue estimated warranty expense at the time of sale for costs expected to be incurred under our product warranties. This provision for warranty expense is made based upon our historical product failure rates and service repair costs using management’s judgment. Our warranty period is five years with certain exceptions. Our warranty period for certain older generation products is one year. The warranty is included with the original purchase. In addition to a standard warranty, we offer extended warranty and service contracts for coverage beyond the standard warranty period or coverage above what is covered by a standard warranty. Those service contracts are recorded as deferred revenue.

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

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Advertising costs

We expense costs for advertising and promotional activities as incurred. Advertising and promotional expenses for the years ended December 31, 2009, 2008 and 2007 were $9.7 million, $9.4 million, and $10.2 million.

Income taxes

Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards arising since our inception or obtained through acquisition.

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

Stock-based compensation

We recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards. For stock options, we utilize the Black-Scholes option pricing model to estimate the fair value of employee stock-based compensation at the date of grant, which requires the input of subjective assumptions, including expected volatility, expected life, expected term, and a risk free rate. We estimate volatility by considering our historical stock volatility. We estimate expected life and expected term based on historical trends. The risk free rate is estimated using comparable published federal funds rates. Further, we estimate future forfeitures for both stock options and restricted stock units granted, which are not expected to vest. We estimate forfeitures using historical forfeiture trends, employee turnover rates as well as our judgment of future forfeitures. Our estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from our estimate.

Net income per share

Basic net income per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Potentially dilutive common equivalent shares consist of common stock issuable upon exercise of stock options, warrants, and unvested restricted stock units using the treasury stock method. Diluted net income per share would also be impacted to reflect shares issuable upon conversion of our convertible senior notes if our share price exceeds $38.20 per share. The call option we purchased is anti-dilutive and, therefore, excluded from the calculation of diluted net income per share.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008 As Adjusted	2007 As Adjusted
Net income	$3,283	$11,222	$4,519

Weighted average common shares outstanding used in computing basic net income per share	17,239	16,892	16,621
Effect of dilutive stock options and unvested restricted stock units	459	594	547

Weighted average common and potential common shares outstanding used in computing diluted net income per share	17,698	17,486	17,168

Net income per share:
Basic	$0.19	$0.66	$0.27
Diluted	$0.19	$0.64	$0.26

The following common shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2009	2008	2007
Stock options and unvested restricted stock	875	639	574
Warrants outstanding (1)	1,121	1,497	2,500

Total common shares excluded from diluted net income per share	1,996	2,136	3,074

(1)	As further detailed in note 9, in July 2007 we issued warrants to purchase up to 2.5 million shares of our common stock with a strike price of $46.965, which are anti-dilutive since the strike price of the warrants is greater than the market price of our common stock. In 2009 and 2008, we repurchased warrants that were for the purchase of up to 0.4 million and 1.0 million shares respectively.

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

The following are the components of accumulated other comprehensive (loss) income at December 31 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net unrealized (loss) gain on investments, net of tax	$(91)	$118	$(83)
Cumulative translation adjustments	(263)	1,050	1,513

Total accumulated other comprehensive (loss) income	$(354)	$1,168	$1,430

Foreign currency translation

The functional currencies of our international subsidiaries, consisting primarily of the Australian dollar, British pound, Canadian dollar, the European Union euro and the Japanese yen, are the local currency of the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses and cash flows of international operations are translated at average rates of exchange prevailing during the period.

Recent accounting pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (A Consensus of the FASB Emerging Issues Task Force)” (“ASU 14”) which is an amendment to Topic 985 in the FASB Accounting Standards Codification (“ASC”). ASU 14 focuses on determining which arrangements are within the scope of the software revenue guidance in ASC Topic 985 (previously included in AICPA Statement of Position no. 97-2, “Software Revenue Recognition”) and which are not. ASU 14 removes tangible products from the scope of the software revenue guidance if the products contain both software and nonsoftware components that function together to deliver a product’s essential functionality and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. ASU 14 becomes effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but requires retrospective application from the beginning of the vendor’s fiscal year. We will adopt this pronouncement prospectively beginning in 2010 and believe that this will not have a material impact on our current transactions.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (A Consensus of the FASB Emerging Issues Task Force)”, (“ASU 13”). ASU 13 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. It also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU 13 becomes effective

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but requires retrospective application from the beginning of the vendor’s fiscal year. We will adopt this pronouncement prospectively beginning in 2010 and believe that this will not have a material impact on our current transactions.

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

Our license from ATL had a royalty equivalent to a percentage of the net sales of ultrasound products under fifteen pounds that use ATL technology, until the royalty payments expired on September 21, 2007. There was no royalty expense to ATL in 2009 or 2008. For the year ended December 31, 2007, we incurred a royalty expense to ATL of $1.5 million, which is included in cost of revenue.

4. Cash, cash equivalents and investment securities

The following table summarizes our cash, cash equivalents and investment securities at fair value (in thousands):

	As of December 31,
	2009	2008
Cash	$7,858	$13,921
Cash equivalents:
Corporate bonds	13,999	59,947
Money market accounts	161,208	135,390

Total cash and cash equivalents	$183,065	$209,258

Investment securities:
Short-term	$74,682	$69,882

Long-term	$—	$578

Cash and cash equivalents primarily consist of money market accounts with major U.S. banks and highly liquid debt instruments with maturities at purchase of three months or less. Investment securities primarily consist of high-grade corporate debt. We have the ability to hold our securities until maturity; however, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Realized gains and losses from the sale of available-for sale securities are determined on a specific identification basis.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Cash, cash equivalents and investment securities—(Continued)

The amortized cost, gross unrealized holding gains and losses and fair value of investment securities classified as available-for-sale securities as of December 31 were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
2009:
Cash equivalents:
Corporate bonds	$13,996	$3	$—	$13,999
Money market accounts	161,208	—	—	161,208

Total cash equivalents	$175,204	$3	$—	$175,207

Short-term:
Corporate bonds	$74,668	$18	$(4)	$74,682

Total short-term investments	$74,668	$18	$(4)	$74,682

2008:
Cash equivalents:
Corporate bonds	$59,829	$118	$—	$59,947
Money market accounts	135,390	—	—	135,390

Total cash equivalents	$195,219	$118	$—	$195,337

Short-term:
Corporate bonds	$67,129	$234	$—	$67,363
Money market accounts and other debt securities	2,521	—	(2)	2,519

Total short-term investments	$69,650	$234	$(2)	$69,882

Long-term:
Money market accounts	$578	$—	$—	$578

Total long-term investments	$578	$—	$—	$578

The following table summarizes our realized gains and losses on sales of investments (in thousands):

	Year ended December 31,
	2009	2008	2007
Gains	$130	$12	$8
Losses	—	(59)	(18)

Realized gain (loss), net	$130	$(47)	$(10)

All securities held as of December 31, 2009 are traded in active markets (“Level 1”) and will mature by the end of the second quarter of 2010. As of December 31, 2009, our investment in the Columbia Strategic Cash Portfolio has been liquidated. As of December 31, 2008, all investments other than this portfolio were Level 1 investments. We had an investment of $2.8 million invested in this portfolio. Distributions from this portfolio were solely at the discretion of the portfolio manager. This investment had been measured at fair value using significant unobservable inputs (“Level 3”), which was estimated to approximate the net asset value of the

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Cash, cash equivalents and investment securities—(Continued)

portfolio provided by the portfolio manager. The portfolio manager measured the net asset value based upon quoted market prices of comparable securities, as well as good faith estimates. Other-than-temporary impairments, all of which related to the Columbia Strategic Cash Portfolio, represented credit losses and are recognized in other income (loss) with no amount recorded in accumulated other comprehensive income.

The following table summarizes activity for the fair value measurements of significant unobservable inputs (Level 3) investments (in thousands):

	As of December 31,
	2009	2008
Balance, at beginning of period	$2,765	$12,574
Total gain (loss) (realized or unrealized) included in:
Other income (loss)	125	(767)
Other comprehensive loss	—	—
Distributions	(2,890)	(9,042)

Balance, at end of period	$—	$2,765

Gains (losses) included in other income (loss) attributable to the change in unrealized losses relating to assets still held	$—	$(538)

5. Financial statement detail as of December 31, 2009 and 2008

Inventories consisted of the following (in thousands):

	As of December 31,
	2009	2008
Raw material	$9,177	$10,007
Demonstration inventory	12,317	8,198
Finished goods	10,722	10,910

Total inventories	$32,216	$29,115

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2009	2008
Equipment, other than computer	$17,680	$16,089
Software	6,696	6,661
Computer equipment	5,434	4,751
Furniture and fixtures	3,153	3,210
Leasehold improvements	3,683	3,554
Buildings	771	—
Land	98	—

	37,515	34,265
Less accumulated depreciation and amortization	(28,355)	(25,310)

Total property and equipment, net	$9,160	$8,955

Depreciation expense was $4.0 million for the years ended December 31, 2009, 2008, and 2007.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Financial statement detail as of December 31, 2009 and 2008—(Continued)

Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2009	2008
Payroll and related	$11,448	$14,100
Taxes	3,482	3,634
Outside services	1,298	1,248
Warranty, current portion	2,432	2,074
Accrued interest	1,970	2,487
Foreign exchange settlement	67	3,231
Other	5,226	5,147

Total accrued expenses	$25,923	$31,921

Other non-current liabilities consisted of the following (in thousands):

	As of December 31,
	2009	2008
Contingent purchase consideration	$6,145	$5,186
Deferred rent	1,525	1,746
Warranty liability, net of current portion	6,000	5,020
Other	1,203	431

Total other non-current liabilities	$14,873	$12,383

Deferred revenue consisted of the following (in thousands):

	As of December 31,
	2009	2008
Current portion	5,504	2,755
Non-current portion	18,081	1,367

Total deferred revenue	$23,585	$4,122

We have classified amounts of our warranty liability as non-current based upon our estimated timing of repair costs. The warranty liability is summarized as follows (in thousands):

	Beginning of year	Charged to cost of revenue	Applied to liability	Liability Acquired	End of year
Year ended December 31, 2009	$7,094	$3,720	$(2,683)	$301	$8,432
Year ended December 31, 2008	$4,045	$4,773	$(1,724)	$—	$7,094
Year ended December 31, 2007	$2,318	$3,160	$(1,433)	$—	$4,045

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Acquisitions

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

Cash consideration of $10.7 million was transferred for the shares of CDIC and Medis. Operating expenses include acquisition related charges of $1.5 million for the year ended 2009, reduced by a bargain purchase gain of $1.1 million.

The following table summarizes the acquisition-date fair value of the assets acquired and the liabilities assumed in connection with the business combination (in thousands):

August 14, 2009
Assets
Current assets:
Cash and cash equivalents	$2,511
Accounts receivable	2,627
Inventories	2,885
Deferred income taxes	5,376
Prepaid expenses and other current assets	95

Total current assets	13,494
Property and equipment, net	1,001
Identifiable intangible assets	12,400
Other assets	158

Total assets	$27,053

Liabilities
Current liabilities:
Accounts payable	$2,459
Accrued expenses and other current liabilities	2,191

Total current liabilities	4,650
Long-term debt	5,608
Deferred tax liability	4,562
Other non-current liabilities	437

Total liabilities	15,257

Net assets acquired	11,796
Acquisition consideration	10,697

Gain on bargain purchase	$1,099

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Acquisitions—(Continued)

These assets and liabilities were recorded at the acquisition-date fair value. We used an income approach, which is a measurement of the present value of the net economic benefit or cost expected to be derived from an asset or liability, to measure the acquired assets and liabilities excluding inventory, internally developed software, and property and equipment. Inventory and internally developed software were measured using a cost approach. Property and equipment were valued using a combination of the market and cost approaches.

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

We recognized a warranty liability of $0.3 million related to CDIC’s products. We expect to incur the majority of these costs by the end of 2011. The potential undiscounted amount of all future payments that we could be required to make under the warranty arrangements is estimated to be $0.3 million. As of December 31, 2009, there has been no change since August 14, 2009, in the amount recognized for this liability or any change in the range of outcomes or assumptions used to develop the estimates.

We recognized a deferred tax asset of $5.4 million, which includes $3.9 million related to CDIC’s federal net operating loss (“NOL”) carryforward. CDIC had federal NOL carryforwards of $52.6 million based on tax returns filed through November 30, 2008 which expire between 2010 and 2028. The NOL carryforward that will be available for utilization during this period is limited to $11.1 million, resulting from change in ownership limitations under Section 382 of the Internal Revenue Code. We recognized an additional $1.5 million deferred tax asset and a $4.6 million deferred tax liability related to differences in the book and tax bases of acquired assets and liabilities.

We assumed $5.6 million in long-term debt, of which $5.3 million was repaid immediately. As of December 31, 2009, we had remaining long-term debt of $0.3 million, related to two bank loans, secured by the building acquired, with fixed interest rates of 5.9% and 5.3% through July 2011, when they become adjustable. Both loans mature on August 31, 2021.

Because the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the excess of the value of the net assets acquired over the purchase price has been recorded as a gain on bargain purchase. When there is a gain on a bargain purchase, accounting standards require a reassessment to determine all assets acquired, liabilities assumed, and consideration transferred. We performed a reassessment and still concluded that we have a gain on a bargain purchase.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Acquisitions—(Continued)

The results of CDIC’s operations were included in our consolidated financial statements since the date of acquisition. The amount of CDIC’s revenue and earnings included in our consolidated financial statements and the revenue and earnings of the combined entity had the acquisition date been January 1, 2009, or January 1, 2008 are as follows (in thousands except per share amounts):

	Unaudited
	Revenue	Net income (loss)	Net income (loss) per diluted share
CDIC:
Actual from August 14, 2009 to December 31, 2009	$7,138	$(4,249)	$(0.24)
Supplemental pro forma from the combined entity for the period:
January 1, 2009 to December 31, 2009 (1)	$240,140	$(3,963)	$(0.22)
January 1, 2008 to December 31, 2008 (1)	$267,659	$8,534	$0.49

(1)	Pro forma net income (loss) excludes acquisition and integration charges of $5.8 million, offset by a $1.1 million bargain purchase gain.

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

The results of LumenVu’s operations were included in our consolidated financial statements since the date of the acquisition. The acquisition, which was an asset purchase, had a purchase price that consisted of cash consideration of $2.9 million, note receivable forgiveness of $0.1 million, assumed liabilities of $0.6 million, which were paid at closing, and contingent future cash payments of $10.0 million, which had an estimated fair value of $4.0 million at the date of acquisition. The future cash payments are contingent upon the continued development of the product and revenues recognized from the sale of products incorporating this technology. The liability for contingent consideration is accreted to operating expenses over the expected payment period. During 2009 and 2008, we recorded $1.0 million and $0.9 million, respectively, of accretion expense. Based on the fair value of assets acquired $11.8 million was allocated to an intangible technology asset, which will be amortized over ten years commencing with sales of products incorporating this technology. No amortization expense has

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Acquisitions—(Continued)

been recorded in 2009 or 2008. Since the amortization of this intangible technology asset is not deductible for tax purposes we have recorded a deferred tax liability of $4.3 million. Additionally, we recorded a deferred tax asset associated with net operating losses of LumenVu of $0.2 million.

In May 2004, we acquired 100% of the outstanding common shares of SonoMetric Health, Inc. (“SonoMetric”). The results of SonoMetric’s operations have been included in our consolidated financial statements since that date. We purchased all of SonoMetric’s outstanding common shares for an immediate cash payment of $1.5 million, plus future cash payments of up to $4.5 million contingent upon the amount of revenue recognized from the sale of the purchased software over the five-year period following the closing date of the acquisition. We accrued contingent payments of $0.1 million and $0.4 million as of December 31, 2009 and 2008, respectively, as a result of revenue recognized on the sale of the software. These contingent payments, which were measured and required through April 2009, were recorded as goodwill. The final payment will be made in the first quarter of 2010.

7. Goodwill and other intangible assets

Goodwill and other intangible assets consisted of the following (in thousands):

	As of December 31,
	2009	2008
Goodwill	$3,902	$3,767

Identifiable intangible assets:
Definite lived intangible assets, net of accumulated amortization of $3,041 and $1,585	23,486	12,530
Indefinite lived intangible assets	532	532

Total intangible assets	$24,018	$13,062

As of December 31, 2009 definite lived intangible assets had a remaining weighted average useful life of 7.6 years. Amortization expense related to intangible assets was $1.5 million, $0.2 million and $0.3 million for the years ended December 31, 2009, 2008 and 2007. Amortization expense of intangible assets is estimated to be $3.8 million in 2010, $4.1 million in 2011, $3.0 million in 2012, and $2.7 million in 2013. During the fourth quarter of 2009, we completed our annual impairment assessment of our goodwill and indefinite-lived intangible assets and determined that they were not impaired. If there is an impairment, these assets would be measured at fair value.

8. Hedging activities

On January 1, 2009, we adopted new accounting guidance, which requires enhanced disclosure of derivative and hedge activities. We enter into derivative transactions to hedge certain foreign currency exposures. The currencies hedged are the British pound, the European Union euro, the Japanese yen, the Australian dollar and the Canadian dollar.

We utilize foreign currency forward contracts to offset foreign currency risk associated with our intercompany balances denominated in a currency other than the US Dollar on our balance sheet. As of December 31, 2009, we had $38.9 million in notional amount of foreign currency forward contracts expiring January 31, 2010.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Hedging activities—(Continued)

We also use foreign currency forward contracts to hedge the impact of currency fluctuations on the translation of the financial statements of our foreign operations. As of December 31, 2009, we had $7.1 million in notional amount of foreign currency forward contracts expiring at various dates through December 2010. These derivatives are not eligible for hedge accounting treatment.

The fair value of these contracts, which are Level 1 securities, as of December 31, 2009 was not material to our results of operations or financial position.

Recognized gains and losses, which are included in other income on the consolidated statement of income, are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Hedges of intercompany balances
(Loss) gain on foreign currency hedges	$(3,384)	$217	$(2,119)
Gain (loss) on translation of intercompany receivables	3,047	(2,649)	3,565
Hedges of translation of foreign operations
Loss on foreign currency hedges	(337)	—	—

(Loss) gain related to hedge activities	$(674)	$(2,432)	$1,446

9. Convertible Senior Notes and Change in Accounting Principle

Effective January 1, 2009, we adopted new accounting guidance, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The new accounting guidance required issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized. The new accounting guidance requires bifurcation of a component of the conversion option, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of income. The new accounting guidance requires retrospective application to the terms of instruments as they existed for all periods presented. Our debt offering completed in July 2007 of $225.0 million aggregate principal amount of 3.75% convertible senior notes (“Notes”) is within the scope of the new accounting guidance.

Upon issuance of the Notes and prior to the adoption of the new accounting guidance, we evaluated the Notes using the “Working Draft of AICPA Technical Practice Aid” (“Technical Practice Aid”) prepared by the Convertible Debt, Convertible Preferred Shares, Warrants, and Other Equity-Related Financial Instruments Task Force to consider whether the conversion option on the Notes met the criteria to preclude recognition as a debt discount. We concluded the conversion feature should be equity classified and not recorded as a standalone derivative, and thus the conversion feature was exempt from bifurcation. Debt issuance costs of $7.5 million were being amortized to interest expense over the term of the Notes.

Upon adoption, we were required to bifurcate a component of the conversion option. We calculated the fair value of the liability component of the Notes using a discount rate of similar liabilities without conversion features and determined the carrying amount of the equity component by deducting the fair value of the liability component from the initial carrying value of the convertible debt. This resulted in an initial recognition of $63.9 million of debt discount, to be amortized over a seven year period at an effective interest rate of 8.5%, and a

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Convertible Senior Notes and Change in Accounting Principle—(Continued)

corresponding deferred tax liability of $23.6 million. Additionally, $2.1 million of debt issuance costs, which were included in other assets in our consolidated balance sheet, were reclassified to equity on a proportionate basis as the equity component. The adoption of the new accounting guidance did not require any changes to the treatment of our call options and warrants that are classified as equity.

As a result of adopting the new accounting guidance, the change in accounting principle had the following effect the statement of income (in thousands except per share data):

	Year Ended December 31, 2008		Year Ended December 31, 2007
	As Adjusted	As Reported	As Adjusted	As Reported
Selected Statement of Income Data
Operating income	$22,432	$22,432	$4,451	$4,451

Total other income (loss)	(3,091)	11,651	2,816	6,565

Income before income taxes	19,341	34,083	7,267	11,016
Income tax provision	8,119	13,497	2,748	4,132

Net income	$11,222	$20,586	$4,519	$6,884

Net income per share:
Basic	$0.66	$1.22	$0.27	$0.41

Diluted	$0.64	$1.18	$0.26	$0.40

Shares used in computing net income per share:
Basic	16,892	16,892	16,621	16,621

Diluted	17,486	17,486	17,168	17,168

We recognized an additional $7.3 million and $3.7 million in interest expense for the year ended December 31, 2008 and 2007, respectively. The additional interest expense was primarily related to the amortization of the debt discount. Interest expense related to the contractual coupon was $8.0 million and $3.8 million for the year ended December 31, 2008 and 2007. We also recognized a $7.4 million reduction in the gain on repurchase of convertible notes for the year ended December 31, 2008.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Convertible Senior Notes and Change in Accounting Principle—(Continued)

The adoption of the new accounting guidance also resulted in changes in our consolidated balance sheet for as follows (in thousands):

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

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Convertible Senior Notes and Change in Accounting Principle—(Continued)

The following table summarizes the impact of the adoption of new accounting guidance on the affected balances within shareholders’ equity (in thousands):

	Additional paid-in capital (1)	Accumulated deficit
Balance at December 31, 2007, as reported	$236,158	$(44,893)
Adjustments for adoption of new accounting guidance to 2007
Equity component of convertible debt	63,886	—
Deferred tax liability related to equity component	(23,580)	—
Debt issuance costs, net of deferred tax benefit of $784	(1,341)	—
Net income adjustment	—	(2,365)

Balance at December 31, 2007, as adjusted	$275,123	$(47,258)

Balance at December 31, 2008, as reported	$252,895	$(24,307)
Cumulative impact from 2007 adjustments	38,965	(2,365)
Adjustments for adoption of new accounting guidance to 2008
Repurchase of convertible debt attributed to the equity component	(10,943)	—
Repurchase impact on deferred tax liability related to the equity component	7,012	—
Tax provision related to cancellation of debt	(2,172)	—
Net income adjustment	—	(9,364)

Balance at December 31, 2008, as adjusted	$285,757	$(36,036)

(1)	Balances include treasury stock of $133

The following table summarizes the carrying value of the debt and equity components subsequent to the adoption of new accounting guidance (in thousands):

	As of December 31,
	2009	2008
Equity component	$33,957	$35,034

Senior convertible debt:
Outstanding	$114,745	$144,745
Debt discount	22,171	33,409

Convertible senior notes, net	$92,574	$111,336

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

In 2009, we repurchased $30.0 million in principal amount of our Notes for $25.2 million. As a result of these repurchases, we recorded a gain of $1.1 million in other income, net of deferred financing costs of $0.5 million and costs to complete the repurchase transaction. We also partially unwound the associated convertible

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Convertible Senior Notes and Change in Accounting Principle—(Continued)

note hedges, which resulted in proceeds to us of approximately $1.6 million for the sale of call options, offset by $1.5 million we paid for the repurchase of warrants. Following the repurchases, unamortized debt issuance costs approximated $1.8 million. The remaining discount of $22.2 million will be amortized over 4.5 years.

Our 2009 repurchases also resulted in the reduction of the carrying value of the equity component by $3.5 million, the allocated amount from repurchases of our senior convertible debt, and $0.2 million from the write-off of the deferred tax asset related to debt issuance costs, offset by a $1.7 million reduction of the deferred tax liability related to the debt discount. These were noncash items from the repurchase transaction.

Interest expense was $5.0 million for the amortization of debt discount and debt issuance costs and $4.9 million for the contractual coupon for the year ended December 31, 2009.

In 2008, we repurchased $80.3 million in principal amount of our senior convertible notes for $62.4 million. As a result of these repurchases, we recorded a gain, net of deferred financing costs and costs to complete the repurchase transaction, of $8.2 million in other income, or $15.7 million in other income prior to adoption of the new accounting guidance. The payment received from partially unwinding the associated convertible note hedges resulted in proceeds to us of approximately $6.4 million, offset by $5.9 million we paid for the repurchase of warrants. The transaction also resulted in a write off of $1.5 million of debt issuance costs, or $2.2 million prior to adoption of the new accounting guidance. Following the repurchases, debt issuance costs approximated $2.7 million, or $3.9 million prior to the adoption of the new accounting guidance.

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

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Convertible Senior Notes and Change in Accounting Principle—(Continued)

Our convertible senior notes are measured for disclosure only at fair value using quoted market prices. The fair value of our convertible senior notes as of December 31, 2009 was $111.3 million.

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

10. Shareholders’ equity

Stock compensation plans

At December 31, 2009, we had five stock-based employee compensation plans: the 1998 Nonofficer Employee Stock Option Plan (“1998 NOE Plan”), the 1998 Stock Option Plan (“1998 Plan”), the Nonemployee Director Stock Option Plan (“Director Plan”), the Amended and Restated 2005 Stock Incentive Plan (“2005 Plan”), and the 2005 Employee Stock Purchase Plan (“2005 ESPP Plan”).

Total stock-based compensation expense recognized in our consolidated statements of operations consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Stock options	$972	$1,978	$2,968
Restricted stock units	5,362	6,105	3,298
Employee stock purchase plan	218	626	543

Total stock-based compensation	$6,552	$8,709	$6,809

The related deferred tax benefit was $2.4 million, $3.0 million and $2.3 million for the years ended December 31, 2009, 2008 and 2007. The amount of stock-based compensation capitalized to inventory was not material as of December 31, 2009 or 2008.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Shareholders’ equity—(Continued)

Under the 1998 NOE Plan, 1998 Plan, 2005 Plan, and option grants outside our stock option plans, as of December 31, 2009, 7,240,000 total shares of common stock were authorized primarily for issuance upon exercise of stock options and release of restricted stock units at prices equal to the fair market value of our common shares at the date of grant. As of December 31, 2009, 2,148,051 of those shares granted under the plans were still outstanding, and 735,492 shares were still available for grant under these stock option plans. In most cases, stock options vest 25% each year over a four year vesting period. Certain stock options vest 25% after one year of employment and then monthly over the next three years, and certain grants made to employees after their first year of employment vest monthly over four years. All options have either a seven or ten year term from the grant date.

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

The 2005 ESPP Plan, which qualifies under Section 423 of the Internal Revenue Code, permits all U.S. based employees to purchase shares of our common stock. Participating employees may purchase common stock through payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. As of December 31, 2009 1,000,000 shares of common stock were authorized for issuance under the 2005 ESPP Plan. During the years ended December 31, 2009, 2008 and 2007, 66,498, 95,248 and 74,501 shares of common stock were issued under this plan, respectively.

Prior to the spin-off from ATL, we had no stock option plans specifically identified as our plans. All stock options granted through that date were part of ATL option plans.

Through 2004, we granted a total of 165,000 options outside of all plans to corporate officers, of which 70,000 options are outstanding. These options are included within the information presented herein and contain similar provisions to our 1998 Plan.

The fair value for stock option awards and shares associated with the employee stock purchase plan was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options			ESPP
	Year Ended December 31,			Year Ended December 31,
	2009	2008	2007	2009	2008	2007
Expected term (in years)	5.0	5.0	5.0	0.5	0.5	0.5
Expected stock price volatility	34%	34%	38%	46%	41%	28%
Risk-free interest rate	2.3%	2.7%	4.7%	1.1%	1.5%	4.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Weighted average fair value of options granted	$7.31	$7.55	$12.13	$5.67	$6.92	$7.70

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Shareholders’ equity—(Continued)

The expected term of the options and ESPP represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of our stock over the historical period commensurate with the expected term assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. We have not paid dividends in the past and do not plan to pay any dividends in the near future.

Summary of stock option activity

The following table presents summary stock option activity for the year ended December 31, 2009 (shares presented in thousands):

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)
Outstanding, beginning of year	1,713	$24.54
Granted	120	$21.84
Exercised	(49)	$14.86
Forfeited	(103)	$29.20
Expired	(17)	$25.22

Outstanding, end of year	1,664	$24.34	4.03	$6,108

Exercisable, end of year	1,224	$26.26	3.31	$3,781

The aggregate intrinsic value in the table above is based on our stock price of $23.67 on December 31, 2009, which would have been received by the optionees, without reduction for applicable income taxes, had all options been exercised on that date. As of December 31, 2009, total unrecognized stock-based compensation expense related to nonvested stock options was $2.5 million, which is expected to be recognized over a weighted average period of approximately 3.0 years. During the years ended December 31, 2009, 2008 and 2007, the total intrinsic value of stock options exercised was $0.1 million, $3.0 million and $3.6 million, respectively.

We issue new shares of common stock upon exercise of stock options.

The following is a summary of stock options outstanding as of December 31, 2009 (shares presented in thousands):

Range of exercise prices	Options outstanding			Options exercisable
	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$10.70–$16.43	252	2.49	$14.90	252	$14.90
$16.44–$16.49	384	5.89	$16.44	96	$16.44
$16.50–$28.24	421	4.23	$21.83	295	$21.68
$28.25–$38.96	385	3.49	$31.86	359	$31.84
$38.97–$40.58	222	3.16	$40.47	222	$40.47

	1,664	4.03	$24.34	1,224	$26.26

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Shareholders’ equity—(Continued)

Restricted stock units

We have granted restricted stock unit (RSU) awards to employees under the 1998 Plan and 2005 Plan. Generally, the vesting period for our RSU awards is three years from the date of grant. Director RSU grants vest annually over three years. As of December 31, 2009, total unrecognized stock-based compensation expense related to nonvested RSU awards was $4.6 million, which is expected to be recognized over a weighted average period of approximately 1.4 years.

The following table presents summary RSU award activity for the year ended December 31, 2009 (shares presented in thousands):

	Shares	Weighted average grant date fair value
Non-vested, beginning of year	675	$30.50
Granted	100	$20.73
Forfeited	(40)	$20.83
Vested	(251)	$29.66

Non-vested, end of year	484	$33.54

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

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Income taxes

The components of income before income taxes are as follows (in thousands):

	Years Ended December 31,
	2009	2008 As Adjusted	2007 As Adjusted
U.S. operations	$2,707	$17,866	$4,219
Foreign operations	2,557	1,475	3,048

Total income before income taxes	$5,264	$19,341	$7,267

The components of income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2009	2008 As Adjusted	2007 As Adjusted
Current:
U.S. Federal	$522	$1,985	$536
State and local	206	1,175	466
Foreign	826	1,408	1,197

Total Current	1,554	4,568	2,199

Deferred:
U.S. Federal	274	4,336	107
State and local	54	(386)	(52)
Foreign	99	(399)	494

Total Deferred	427	3,551	549

Total income tax provision	$1,981	$8,119	$2,748

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the net income. The sources and tax effects of the differences are as follows:

	Years Ended December 31,
	2009	2008 As Adjusted	2007 As Adjusted
U.S. federal tax expense at statutory rates	34.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.6%	2.1%	1.4%
Non-deductible expenses	5.1%	1.1%	3.5%
Executive compensation	5.6%	0.5%	—
Research and experimentation credits	(17.1)%	(2.0)%	(5.1)%
Foreign tax rates	(0.4)%	0.9%	2.8%
Deferred tax rate change	—	0.2%	(4.4)%
Tax uncertainties	6.4%	—	2.4%
Valuation allowance changes	5.4%	—	—
Other	(2.0)%	4.2%	2.2%

Effective tax rate	37.6%	42.0%	37.8%

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Income taxes—(Continued)

Deferred tax assets and deferred tax liabilities are comprised of the following (in thousands):

	As of December 31,
	2009	2008 As Adjusted
Deferred tax assets:
Domestic net operating loss carryforwards	$5,126	$—
Foreign net operating loss carryforwards	432	634
Research and experimentation tax credit carryforwards	2,404	2,280
Allowances and accruals not recognized for tax purposes	7,821	9,649
Stock-based compensation	4,994	6,108
Depreciation	478	576
Other	1,920	941

Gross deferred tax assets	23,175	20,188
Valuation allowance	(1,488)	—

Net deferred tax assets	21,687	20,188
Deferred tax liabilities:
Convertible debt	(10,240)	(11,196)
Intangibles and amortization	(8,405)	(4,698)

Net deferred tax assets	$3,042	$4,294

Our valuation allowance increased by $1.5 million during 2009 which included a $1.2 million valuation allowance established against state NOL carryforwards acquired and a $0.3 million valuation allowance established against capital loss carryforwards.

For income tax purposes, our results through the spin-off from ATL were included in the consolidated federal income tax return of ATL and, accordingly, any NOL generated prior to the spin-off from ATL is not available to us for use in periods subsequent to that date. As of December 31, 2008 we had fully utilized the US federal income tax NOL carryforwards. During 2009, a deferred tax asset amounting to $3.9 million was recorded related to CDIC’s federal NOL carryforwards, which were based on tax returns filed through November 30, 2008, and which expire between 2010 and 2028. The CDIC federal NOL carryforwards that will be available for utilization during this period are limited to $11.1 million, resulting from change in ownership limitations under Section 382 of the Internal Revenue Code. During 2009, a deferred tax asset was recorded related to CDIC’s state NOL carryforwards of $1.2 million for which future utilization is not considered more likely than not based on the weight of all positive and negative factors. Accordingly, a valuation allowance has been recorded with respect to CDIC’s state NOL’s. We have a deferred tax asset of $0.4 million related to net foreign NOL carryforwards, which are perpetual in nature. Additionally, we have a deferred tax asset of $2.4 million resulting from research and experimentation tax credit carryforwards of that expire between 2025 and 2029.

Under certain provisions of the Internal Revenue Code of 1986, as amended, the availability and utilization of our NOL and tax credit carryforwards may be subject to further limitation if it should be determined that there has been a change in ownership of more than 50%.

We have not provided for U.S. deferred taxes on earnings of non-U.S. subsidiaries as such earnings, which are immaterial, are deemed permanently reinvested. Determination of unrecorded deferred taxes on earnings of non-U.S. subsidiaries is not practicable.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Income taxes—(Continued)

Our unrecognized tax benefits relate to various foreign jurisdictions and U.S. federal and state tax position. A reconciliation of the unrecognized tax benefits is as follows (in thousands):

	As of December 31,
	2009	2008
Beginning of year	$3,191	$3,418
Current year tax positions	1,375	92
Acquired unrecognized tax benefits	473	—
Foreign currency translation	139	(319)
Change in foreign tax rate	—	—

End of year	$5,178	$3,191

The entire $5.2 million of unrecognized tax benefits at December 31, 2009 would reduce income tax expense if ultimately recognized. Subsequent to year end, we received additional information that we expect will result in a tax benefit of between $1.0 and $1.8 million in the first quarter of 2010 due to effective settlement of certain positions subsequent to year-end. We do not expect any other significant increases or decreases to our unrecognized tax benefits within 12 months of this reporting date.

Interest and penalties incurred associated with unresolved income tax positions are included in income tax expense. Accrued interest and penalties amounted to approximately $0.2 million at the end of 2009 and were insignificant at the end of 2008.

In the normal course of business, we are subject to examination by tax authorities throughout the world, including such major jurisdictions as the U.S., France, Japan, and the United Kingdom. We are subject to U.S. federal, state and local, or non-U.S. income tax examinations for years after 2002. However, carryforward attributes that were generated prior to 2003 may still be adjusted by a taxing authority upon examination if the attributes have been or will be used in a future period.

12. Employee Benefit Plan

401(k) Retirement Savings Plan

All our employees in the U.S. are eligible to participate in our 401(k) Plan. Terms of the 401(k) Plan permit an employee to contribute up to a maximum permissible by the Internal Revenue Service during any plan year. At our discretion, we match each employee’s contribution in increments equivalent to 100% for the first 3% and 50% for the second 3% of the employee’s contribution percentage. In February 2009, we suspended the company match for 2009. In 2009, 2008 and 2007 we contributed $0.3 million, $1.5 million and $1.2 million in matching contributions to the 401(k) Plan in accordance with the plan’s terms. Employees immediately vest in the contributions the employee makes. Vesting in our contribution on behalf of the employee occurs at equal increments at the end of each year of the first five years of an employee’s service with us.

13. Commitments and contingencies

Indemnification Obligations and Guarantees (excluding product warranty)

We provide (i) indemnifications of varying scope and size to our customers and distributors against claims of intellectual property infringement made by third parties arising from the use of our products; (ii) indemnifications of varying scope and size to our customers against third party claims arising as a result of

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Commitments and contingencies—(Continued)

defects in our products; (iii) indemnifications of varying scope and size to consultants against third party claims arising from the services they provide to us; and (iv) guarantees to support obligations of some of our subsidiaries such as lease payments. These indemnifications and guarantees require only disclosure. To date, we have not incurred material costs as a result of these obligations and do not expect to incur material costs in the future. Accordingly, we have not accrued any liabilities in our consolidated financial statements related to these indemnifications or guarantees.

Operating leases and long-term debt

We are required to make annual interest payments on our convertible senior notes and bank loans assumed in the CDIC acquisition. We currently lease office and manufacturing space, automobiles and office equipment under operating leases. Future minimum lease payments and long-term debt payments are as follows (in thousands):

	Operating Leases	Long-term Debt
2010	$3,754	$4,546
2011	3,256	4,768
2012	2,589	5,001
2013	2,159	5,246
2014	737	117,477
Thereafter	179	231

Total	$12,675	$137,269

Rent expense for the years ended December 31, 2009, 2008 and 2007 was $3.5 million, $3.2 million and $3.2 million.

Other commitments

In 2008, we entered into an agreement to contribute up to 12 systems to a research university. This pledge, which is to be donated over a four-year period, will commence in 2010 for use in clinical research.

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

In the U.S., we have complemented our direct sales efforts by entering into group purchasing agreements with major healthcare GPOs. Typically, a GPO negotiates with medical suppliers, such as us, on behalf of the GPO’s member healthcare facilities, providing such members with uniform pricing and terms and conditions. In

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Commitments and contingencies—(Continued)

exchange, the GPO identifies us as a preferred supplier for its members. Member facilities participating in the GPO’s purchasing program can consist of hospitals, medical group practices, nursing homes, surgery centers, managed care organizations, long term care facilities, clinics and integrated delivery networks. These agreements require us to pay fees based on the amount of sales generated from these agreements. For the years ended December 31, 2009, 2008 and 2007, we recorded fees related to these agreements as sales and marketing expenses in the amounts of $1.9 million, $2.1 million and $1.8 million, respectively.

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

The parties appealed certain of the trial court’s summary judgment decisions and other rulings to the Court of Appeals for the Federal Circuit. Oral argument at the Federal Circuit took place in early July 2009.

On May 22, 2008, GE filed a second suit in the same federal court in Wisconsin seeking to invalidate our U.S. patent 5,722,412 (“the ‘412 patent”). We counterclaimed that the new ultrasound systems GE proposes to market and sell infringe this patent. The trial was held in early June 2009 and post trial briefing took place during the month of July.

In October 2009, we settled all pending patent litigation worldwide with GE. Under the settlement agreement, both parties agreed to dismiss their claims against each other in all pending litigation. The parties entered into worldwide cross-licenses of the patents in litigation, including a license of the ‘412 patent by us to GE, and provided each other with mutual releases. In exchange for the ‘412 license, GE paid an up front fee of $21 million to us and will also make ongoing royalty payments on US sales and production of hand-carried ultrasound systems. We will receive these royalty payments until the ‘412 patent expires in June 2016. As part of the settlement, we also entered an arrangement with GE to create a foundation to fund research, education and training of best practices for point-of-care ultrasound. We recognize licensing revenue using the proportional performance method, a ratable recognition approach over the life of the license.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Segment reporting

In August 2009, we acquired CDIC. We have fully integrated CDIC into our business and do not consider CDIC a separate reportable segment. We have one reportable segment. We market our products in the United States and internationally through our direct sales force and our indirect distribution channels. Our chief operating decision maker evaluates resource allocation decisions and our performance based upon revenue recorded in geographic regions and does not receive financial information about expense allocation on a disaggregated basis. Geographic regions are determined by the shipping destination. Revenue by geographic location is as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
United States	$104,257	$118,377	$104,147
Europe, Africa and the Middle East	60,382	67,578	57,131
Latin America and Canada	20,849	23,667	17,141
Asia Pacific	41,901	33,901	26,649

Total revenue	$227,389	$243,524	$205,068

Long-lived assets, excluding deferred tax assets and certain other assets, by geographic location are as follows (in thousands):

	As of December 31,
	2009	2008
United States	$10,165	$13,203
International	3,420	2,217

Total long-lived assets	$13,585	$15,420

15. Subsequent Events

In January 2010, we announced the authorization for and commencement of a tender offer to repurchase up to $100 million of our common stock through for cash through a “Dutch Auction” tender offer. Our stock repurchases acquired subsequent to year-end through March 26, 2010 amounted to an aggregate of 2,960,350 shares for $88.8 million.

16. Correction of Errors

Our 2009 consolidated financial statements include corrections of errors impacting prior years related to income tax and foreign currency translation matters that are deemed not material for the periods affected. Correction of these errors resulted in an increase of cost of goods sold of $0.2 million, an increase of income tax expense of $0.4 million, an increase to prepaid and other current assets of $0.3 million, a decrease to inventory of $0.2 million, a decrease to deferred tax assets of $1.0 million, an increase to deferred tax liabilities of $1.2 million, an increase to other non-current liabilities of $1.0 million, a decrease to additional paid-in capital of $2.6 million, and an increase to accumulated other comprehensive income (loss) of $0.1 million.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Quarterly results—unaudited

	For the three months ended,
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2009:
Revenue	$51,805	$52,285	$53,571	$69,728
Cost of revenue	16,713	15,299	16,021	21,682

Gross margin	35,092	36,986	37,550	48,046
Operating expenses	33,500	34,035	35,261	41,433
Other loss	(204)	(2,269)	(3,013)	(2,695)
Income tax (provision) benefit	(525)	(257)	484	(1,683)

Net income (loss)	$863	$425	$(240)	$2,235

Net income (loss) per share:
Basic	$0.05	$0.02	$(0.01)	$0.13

Diluted	$0.05	$0.02	$(0.01)	$0.13

Shares used in computation of net income per share:
Basic	17,080	17,219	17,308	17,346

Diluted	17,532	17,619	17,308	17,820

2008 As Adjusted:
Revenue	$52,499	$59,230	$61,633	$70,162
Cost of revenue	14,659	17,741	18,562	22,753

Gross margin	37,840	41,489	43,071	47,409
Operating expenses	35,446	36,146	33,051	42,734
Other (loss) income	(2,051)	(2,886)	(3,655)	5,500
Income tax provision	(153)	(1,046)	(2,715)	(4,206)

Net income	$190	$1,411	$3,650	$5,969

Net income per share:
Basic	$0.01	$0.08	$0.22	$0.35

Diluted	$0.01	$0.08	$0.21	$0.34

Shares used in computation of net income per share:
Basic	16,770	16,843	16,927	17,028

Diluted	17,406	17,456	17,592	17,511

Revenue in 2009 includes $2.9 million in the third quarter and $4.2 million in the fourth quarter from CDIC. Operating expenses in 2009 include acquisition and integration related charges of $0.6 million, $3.7 million, and $1.5 million in the second, third, and fourth quarters, offset by a $1.1 million bargain purchase gain in the third quarter. We also recorded a pre-tax gain of $1.3 million in the third quarter and loss of $0.2 million in the fourth quarter in relation to the repurchase of our senior convertible notes.

During the fourth quarter of 2008, we recorded a $3.0 million pre-tax charge associated with terminated acquisition talks and severance charges. We also recorded a pre-tax gain of $8.2 million in relation to the repurchase of our senior convertible notes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of December 31, 2009, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act), and they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 as required by the Exchange Act Rule 13a-15(c). Our management’s evaluation of our internal control over financial reporting concluded that, as of December 31, 2009, our internal controls over financial reporting were effective. In making this assessment, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting. Their report is included in Item 8. in the section titled “Reports of Independent Registered Public Accounting Firm.”

(c) Changes in internal control over financial reporting

We continue to review, revise and improve the effectiveness of our internal controls. There have been no changes in the Company’s internal controls over financial reporting during the year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

For each of the executive officers named in the 2009 proxy statement under the heading “Executive Officers,” we have entered into change-in-control agreements. These agreements are substantially similar to each other. We will file the proxy statement within 120 days of December 31, 2009.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is included in our proxy statement for our 2010 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the headings “Election of Directors” and “Executive Officers.” We will file the proxy statement within 120 days of December 31, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is included in our proxy statement for our 2010 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Executive Compensation.” We will file the proxy statement within 120 days of December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is included in our proxy statement for our 2010 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management.” We will file the proxy statement within 120 days of December 31, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities may be issued to employees, directors, consultants, advisors or other persons in exchange for consideration in the form of services as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, restricted stock units, warrants and rights (a)		Weighted-average exercise price of outstanding options, restricted stock units, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,878,000	(1)	$18.30	735,000
Equity compensation plans not approved by security holders	270,000	(2)	$22.75	—

Total	2,148,000		$18.86	735,000

(1)	Issuable under our 1998 Stock Option Plan, Management Incentive Compensation Plan, Nonemployee Director Stock Option Adjustment Plan and 2005 Stock Incentive Plan. The plans are described in Note 10 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
(2)	Issuable under our 1998 Nonofficer Employee Stock Option Plan as described in Note 10 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Also includes 70,000 options outside of all plans issued to corporate officers, which are also described in Note 10 to the Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is included in our proxy statement for our 2010 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Certain Relationships and Related Transactions.” We will file the proxy statement within 120 days of December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is included in our proxy statement for our 2010 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Fee Disclosures.” We will file the proxy statement within 120 days of December 31, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1)	Financial Statements—See “Index to Financial Statements” under Item 8 of this Report.

(2)	Financial Statement Schedule—Schedule II Valuation and Qualifying Accounts.

Schedule II

Valuation and Qualifying Accounts

	Beginning of year (1)	Expenses and adjustments	Write-offs	End of year (1)
	(in thousands)
Accounts Receivable Allowances

Year ended December 31, 2009	$2,190	$(183)	$536	$1,471

Year ended December 31, 2008	$957	$1,492	$259	$2,190

Year ended December 31, 2007	$1,145	$1,536	$1,724	$957

(1)	Balances include allowances for bad debt and sales returns.

(3) Exhibits.

Exhibit No.	Description
1.1(K)	Underwriting Agreement between J.P. Morgan Securities Inc. and the registrant dated July 10, 2007 (exhibit 1.1)

3.1(A)	Restated Articles of Incorporation of the registrant (exhibit 3.1)

3.2(D)	Amended and Restated Bylaws of the registrant (exhibit 3.1)

4.1(K)	First Supplemental Indenture between Wells Fargo Bank, NA and the registrant dated July 16, 2007 (exhibit 4.1)

4.2(M)	Amended and Restated Rights Agreement dated November 28, 2007 by and between the registrant and Computershare Trust Company N.A. (exhibit 4.1)

4.3(M)	Form of Rights Certificate (exhibit 4.2)

10.1(F)	1998 Stock Option Plan, as amended and restated (exhibit 10.1)

10.2(A)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 1998 Stock Option Plan (exhibit 10.2)

10.3(G)	1998 Nonofficer Employee Stock Option Plan, as amended and restated (exhibit 10.1)

10.4(D)	Nonemployee Director Stock Option Plan, as amended and restated (exhibit 10.3)

10.5(B)	Management Incentive Compensation Plan (exhibit 10.5)

10.6(A)	Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended (exhibit 10.9)

10.7(E)	Third Amendment to Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, dated as of March 10, 2000 (exhibit 10.9)

10.8(C)	Option Notice Agreement, dated July 17, 2000, between the registrant and Michael J. Schuh (exhibit 99.1)

10.9(H)	2005 Employee Stock Purchase Plan (exhibit 10.2)

10.10(I)	1998 Stock Option Plan Stock Option Award Agreement (exhibit 10.1)

10.11(J)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 2005 Stock Incentive Plan (exhibit 10.1)

10.12(J)	2005 Stock Incentive Plan Stock Option Agreement (Non Statutory) (exhibit 10.2)

10.13(J)	2005 Stock Incentive Plan Restricted Stock Unit Agreement (Non Statutory) (exhibit 10.3)

10.14(L)	Call Option Transaction Confirmation, dated as of July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, National Association (exhibit 10.1)

10.15(L)	Warrant Transaction Confirmation, dated as of July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, National Association (exhibit 10.2)

10.16(M)	Form of Partial Unwind Agreement with respect to the Note Hedge Transaction Confirmation dated July 11, 2007, by and between SonoSite, Inc. and JP Morgan Chase Bank, NA (exhibit 10.1)

10.17(M)	Form of Partial Unwind Agreement with respect to the Warrant Confirmation dated July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, NA (exhibit 10.2)

10.18(N)	Amended and Restated 2005 Stock Incentive Plan (exhibit 99.1)

Exhibit No.	Description
10.19(O)	FY2009 Variable Incentive Bonus Plan (exhibit 10.1)

10.20(P)	Form of Senior Management Employment Agreement by and between SonoSite, Inc. and each of its Named Executive Officers

10.21†	Form of Indemnification Agreement by and between SonoSite, Inc. and each of its Named Executive Officers

10.22†*	Confidential Settlement and License Agreement dated October 16, 2009 by and between SonoSite, Inc. and General Electric Company

21.1†	Subsidiaries of the registrant

23.1†	Consent of KPMG LLP, independent registered public accounting firm

24.1†	Power of attorney (contained on signature page)

31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

†	Filed herewith.
*	Confidential treatment requested.
(A)	Incorporated by reference to the designated exhibit included in SonoSite’s Registration Statement on Form S-1 (Registration No. 333-714157) filed on October 3, 1999.
(B)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, filed on March 22, 1999.
(C)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333-51820) filed on December 14, 2000.
(D)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on April 14, 2009.
(E)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 2001 filed on February 22, 2002.
(F)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2002 filed on May 13, 2002.
(G)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2002 filed on August 13, 2002.
(H)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on April 28, 2005.
(I)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2005 filed on August 9, 2005.
(J)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 7, 2006.
(K)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 16, 2007.
(L)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q filed on August 9, 2007.

(M)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on November 29, 2007.
(N)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 filed on May 2, 2008.
(O)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2009 and filed on May 4, 2009.
(P)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K filed on March 12, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONOSITE, INC.

By	/S/ MICHAEL J. SCHUH
Michael J. Schuh Vice President and Chief Financial Officer

Date: March 26, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 26th day of March 2010.

/S/ KIRBY L. CRAMER Kirby L. Cramer	Chairman of the Board

/S/ KEVIN M. GOODWIN Kevin M. Goodwin	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ MICHAEL J. SCHUH Michael J. Schuh	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ CARMEN L. DIERSEN Carmen L. Diersen	Director

/S/ STEVEN R. GOLDSTEIN, M.D. Steven R. Goldstein, M.D.	Director

/S/ PAUL V. HAACK Paul V. Haack	Director

/S/ ROBERT G. HAUSER, M.D. Robert G. Hauser, M.D.	Director

/S/ RODNEY F. HOCHMAN, M.D. Rodney F. Hochman, M.D.	Director

/S/ RICHARD O. MARTIN, PH.D. Richard O. Martin, Ph.D.	Director

/S/ WILLIAM G. PARZYBOK, JR. William G. Parzybok, Jr.	Director

/S/ JACQUES SOUQUET, PH.D. Jacques Souquet, Ph.D.	Director

INDEX TO EXHIBITS

Exhibit No.	Description
1.1(K)	Underwriting Agreement between J.P. Morgan Securities Inc. and the registrant dated July 10, 2007 (exhibit 1.1)

3.1(A)	Restated Articles of Incorporation of the registrant (exhibit 3.1)

3.2(D)	Amended and Restated Bylaws of the registrant (exhibit 3.1)

4.1(K)	First Supplemental Indenture between Wells Fargo Bank, NA and the registrant dated July 16, 2007 (exhibit 4.1)

4.2(M)	Amended and Restated Rights Agreement dated November 28, 2007 by and between the registrant and Computershare Trust Company N.A. (exhibit 4.1)

4.3(M)	Form of Rights Certificate (exhibit 4.2)

10.1(F)	1998 Stock Option Plan, as amended and restated (exhibit 10.1)

10.2(A)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 1998 Stock Option Plan (exhibit 10.2)

10.3(G)	1998 Nonofficer Employee Stock Option Plan, as amended and restated (exhibit 10.1)

10.4(D)	Nonemployee Director Stock Option Plan, as amended and restated (exhibit 10.3)

10.5(B)	Management Incentive Compensation Plan (exhibit 10.5)

10.6(A)	Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended (exhibit 10.9)

10.7(E)	Third Amendment to Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, dated as of March 10, 2000 (exhibit 10.9)

10.8(C)	Option Notice Agreement, dated July 17, 2000, between the registrant and Michael J. Schuh (exhibit 99.1)

10.9(H)	2005 Employee Stock Purchase Plan (exhibit 10.2)

10.10(I)	1998 Stock Option Plan Stock Option Award Agreement (exhibit 10.1)

10.11(J)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 2005 Stock Incentive Plan (exhibit 10.1)

10.12(J)	2005 Stock Incentive Plan Stock Option Agreement (Non Statutory) (exhibit 10.2)

10.13(J)	2005 Stock Incentive Plan Restricted Stock Unit Agreement (Non Statutory) (exhibit 10.3)

10.14(L)	Call Option Transaction Confirmation, dated as of July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, National Association (exhibit 10.1)

10.15(L)	Warrant Transaction Confirmation, dated as of July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, National Association (exhibit 10.2)

10.16(M)	Form of Partial Unwind Agreement with respect to the Note Hedge Transaction Confirmation dated July 11, 2007, by and between SonoSite, Inc. and JP Morgan Chase Bank, NA (exhibit 10.1)

10.17(M)	Form of Partial Unwind Agreement with respect to the Warrant Confirmation dated July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, NA (exhibit 10.2)

10.18(N)	Amended and Restated 2005 Stock Incentive Plan (exhibit 99.1)

Exhibit No.	Description
10.19(O)	FY2009 Variable Incentive Bonus Plan (exhibit 10.1)

10.20(P)	Form of Senior Management Employment Agreement by and between SonoSite, Inc. and each of its Named Executive Officers

10.21†	Form of Indemnification Agreement by and between SonoSite, Inc. and each of its Named Executive Officers

10.22†*	Confidential Settlement and License Agreement dated October 16, 2009 by and between SonoSite, Inc. and General Electric Company

21.1†	Subsidiaries of the registrant

23.1†	Consent of KPMG LLP, independent registered public accounting firm

24.1†	Power of attorney (contained on signature page)

31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

†	Filed herewith.
*	Confidential treatment requested.
(A)	Incorporated by reference to the designated exhibit included in SonoSite’s Registration Statement on Form S-1 (Registration No. 333-714157) filed on October 3, 1999.
(B)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, filed on March 22, 1999.
(C)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333-51820) filed on December 14, 2000.
(D)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on April 14, 2009.
(E)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 2001 filed on February 22, 2002.
(F)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2002 filed on May 13, 2002.
(G)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2002 filed on August 13, 2002.
(H)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on April 28, 2005.
(I)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2005 filed on August 9, 2005.
(J)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 7, 2006.
(K)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 16, 2007.
(L)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q filed on August 9, 2007.

(M)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on November 29, 2007.
(N)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 filed on May 2, 2008.
(O)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2009 and filed on May 4, 2009.
(P)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K filed on March 12, 2009.