Form 10-Q
period 2010-03-31
SONOSITE INC
filed 2010-05-07
CIK 1055355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2010
OR
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

Large accelerated filer [ ]    Accelerated filer [X]     Non-accelerated filer [ ]      Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	14,582,007
(Class)	(Outstanding as of April 23, 2010)

SonoSite, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2010

PART I:  FINANCIAL INFORMATION
Item 1.    Financial Statements
SonoSite, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share data)
	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$114,467	$183,065
Short-term investment securities	63,664	74,682
Accounts receivable, less allowances of $1,280 and $1,471	60,029	71,347
Inventories	30,562	32,216
Deferred tax asset, current	7,345	7,350
Prepaid expenses and other current assets	11,877	12,034
Total current assets	287,944	380,694

Property and equipment, net	8,858	9,160
Investment	4,000	--
Deferred tax asset, net	729	775
Goodwill	3,902	3,902
Identifiable intangible assets, net	23,021	24,018
Other assets	3,576	4,425
Total assets	$332,030	$422,974
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,285	$6,175
Accrued expenses	20,279	25,923
Deferred revenue, current portion	5,425	5,504
Total current liabilities	32,989	37,602

Long-term debt, net	93,991	92,905
Deferred tax liability, net	4,863	5,083
Deferred revenue, net	17,222	18,081
Other non-current liabilities	15,289	14,873
Total liabilities	164,354	168,544
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value
Authorized shares--6,000,000
Issued and outstanding shares--none	--	--
Common stock, $0.01 par value
Authorized shares--50,000,000
Issued and outstanding shares:
As of March 31, 2010—14,554,667	146
As of December 31, 2009—17,354,355		174
Additional paid-in-capital	289,735	287,363
Accumulated deficit	(121,520)	(32,753)
Accumulated other comprehensive loss	(685)	(354)
Total shareholders’ equity	167,676	254,430
Total liabilities and shareholders’ equity	$332,030	$422,974

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.
Condensed Consolidated Statements of Income
(unaudited)

(In thousands, except net income per share)	Three Months Ended
	March 31,
	2010	2009
Revenue	$55,977	$51,805
Cost of revenue	16,280	16,713
Gross margin	39,697	35,092

Operating expenses:
Research and development	7,597	7,697
Sales, general and administrative	29,429	25,803
Total operating expenses	37,026	33,500
Other income (loss):
Interest income	180	949
Interest expense	(2,294)	(2,594)
Other	(148)	1,441
Total other loss, net	(2,262)	(204)

Income before income taxes	409	1,388
Income tax (benefit) provision	(973)	525
Net income	$1,382	$863
Net income per share:
Basic	$0.08	$0.05
Diluted	$0.08	$0.05
Weighted average common and potential common shares outstanding:
Basic	16,284	17,080
Diluted	16,823	17,532

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.
Condensed Consolidated Statements of Cash Flows
 (unaudited)
	Three Months Ended
	March 31,
(In thousands)	2010	2009
Operating activities:
Net income	$1,382	$863
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,679	1,046
Stock-based compensation	1,009	2,493
Deferred income tax provision	143	1,459
Amortization of debt discount and debt issuance costs	1,179	1,340
Accretion of contingent purchase consideration	198	240
Excess tax benefit from exercise of stock-based awards	(436)	--
Gain on convertible note repurchase	--	(1,339)
Other	(199)	(143)
Changes in operating assets and liabilities:
Accounts receivable	10,502	4,736
Inventories	1,349	(628)
Prepaid expenses and other assets	988	(319)
Accounts payable	1,583	1,305
Accrued expenses	(5,209)	(11,633)
Deferred revenue	(938)	(253)
Deferred liabilities	507	(41)
Net cash provided by (used in) operating activities	13,737	(874)

Investing activities:
Purchases of investment securities	(42,246)	(35,449)
Proceeds from sales/maturities of investment securities	53,298	45,881
Purchases of property and equipment	(1,006)	(1,092)
Payment of LumenVu contingent consideration	(425)	--
Investment in Carticept Medical, Inc.	(4,000)	--
Earn-out consideration associated with SonoMetric acquisition	--	(387)
Net cash provided by investing activities	5,621	8,953

Financing activities:
Excess tax benefit from stock-based awards	436	--
Minimum tax withholdings on stock-based awards	(692)	(562)
Proceeds from exercise of stock-based awards	1,568	53
Stock repurchase including transaction costs	(90,046)	--
Repurchase of convertible senior note	--	(20,500)
Repayment of long-term debt	(5)	--
Proceeds from sale of call options	--	1,409
Repurchase of warrants	--	(1,325)
Net cash used in financing activities	(88,739)	(20,925)

Effect of exchange rate changes on cash and cash equivalents	783	1,707
Net change in cash and cash equivalents	(68,598)	(11,139)
Cash and cash equivalents at beginning of period	183,065	209,258
Cash and cash equivalents at end of period	$114,467	$198,119
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$351	$1,643
Cash paid for interest	$2,156	$2,805

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Interim Financial Information

1. Summary of significant accounting policies

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information reflects, in the opinion of SonoSite, Inc. management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of expected results for the entire year ending December 31, 2010 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K.

Revenue

Effective January 1, 2010, we adopted new revenue recognition accounting guidance, which removes tangible products from the scope of the software revenue guidance if the products contain both software and nonsoftware components that function together to deliver a product’s essential functionality. It also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. Concurrently, we adopted guidance that provides principles and application direction on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. It also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method and expands the disclosure requirements for multiple-deliverable revenue arrangements.

Under our current business practices, the new guidance will have an immaterial impact on our revenue accounting prospectively. Adoption of the new guidance does not require retroactive adjustment if adopted in the first quarter of a fiscal year. Revenue, income before income taxes, and net income in the prior year would not be impacted materially if the new guidance was applied; thus, our prior year consolidated financial statements are comparable to the current year.

Revenue from the sale of products that contain both software and nonsoftware components that function together to deliver a product’s essential functionality is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. Generally, we recognize revenue on products and accessories when goods are shipped under an agreement with a customer, risk of loss and title have passed to the customer, sales returns are estimable and collection of any resulting receivable is considered reasonably assured. For extended warranty service contracts, revenue is recognized as services are provided or over the term of the contract. Revenue is recorded net of any discounts, trade-in allowances, and estimated returns. We estimate returns by reviewing our historical returns, considering customer reaction to new product introductions and current economic conditions. We recognize licensing revenue using the proportional performance method, a ratable recognition approach over the life of the license.

Our sales arrangements may contain multiple elements, which include hardware and software products. In multiple-element arrangements, consideration is required to be measured and allocated among separate units of accounting. Our units of accounting include systems with software required for the essential functionality of the system, transducers, extended service contracts, software not essential to the functionality of our products, and training.

Consideration is allocated among the separate units of accounting based on their relative selling prices. The relative selling price is determined using vendor-specific objective evidence ("VSOE") of the selling price if it exists; otherwise, third-party evidence ("TPE") of selling price, defined as the standalone sale price of a vendor’s or competitor’s products, would be used. If neither VSOE nor TPE exists, the best estimate of selling price for that deliverable is used.

1. Summary of significant accounting policies—(Continued)

Investment

We hold an investment in an entity where we own less than twenty percent of the voting equity and do not exercise significant influence over operating and financial policies of the entity, which is accounted for using the cost method. Our investment is in a company that is not publicly traded and, therefore, no established market for their securities exists. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstance that may have a significant adverse affect on the fair value of the investment. If we believe that the carrying value of the cost basis investment is in excess of estimated fair value, our policy is to record an impairment charge to adjust the carrying value to estimated fair value, if the impairment is deemed other-than-temporary.

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

Inventories consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2010	2009
Raw material	$8,196	$9,224
Demonstration inventory	12,302	12,270
Finished goods	10,064	10,722
Total	$30,562	$32,216

Warranty expense

We accrue estimated warranty expense at the time of sale for costs expected to be incurred under our product warranties. This provision for warranty expense is made based upon our historical product failure rates and service repair costs using management’s judgment. Our warranty period is five years for the NanoMaxx®, M-Turbo®, S Series®, MicroMaxx®, and BioZ® systems. Our warranty period for our other products and remanufactured systems is one year.

The warranty liability is summarized as follows (in thousands):

	Beginning of Period	Charged To Cost of Revenue	Applied to Liability	End of Period
Three months ended March 31, 2010	$8,400	$1,117	$(817)	$8,700
Three months ended March 31, 2009	$7,094	$997	$(605)	$7,486

Income taxes

The income tax provision for the three months ended March 31, 2010 are based on projections of total year pre-tax income and the projected total year tax provision. Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled.

1. Summary of significant accounting policies—(Continued)

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

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Net income	$1,382	$863
Weighted average common shares outstanding used in computing basic net income per share	16,284	17,080
Effect of dilutive stock options and restricted stock units	539	452
Weighted average common shares outstanding used in computing diluted net income per share	16,823	17,532
Net income per share:
Basic	$0.08	$0.05
Diluted	$0.08	$0.05

The following common equivalent shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2010	2009
Stock options and restricted stock units	612	1,475
Warrants outstanding	1,121	1,184
Total common shares excluded from diluted net income per share	1,733	2,659

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

1. Summary of significant accounting policies—(Continued)

Other comprehensive income

Unrealized gains or losses on our available-for-sale securities that are considered temporary and foreign currency translation adjustments are included in other comprehensive income.

The following presents the components of comprehensive income (in thousands):

	Three Months
	Ended March 31,
	2010	2009
Net income	$1,382	$863
Other comprehensive losses:
Foreign currency translation adjustments	(325)	102
Unrealized losses arising during the period	(6)	(167)
Comprehensive income	$1,051	$798

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

To date, we have not incurred material costs as a result of these obligations and do not expect to incur material costs in the future. Accordingly, we have not accrued any liabilities in our condensed consolidated financial statements related to these indemnifications or guarantees.

2. Cash, cash equivalents and investment securities

The following table summarizes our cash, cash equivalents and investment securities at fair value (in thousands):

	As of
	March 31,	December 31,
	2010	2009
Cash	$14,365	$7,858
Cash equivalents:
Corporate debt securities	26,299	13,999
Other debt obligations	73,803	161,208

Total cash and cash equivalents	$114,467	$183,065

Investment securities:
Short-term	$63,664	$74,682

Cash and cash equivalents primarily consist of money market accounts with major U.S. banks and highly liquid debt instruments with maturities at purchase of three months or less. Investment securities primarily consist of high-grade corporate debt. We have the ability to hold our securities until maturity; however, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Realized gains and losses from the sale of available-for sale securities are determined on a specific identification basis. All investment securities  are traded in active markets (“Level 1”) and will mature by the end of the third quarter of 2010.

2. Cash, cash equivalents and investment securities—(Continued)

The amortized cost, gross unrealized holding gains and losses and fair value of investment securities classified as available-for-sale securities were as follows (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
As of March 31, 2010:
Cash equivalents:
Corporate bonds	$26,299	$--	$--	$26,299
Money market accounts	73,803	--	--	73,803

Total cash equivalents	$100,102	$--	$--	$100,102

Short-term:
Corporate bonds	$63,656	$8	$--	$63,664

Total short-term investments	$63,656	$8	$--	$63,664

As of December 31, 2009:
Cash equivalents:
Corporate debt securities	$13,996	$3	$--	$13,999
Money market accounts	161,208	--	--	161,208
Total cash equivalents	$175,204	$3	$--	$175,207

Short-term:
Corporate bonds	$74,668	$18	$(4)	$74,682
Total short-term investments	$74,668	$18	$(4)	$74,682

The following table summarizes our realized gains and losses on sales and redemptions of investments (in thousands):

	Three Months Ended March 31,
	2010	2009
Gains	$--	$--
Losses	--	(3)
Realized loss, net	$--	$(3)

3. Investment

In March 2010, we invested $4.0 million in Carticept Medical Inc. (“Carticept”), a privately held company that develops innovative products for the treatment of musculoskeletal injuries. Concurrently, we entered a joint distribution arrangement with Carticept. If certain criteria are met by September 2010, we are obligated to invest another $4.0 million. This investment is currently accounted for as a cost basis investment as we own less than 20% of the voting equity and do not have the ability to exercise significant influence. We will regularly evaluate the carrying value of this cost-method investment for impairment and whether any events or circumstances are identified that would significantly impair the fair value of the investment. No event has occurred that would adversely affect the carrying value of this investment.

4. Stock repurchase

In March 2010, we repurchased 2,960,350 shares of our common stock at $30 per share for an aggregate price of $88.8 million. In connection with this stock repurchase, we incurred transaction costs of $1.2 million. This repurchase was made using existing cash resources. For the three months ended March 31, 2010, we also reclassified treasury stock of $0.1 million to retained earnings.

The following table summarizes the impact to equity related to the stock repurchase (in thousands):

March 31, 2010
Shareholders’ equity:
Common stock, $0.01 par value	$(30)
Accumulated deficit	(90,016)
Total impact to shareholders’ equity	$(90,046)

    We have authorization from our board of directors to repurchase up to $150.0 million of our common stock or convertible debt. The repurchase program may be suspended or discontinued at any time without notice.

5. Acquisition

In August 2009, we acquired all of the outstanding stock of CardioDynamics International Corporation (“CDIC”), a leader in impedance cardiography (“ICG”) for noninvasive hemodynamic assessment that develops, manufactures, and markets ICG devices and sensors. The ICG product line provides non-invasive assessment of cardiac output and other hemodynamic parameters. The business combination enables us to expand our distribution platform and product offerings.

The results of CDIC’s operations have been included in our consolidated financial statements since the date of acquisition. For comparability purposes, the following table presents our pro forma revenue and earnings for the period ended March 31, 2009 had the acquisition date been January 1, 2009 (in thousands):

	Revenue	Net income (loss)
Results of operations as reported	$51,805	$863
Add: CDIC operations	4,871	(2,600)
Pro forma results of operations for the three months ended March 31, 2009	$56,676	$(687)

6. Income tax (benefit) expense

The income tax provision for the three months ended March 31, 2010 is based on projections of total year pre-tax income and the annual effective tax rate. The annual effective tax rate is applied to our ordinary worldwide pre-tax income. Discrete items are individually computed and recognized when the items occur. The following table summarizes our income tax (benefit) provision (in thousands except percentages):

	Three Months Ended March 31,		Effective tax rate
	2010	2009	2010	2009
Income tax (benefit) provision	$(973)	$525	(237.9)%	37.8%

The decrease in our consolidated effective tax rate for the three months ended March 31, 2010 as compared to the same period for 2009 resulted from discrete tax benefits recorded in the period due to favorable resolution of uncertain tax positions upon completion of tax audits in our foreign jurisdictions.

For the three months ended March 31, 2010, there was no change to the valuation allowance recorded in 2009 of $1.5 million, which included a $1.2 million valuation allowance established against state NOL carryforwards acquired and a $0.3 million valuation allowance established against capital loss carryforwards.

7. Long-term debt

In July 2007, we completed the offering of $225.0 million aggregate principal amount of 3.75% convertible senior notes (“Notes”), which are due in 2014. The Notes may be converted, under certain circumstances described below, based on an initial conversion rate of 26.1792 shares of common stock per $1,000 principal amount of notes (which is equivalent to an initial conversion price of approximately $38.20 per share). The net proceeds from the issuance of the Notes were $217.6 million, after deducting debt issuance costs. The Notes have no restrictive covenants and the if-converted value is approximately equivalent to the current principal outstanding.

In connection with the offering, we used a portion of the offering proceeds to enter into a convertible note hedge transaction whereby we purchased a call option for up to 2.5 million shares of our common stock at a price of $38.1982 per share. These options, which hedged approximately 42% of the risk of additional share issuance, expire on July 15, 2014 and must be settled in net shares. The cost of the call option was $28.6 million and has been recorded as a reduction to stockholders’ equity. The tax benefit from the deduction related to the purchase of the call option as part of the convertible note hedge transaction is recorded to additional paid in capital over the term of the hedge transaction.

Additionally, to partially offset the cost of the convertible note hedge transaction, we sold warrants to purchase up to 2.5 million shares of our common stock at a price of $46.965 per share. The warrants expire on various dates from October 15, 2014 through the 60th scheduled trading day following October 15, 2014 and must be settled in net shares. We received cash of $19.5 million from the sale of these warrants which were recorded as an increase to stockholders equity.

7. Long-term debt—(Continued)

To account for the Notes, we bifurcated a component of the conversion option. We calculated the fair value of the liability component of the Notes using a discount rate of similar liabilities without conversion features and determined the carrying amount of the equity component by deducting the fair value of the liability component from the initial carrying value of the convertible debt. This resulted in an initial recognition of $63.9 million of debt discount, to be amortized over a seven year period at an effective interest rate of 8.5%, and a corresponding deferred tax liability of $23.6 million. Additionally, $2.1 million of debt issuance costs, which were included in other assets in our consolidated balance sheet, were classified as equity on a proportionate basis as the equity component.

The following table summarizes the carrying value of the debt and equity components (in thousands):

	As of
	March 31,	December 31,
	2010	2009
Senior convertible debt:
Outstanding	$114,745	$114,745
Debt discount	(21,060)	(22,171)
Convertible senior notes, net	$93,685	$92,574
Equity component	$33,957	$33,957

The debt discount and debt issuance costs are being amortized through July 2014. Interest expense was $1.2 million for the amortization of debt discount and debt issuance costs and $1.1 million for the contractual coupon for the three months ended March 31, 2010. Interest expense was $1.3 million for the amortization of debt discount and debt issuance costs and $1.3 million for the contractual coupon for the three months ended March 31, 2009.

 In the first quarter of 2009, we repurchased $25.0 million in principal amount of our Notes for $20.5 million. As a result of these repurchases, we recorded a gain of $1.3 million, net of $0.5 million deferred financing costs and costs to complete the repurchase transaction, in other income. We also partially unwound the associated convertible note hedges, which resulted in proceeds to us of approximately $1.4 million for the sale of call options, offset by $1.3 million we paid for the repurchase of warrants. Following the repurchases, unamortized debt issuance costs approximated $2.1 million.

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

In connection with our purchase of CDIC, we acquired long-term debt. As of March 31, 2010, we had remaining long-term debt of $0.3 million, related to two bank loans, secured by the building acquired with our purchase of CDIC, with fixed interest rates of 5.9% and 5.3% through July 2011, when they become adjustable. Both loans mature on August 31, 2021.

Our long-term debt is measured for disclosure only at fair value using quoted market prices (Level 1). As of March 31, 2010, the fair value of our long-term debt was $120.8 million.

8. Hedging activities

We enter into derivative transactions to hedge certain foreign currency exposures. The currencies hedged are the British pound, the European Union euro, the Japanese yen, the Australian dollar and the Canadian dollar.

We utilize foreign currency forward contracts to offset foreign currency risk associated with our intercompany balances denominated in a currency other than the US Dollar on our balance sheet. These derivatives are not eligible for hedge accounting treatment. As of March 31, 2010, we had $41.4 million in notional amount of foreign currency forward contracts expiring April 30, 2010. The fair value of these contracts as of March 31, 2010 was not material to our results of operations or financial position.

We also use foreign currency forward contracts to hedge the impact of foreign currency fluctuations on the translation of the financial statements of our foreign operations. As of March 31, 2010, we had $8.5 million in notional amount of foreign currency forward contracts expiring at various dates through December 2010. These derivatives are not eligible for hedge accounting treatment.

Recognized gains and losses, which are included in other income on the condensed consolidated statement of income, are as follows (in thousands):

	Three Months
	Ended March 31,
	2010	2009
Balance Sheet Hedges
(Loss) gain on foreign currency hedges	$(908)	$2,415
Gain (loss) on translation of intercompany receivables	685	(2,066)
Gain on foreign currency net income hedges	266	--
Net gain related to hedge activities	$43	$349

9. Segment reporting

We have integrated CDIC into our business and do not consider CDIC a separate reportable segment. We have one reportable segment. We market our products in the United States and internationally through our direct sales force and our indirect distribution channels. Our chief operating decision maker evaluates resource allocation decisions and our performance based upon revenue recorded in geographic regions and does not receive financial information about expense allocation disaggregated by geographic regions. Geographic regions are determined by the shipping destination. Revenue by geographic location is as follows (in thousands):

	Three Months
	Ended March 31,
	2010	2009
United States	$24,815	$23,231
Europe, Africa and the Middle East	15,470	14,263
Latin America and Canada	4,680	4,769
Asia Pacific	11,012	9,542
Total revenue	$55,977	$51,805

10. Contingencies

In order to protect or enforce our patent rights, we may initiate patent litigation. Others may initiate patent litigation against us. We currently do not have any material outstanding claims that we have initiated or that have been initiated against us.

11. Recent accounting pronouncements and other developments

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (A Consensus of the FASB Emerging Issues Task Force)” (“Update 14”) which is an amendment to ASC 985. Update 14 focuses on determining which arrangements are within the scope of the software revenue guidance in ASC Topic 985 (previously included in AICPA Statement of Position no. 97-2, “Software Revenue Recognition”) and which are not. Update 14 removes tangible products from the scope of the software revenue guidance if the products contain both software and nonsoftware components that function together to deliver a product’s essential functionality and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. Update 14 becomes effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but requires retrospective application from the beginning of the vendor’s fiscal year. We elected to early adopt this pronouncement as of January 1, 2010. Adoption of this pronouncement has not had a material impact on us. For more information, see footnote 1.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (A Consensus of the FASB Emerging Issues Task Force)”, (“Update 13”). Update 13 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. It also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. Update 13 becomes effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but requires retrospective application from the beginning of the vendor’s fiscal year. We elected to early adopt this pronouncement as of January 1, 2010. Adoption of this pronouncement has not had a material impact on us. For more information, see footnote 1.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Act of 2010 (“the Acts”) became law. Based on our preliminary review, the Acts do not appear to create any substantial, immediate costs. Because we do not subsidize our retiree medical plans and do not provide retirees with post-65 medical coverage, the elimination of the tax deduction related to the Medicare Part D subsidy in the Patient Protection and Affordable Care Act will not impact our consolidated financial statements. We are continuing to evaluate the impact, if any, of the Acts on our financial position and results of operations. Given the scope and complexity of the legislation and the fact that extensive implementing regulations remain to be promulgated, it is difficult to predict future impacts of the passage of this legislation.

As part of the health care reform provisions, a 2.3% tax will be imposed on the sale of taxable medical devices beginning in 2013. Like other taxes based on revenue-producing transactions, companies may elect to classify the excise tax in the income statement as an expense or a reduction of revenues. We expect to be subject to the excise tax and are currently evaluating the impact it will have on our business.

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

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future quarterly reports on Form 10-Q, current reports on Form 8-K and annual reports on Form 10-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business in Item 1A. “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009. These are risks that could cause our actual results to differ materially from those anticipated in our forward-looking statements or from our expected or historical results. Other factors besides the risks, uncertainties and possibly inaccurate assumptions described in this report could also affect actual results.

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of SonoSite, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements.

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

In August 2009, we acquired all of the outstanding stock of CardioDynamics International Corporation (“CDIC”), a leader in impedance cardiography (“ICG”) for noninvasive hemodynamic assessment that develops, manufactures, and markets ICG devices and sensors. The ICG product line provides non-invasive assessment of cardiac output and other hemodynamic parameters. The business combination enables us to expand our distribution platform and product offerings.

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

Strategic Relationships and Acquisitions—We are focused on building relationships and acquiring products and technologies that will enable us to continue to develop markets within ultrasound or with ultrasound-dependent technologies. We believe that new relationships, products, and technologies can accelerate market penetration to customers not served by our direct sales force. During the first quarter of 2010, we invested $4.0 million in Carticept Medical Inc. (“Carticept”), a privately held company that develops innovative products for the treatment of musculoskeletal injuries.

Expansion of Cardiovascular Disease Management (“CVDM”) and Vascular Access Markets—We intend to maximize growth in CVDM through the introduction of new products, expansion of our sales force domestically and internationally. We also intend to expand our presence in the vascular market through the growth of sales of NanoMaxx, our most recently released product, and through the launch of our Lumenvu technology into the vascular access market.

Results of Operations

            Our results of operations for the three months ended March 31, 2010 include operating results from CDIC, which was acquired in August 2009. The following financial information sets forth our results of operations and is derived from our condensed consolidated financial statements (in thousands except percentages):

	Three Months Ended March 31,
	2010		2009
Revenue	$55,977	100.0%	$51,805	100.0%
Cost of revenue	16,280	29.1	16,713	32.3

Gross margin	39,697	70.9	35,092	67.7
Operating expenses:
Research and development	7,597	13.6	7,697	14.9
Selling, general and administrative	29,429	52.6	25,803	49.8

Total operating expenses	37,026	66.1	33,500	64.7

Operating income	2,671	4.8	1,592	3.1
Other loss	(2,262)	(4.0)	(204)	(0.4)

Income before income taxes	409	0.7	1,388	2.7
Income tax (benefit) provision	(973)	(1.7)	525	1.0

Net income	$1,382	2.5%	$863	1.7%

Revenue

Overall revenue increased for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase was primarily attributable to new revenue from CDIC, and foreign currency exchange rates, which had a 3.9% favorable impact on revenue for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Revenue by geographic location is as follows (in thousands except percentages):

	Three Months Ended March 31,		Percentage Change
	2010	2009	2010 Versus 2009
United States	$24,815	$23,231	7%
Europe, Africa, and the Middle East	15,470	14,263	8
Latin America and Canada	4,680	4,769	(2)
Asia Pacific	11,012	9,542	15
Total revenue	$55,977	$51,805	8%

United States

U.S. revenue increased for the three months ended March 31, 2010 from the three months ended March 31, 2009 due primarily to a 12% increase in direct sales during the quarter and CDIC sales of $2.9 million, offset by a 59% decline in enterprise sales during the quarter.

International

Revenue from Europe, Africa and the Middle East increased for the three months ended March 31, 2010 from the three months ended March 31, 2009 due to $2.8 million increase in sales in most of Europe and CDIC sales of $0.3 million, offset by a $1.9 million decrease in sales in the United Kingdom. Changes in exchange rates had a 4.6% favorable impact on revenue for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Revenue from Latin America and Canada decreased for the three months ended March 31, 2010 from the three months ended March 31, 2009 due primarily to $0.2 million decrease in Canada sales offset by a $0.1 million increase in Latin America sales. Changes in exchange rates had a 6.9% favorable impact on revenue for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Revenue from Asia Pacific increased for the three months ended March 31, 2010 from the three months ended March 31, 2009 due to changes in exchange rates, which had a 10.8% favorable impact on revenue for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Fiscal Year 2010 Outlook

We expect revenue to increase between 10% and 12% in 2010 compared to 2009. We expect to introduce new products and features, to develop the cardiovascular disease market, and to continue international expansion. Our revenue may be negatively impacted by economic factors. The expansion of our four vertical markets including hospital, primary care, muscular skeletal, and field medicine, may not be as successful as anticipated and we may encounter regulatory and other issues in the approval and sale of our products. Introduction of new products may not be as successful as anticipated. Our revenue may also be impacted by fluctuations in foreign currency exchange rates in the countries in which we sell our products. Increased competition may also impact our anticipated revenue growth. We currently face competition from larger companies that manufacture cart-based and portable ultrasound systems and have greater financial and other resources.

Gross margin (in thousands, except percentages)

	Three Months Ended March 31,		Percentage of Revenue
	2010	2009	2010	2009
Gross Margin	$39,697	$35,092	70.9%	67.7%

Gross margin increased over the prior year primarily due to lower product costs, improved pricing, and a favorable foreign currency impact of approximately 1%.

Fiscal Year 2010 Outlook

We expect gross margins in 2010 to be level with 2009. Increased competition from existing and new competitors as well as pricing pressure due to economic conditions could result in lower average realized prices which could lower our gross margin. Our gross margin can be expected to fluctuate in future periods based on the mix of business between direct, government and distributor sales; mix of U.S. and international sales; and our product and accessories sales mixes. Changes in our cost of inventory may also impact our gross margin. Adjustments to reduce carrying costs are recorded for obsolete material, earlier generation products and used or refurbished products held either as saleable inventory or as demonstration product. Our cost to provide warranty services may increase if we experience an increase in failure rates or replacement costs differ from our estimates. If market conditions change or the introduction of new products by us impacts the market for our previously released products, we may be required to further write down the carrying value of our inventory, resulting in a negative impact on gross margins. We rely on our sales forecasts by product to determine production volume. To the extent our sales forecasts or product mix estimates are inaccurate, we may produce excess inventory or experience inventory shortages, which may result in an increase in our cost of revenue, a decrease in our gross margin or lost sales. Our gross margin may also be impacted by fluctuations in foreign exchange rates.

Operating expenses

	Three Months Ended March 31,		Percentage of Revenue
	2010	2009	2010	2009
Research and development	$7,597	$7,697	13.6%	14.9%
Sales, general, and administrative	$29,429	$25,803	52.6%	49.8%

Research and development expenses were $7.6 million for the three months ended March 31, 2010, compared to $7.7 million for the three months ended March 31, 2009.  The decrease in the first quarter of 2010 compared to 2009 was primarily attributable to a decrease in stock-based compensation expenses partially offset by an increase in headcount, which drove higher salaries and wages.

Sales, general and administrative expenses were $29.4 million for the three months ended March 31, 2010, compared to $25.8 million for the three months ended March 31, 2009. The increase in the first quarter of 2010 compared to 2009 was primarily attributable to expenses from our acquisition of CDIC offset by a decrease in stock-based compensation expenses and  legal fees.

Fiscal Year 2010 Outlook

We anticipate that operating expenses will be up slightly in 2010 compared to 2009.

Other loss

	Three Months Ended March 31,		Percentage of Revenue
	2010	2009	2010	2009
Other loss	$(2,262)	$(204)	(4.0)%	(0.4)%

Total other loss was $2.3 million for the three months ended March 31, 2010 compared to $0.2 million for the three months ended March 31, 2009.  The increase in loss for the three months ended March 31, 2010 was primarily attributable to a gain on debt repurchase of $1.5 million recorded in the prior year, and lower interest income resulting from lower interest rates and lower cash and investment balances.

Fiscal Year 2010 Outlook

We anticipate that other loss will increase in 2010 due to lower interest income as a result of lower interest rates and reduced cash and investment balances resulting from cash used in stock repurchases, slightly offset by less interest expense as a result of less outstanding debt.

Income tax (benefit) expense

	Three Months Ended March 31,		Effective tax rate
	2010	2009	2010	2009
Income tax (benefit) provision	$(973)	$525	(237.9)%	37.8%

The income tax (benefit) expense is based on a blended federal and state rate applied to U.S. income and the applicable foreign rates applied to foreign income.  Excluding the effect of discrete items recognized in the first quarter, we have forecasted an annual tax rate of 37.3%.  The net decrease in our consolidated effective tax rate for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, results from an increase in the permanent difference for the domestic production activities deduction and a decrease in the research and development tax credit.

In the quarter ended March 31, 2010, we recorded tax benefits of $1.2 million related to favorable resolution of uncertain tax positions upon completion of tax audits in our foreign jurisdictions.   The recording of these discrete items in the first quarter results in an overall effective tax benefit rate of 237.9%.

Fiscal Year 2010 Outlook

We anticipate that our annual consolidated effective tax rate in 2010 will decrease compared to fiscal year 2009 and expect it to be approximately 30%.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $114.5 million as of March 31, 2010, compared to $183.1 million as of December 31, 2009. Cash and cash equivalents were primarily invested in money market accounts. Our short-term investment securities totaled $63.7 million as of March 31, 2010, compared to $74.7 million as of December 31, 2009. Investment securities generally consist of high-grade U.S. government or corporate debt. We have the ability to hold our securities until maturity, however, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies.

Cash Flows

	Three Months Ended March 31,
	2010	2009
Net cash provided by (used in):
Operating activities	$13,737	$(874)
Investing activities	5,621	8,953
Financing activities	(88,739)	(20,925)
Effect of exchange rate changes on cash and cash equivalents	783	1,707

Net change in cash and cash equivalents	$(68,598)	$(11,139)

Operating activities provided cash of $13.7 million for the three months ended March 31, 2010, compared to cash used of $0.1 million for the three months ended March 31, 2009. The increase in operating cash flows for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily attributable to a net increase in working capital offset by a decrease in noncash charges.

Investing activities provided cash of $5.6 million for the three months ended March 31, 2010, compared to $9.0 million for the three months ended March 31, 2009. The decrease in cash provided by investing activities for the three months ended March 31, 2010 compared to March 31, 2009 was due primarily to our $4.0 million investment in Carticept, partially offset by an increase in net cash provided by investment securities.

Financing activities used cash of $88.7 million for the three months ended March 31, 2010, compared to $20.9 million for the three months ended March 31, 2009. The increase in cash used in financing activities for the three months ended March 31, 2010, compared to March 31, 2009, resulted primarily from a $90.0 million repurchase of stock, compared to debt repurchases of $20.5 million for the three months ended March 31, 2009.

We believe that our existing cash and cash generated from operations will be sufficient to fund our operations, capital expenditures and repurchases of convertible debt for the foreseeable future. Nevertheless, we may experience an increased need for additional cash due to:

•	any significant decline in our revenue or gross margin;
•	any delay or inability to collect accounts receivable;
•	any acquisition or strategic investment in another business;
•	any significant increase in expenditures as a result of expansion of our sales and marketing infrastructure, our manufacturing capability or our product development activities;
•	any significant increase in our sales and marketing expenditures as a result of our introduction of new products; and
•	newly enacted health care reform provisions, such as the 2.3% excise tax imposed on the sale of taxable medical devices beginning in 2013.

Risk Factors

A complete listing of our risk factors is contained in the Item 1A. “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009. There were no significant changes in those risk factors during the first quarter of 2010 except as follows:

Investments may have an adverse effect on our business. We expect to continue making investments and acquisitions of technology as part of our long-term business strategy. These transactions involve risks that the transaction does not advance our business strategy or that we don’t realize satisfactory return on investment, both of which could harm our operating results.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, investments, warranty obligations, service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As discussed in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2009, our critical accounting policies and estimates include revenue recognition, business combination, valuation of investments and inventories, warranty expense, income taxes, stock-based compensation, and convertible debt. There were no significant changes to these critical accounting policies during the first quarter of 2010 except as follows:

Revenue Recognition. On January 1, 2010, we adopted new revenue recognition accounting guidance, which removes tangible products from the scope of the software revenue guidance if the products contain both software and nonsoftware components that function together to deliver a product’s essential functionality. It also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. Concurrently, we adopted guidance that provides principles and application direction on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. It also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements.

Revenue from the sale of products that contain both software and nonsoftware components that function together to deliver a product’s essential functionality is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. Generally, we recognize revenue on products and accessories when goods are shipped under an agreement with a customer, risk of loss and title have passed to the customer, sales returns are estimable and collection of any resulting receivable is considered reasonably assured. For extended warranty service contracts, revenue is recognized as services are provided or over the term of the contract.

Revenue is recorded net of any discounts, trade-in allowances, and estimated returns. We estimate returns by reviewing our historical returns, considering customer reaction to new product introductions and current economic conditions. We recognize licensing revenue using the proportional performance method, a ratable recognition approach over the life of the license.

Our sales arrangements may contain multiple elements, which include hardware and software products. In multiple-element arrangements, consideration is required to be measured and allocated among separate units of accounting. Our units of accounting include systems with software required for the essential functionality of the system, transducers, extended service contracts, software not essential to the functionality of our products, and training.

Consideration is allocated among the separate units of accounting based on their relative selling prices. The relative selling price is determined using vendor-specific objective evidence ("VSOE") of the selling price if it exists; otherwise, third-party evidence ("TPE") of selling price, defined as the standalone sale price of a vendor’s or competitor’s products, would be used. If neither VSOE nor TPE exists, the best estimate of selling price for that deliverable is used.

Revenue for software and software-related elements that are not essential to the functionality of a product and when the software elements are more than incidental to the product as a whole, is recognized in accordance with software revenue recognition rules. We have VSOE of fair value for our undelivered products. Accordingly, for transactions that have undelivered elements for which we have VSOE of the elements, revenue equal to the total fair value of the undelivered elements is deferred and is not recognized until the element is delivered to the customer. When the undelivered element represents services under extended service contracts, revenue equal to the stated price is deferred and recognized evenly over the contract term as those services are provided.

Investment: We hold an investment in an entity where we own less than twenty percent of the voting equity and do not exercise significant influence over operating and financial policies of the entity is accounted for using the cost method. The evaluation of whether we exert significant influence over the entity involves judgment considering the various terms of the arrangement. Our investment is in a company that is not publicly traded and, therefore, no established market for their securities exists. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstance that may have a significant adverse affect on the fair value of the investment. If we believe that the carrying value of an investment is in excess of estimated fair value, our policy is to record an impairment charge to adjust the carrying value to estimated fair value, if the impairment is deemed other-than-temporary.

 Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

We are exposed to market risk relating to changes in interest rates, which could adversely affect the value of our investments in marketable securities.

As of March 31, 2010, our investment portfolio consisted of $63.7 million of interest-bearing debt securities with maturities of less than one year. Generally we have the ability to hold these securities until maturity; however, we have classified them as available-for-sale in the event of unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for 2010 from a hypothetical 10% increase in market interest rates would not have a material impact on the investment portfolio.

Foreign currency risk

Because of our international presence, we are exposed to foreign currency risk on intercompany balances, from translation of our foreign subsidiaries operating results and in receivables due from customers denominated in a currency other than US dollar ("USD"). Our transactional and translational exposure is primarily related to the strengthening of the USD against the local currencies of our foreign subsidiaries and customers.

    As of March 31, 2010, our intercompany balances denominated in a currency other than USD were $42.3 million. We enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. As of March 31, 2010, we had $41.4 million in notional amount of foreign currency forward contracts that expire on April 30, 2010. They serve as hedges of a substantial portion of our intercompany balances denominated in a currency other than the USD. These foreign currencies include the Australian dollar, the British pound, the Canadian dollar, the European Union euro, and the Japanese yen. Gains and losses in the fair value of these contracts are intended to offset the losses and gains, resulting from the changes in the underlying intercompany balances. The fair value of these contracts as of March 31, 2010 was not material to our results of operations or our financial position.

The operating results of our international subsidiaries are translated from their local currency into USD. Total sales for the year ended March 31, 2010 denominated in a currency other than USDs were $21.7 million, or 39% of total consolidated revenues. The Australian dollar, the British pound, the European Union euro and the Japanese yen represented the majority of financial transactions executed in a currency not denominated in USDs. We use foreign currency forward contracts to hedge the impact of currency fluctuations on the translation of the financial statements of our foreign operations. As of March 31, 2010, we had $8.5 million in notional amount of foreign currency forward contracts expiring at various dates through December 31, 2010. The fair value of these contracts as of March 31, 2010 was not material to our results of operations or our financial position.

Our foreign currency forward contracts are not eligible for hedge accounting treatment and changes in the fair value of these derivatives are recorded in other income on the condensed consolidated statement of income. A sensitivity analysis of a change in the fair value of these contracts, totaling $49.8 million in notional amount, indicates that if the USD weakened by 10% against the applicable foreign currency, the fair value of these contracts would decrease by approximately $5.0 million. Conversely, if the USD strengthened by 10% against the applicable foreign currency, the fair value of these contracts would increase by approximately $5.0 million. The offsetting gains and losses resulting from the changes in the intercompany balances as described above are not reflected in the sensitivity analysis above.

We transact sales with international customers primarily in USD. We are exposed to risk of fluctuations in their local currency, which may impact our ability to collect amounts owed by them. As of March 31, 2010 70% of our outstanding accounts receivable balance was from international customers, of which 60%, or $25.0 million, was denominated in a currency other than USDs. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk. In addition, we utilize letters of credit where they are considered necessary in order to mitigate our collection risk.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

As of March 31, 2010, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 (e) and 15d-15 (e) of the Securities Exchange Act of 1934  the Exchange Act), and they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal control over financial reporting

We continue to review, revise and improve the effectiveness of our internal controls.  There have been no changes in the our internal controls over financial reporting during the third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.     Legal Proceedings

We currently do not have any material outstanding claims that we have initiated or that have been initiated against us.

Item 6.    Exhibits

Exhibit
No.	Description

10.1	SonoSite, Inc. FY2010 Variable Incentive Plan
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURE

Pursuant to the requirements of Section 13 or 15 d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOSITE, INC. (Registrant)

Dated:	May 7, 2010	By:	/s/ MICHAEL J. SCHUH

Michael J. Schuh
Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

10.1	SonoSite, Inc. FY2010 Variable Incentive Plan
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002)