Form 10-Q
period 2010-06-30
SONOSITE INC
filed 2010-08-09
CIK 1055355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer or smaller reporting company. See definitions of a large accelerated filer, an accelerated filer a non-accelerated filer or smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	13,864,028
(Class)	(Outstanding as of July 21, 2010)

SonoSite, Inc.

Quarterly Report on Form 10-Q

For the Three and Six Ended June 30, 2010

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SonoSite, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share data)	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$44,476	$183,065
Short-term investment securities	65,372	74,682
Accounts receivable, less allowances of $2,270 and $1,471	64,180	71,347
Inventories	35,380	32,216
Deferred tax taxes, current	7,482	7,350
Prepaid expenses and other current assets	9,538	12,034

Total current assets	226,428	380,694

Property and equipment, net	9,742	9,160
Investment	4,000	—
Deferred tax asset, net	682	775
Goodwill	36,392	3,902
Intangible assets, net	55,153	24,018
Other assets	4,451	4,425

Total assets	$336,848	$422,974

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,153	$6,175
Accrued expenses	23,976	25,923
Deferred revenue, current portion	5,575	5,504

Total current liabilities	42,704	37,602

Long-term debt, net	95,081	92,905
Deferred tax liability, net	4,710	5,083
Deferred revenue	16,414	18,081
Other non-current liabilities	16,012	14,873

Total liabilities	174,921	168,544

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value
Authorized shares—6,000,000
Issued and outstanding shares—none	—	—
Common stock, $.01 par value
Authorized shares—50,000,000
Issued and outstanding shares:
As of June 30, 2010—14,282,162	177
As of December 31, 2009—17,354,355		174
Additional paid-in-capital	292,487	287,363
Accumulated deficit	(129,840)	(32,753)
Accumulated other comprehensive loss	(897)	(354)

Total shareholders’ equity	161,927	254,430

Total liabilities and shareholders’ equity	$336,848	$422,974

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Income

(unaudited)

(In thousands, except net income per share)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$61,549	$52,285	$117,526	$104,090
Cost of revenue	17,195	15,299	33,475	32,012

Gross margin	44,354	36,986	84,051	72,078

Operating expenses:
Research and development	7,211	7,375	14,808	15,072
Sales, general and administrative	30,996	27,584	60,425	53,387
Licensing income and litigation settlement	—	(924)	—	(924)

Total operating expenses	38,207	34,035	75,233	67,535
Other income (loss)
Interest income	203	588	383	1,537
Interest expense	(2,459)	(2,349)	(4,752)	(4,943)

Other	(182)	(508)	(330)	933

Total other loss, net	(2,438)	(2,269)	(4,699)	(2,473)

Income before income taxes	3,709	682	4,119	2,070
Income tax provision	1,834	257	861	782

Net income	$1,875	$425	$3,258	$1,288

Net income per share:
Basic	$0.13	$0.02	$0.21	$0.08

Diluted	$0.12	$0.02	$0.20	$0.07

Weighted average common outstanding:
Basic	14,601	17,219	15,438	17,150

Diluted	15,100	17,619	15,950	17,567

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(In thousands)	2010	2009
Operating activities:
Net income	$3,258	$1,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,344	2,109
Stock-based compensation	2,208	3,943
Deferred income tax provision	(1,739)	863
Amortization of debt discount and debt issuance costs	2,001	2,559
Gain on convertible note repurchase	—	(1,339)
Excess tax benefit from exercise of stock-based awards	(532)	—
Non-cash gain on litigation settlement	—	(924)
Other adjustments	(1)	200
Changes in operating assets and liabilities:
Accounts receivable	8,949	12,347
Inventories	1,754	(966)
Prepaid expenses and other assets	4,741	236
Accounts payable	5,336	333
Accrued expenses	(6,524)	(12,734)
Deferred revenue	(1,595)	(1,055)
Deferred liabilities	113	514

Net cash provided by operating activities	21,313	7,374

Investing activities:
Purchases of investment securities	(79,921)	(67,786)
Proceeds from sales/maturities of investment securities	89,298	68,843
Purchases of property and equipment	(1,428)	(1,810)
Purchase of VisualSonic, Inc, net of cash acquired	(61,217)	—
Investment in Carticept Medical Inc.	(4,000)	—
Payment of LumenVu contingent consideration	(425)	—
Earn-out consideration associated with SonoMetric acquisition	—	(387)

Net cash used in investing activities	(57,693)	(1,140)

Financing activities:
Excess tax benefit from stock-based compensation	532	—
Minimum tax withholdings on stock-based awards	(692)	(852)
Proceeds from exercise of stock-based awards	3,271	1,385
Repurchase of convertible senior note	—	(20,500)
Stock repurchases including transaction costs	(97,715)	—
Repayment of VisualSonics Inc. long-term debt	(8,838)	1,409
Repurchase of warrants	—	(1,325)

Net cash used in by financing activities	(103,442)	(19,883)

Effect of exchange rate changes on cash and cash equivalents	1,233	(1,743)

Net change in cash and cash equivalents	(138,589)	(15,392)
Cash and cash equivalents at beginning of period	183,065	209,258

Cash and cash equivalents at end of period	$44,476	$193,866

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,502	$2,457

Cash paid for interest	$2,317	$2,812

Supplemental disclosure of non cash flow information:
Stock repurchases not yet settled	$2,496	$—

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Interim Financial Information

1. Summary of significant accounting policies

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information reflects, in the opinion of SonoSite, Inc. management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of expected results for the entire year ending December 31, 2010 or for any other fiscal period. These financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K.

Revenue

Effective January 1, 2010, we adopted new revenue recognition accounting guidance, which removes tangible products from the scope of the software revenue guidance if the products contain both software and non software components that function together to deliver a product’s essential functionality. It also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. Concurrently, we adopted guidance that provides principles and application direction on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. It also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method and expands the disclosure requirements for multiple-deliverable revenue arrangements.

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

Consideration is allocated among the separate units of accounting based on their relative selling prices. The relative selling price is determined using “VSOE” of the selling price if it exists; otherwise, “TPE” of selling price, defined as the standalone sale price of a vendor’s or competitor’s products, would be used. If neither VSOE nor TPE exists, the best estimate of selling price for that deliverable is used.

1. Summary of significant accounting policies—(Continued)

Investment

Our investment is accounted for using the cost method as we own less than twenty percent of the voting equity and do not exercise significant influence over operating and financial policies of the entity. The company we invested in is not publicly traded and, therefore, no established market for their securities exists. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstance that may have a significant adverse affect on the fair value of the investment. If we believe that the carrying value of the cost basis investment is in excess of estimated fair value, our policy is to record an impairment charge to adjust the carrying value to estimated fair value, if the impairment is deemed other-than-temporary.

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

Inventories consisted of the following (in thousands):

	As of
	June 30, 2010	December 31, 2009
Raw material	$12,370	$9,224
Demonstration inventory	12,694	12,270
Finished goods	10,316	10,722

Total	$35,380	$32,216

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

The warranty liability is summarized as follows (in thousands):

	Beginning of Period	Charged To Cost of Revenue	Liability from Acquistion	Applied to Liability	End of Period
Three months ended June 30, 2010	$8,700	$1,451	$130	$(851)	$9,430
Three months ended June 30, 2009	$7,486	$1,041	$—	$(627)	$7,900

Six months ended June 30, 2010	$8,400	$2,568	$130	$(1,668)	$9,430
Six months ended June 30, 2009	$7,094	$2,037	$—	$(1,231)	$7,900

Income taxes

The income tax provision for the three and six months ended June 30, 2010 is based on projections of total year pre-tax income and the projected total year tax provision. Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled.

1. Summary of significant accounting policies—(Continued)

Net income per share

Basic net income per share is based on the weighted average number of common shares outstanding during the period excluding shares repurchased by us but not yet settled as of the end of the period. Diluted net income per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Potentially dilutive common equivalent shares consist of common stock issuable upon exercise of stock options and warrants, or upon vesting of restricted stock units using the treasury stock method. Diluted net income per share would also be impacted to reflect shares issuable upon conversion of our convertible senior notes if our share price exceeds $38.20 per share. Our call option on our shares is anti-dilutive and, therefore, excluded from the calculation of diluted net income per share.

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$1,875	$425	$3,258	$1,288

Basic weighted average common shares outstanding	14,601	17,219	15,438	17,150
Effect of dilutive stock options and restricted stock units	499	400	512	417

Diluted weighted average common shares outstanding	15,100	17,619	15,950	17,567

Net income per share:
Basic	$0.13	$0.02	$0.21	$0.08

Diluted	$0.12	$0.02	$0.20	$0.07

The following common equivalent shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock options and restricted stock units	388	1,400	533	1,475
Warrants outstanding	1,122	1,184	1,122	1,184

Total common shares excluded from diluted net income per share	1,510	2,584	1,655	2,659

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

The following presents the components of comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$1,875	$425	$3,258	$1,288
Other comprehensive (loss) income:
Foreign currency translation adjustment	(201)	(1,383)	(527)	(1,280)
Unrealized gains (losses) arising during the period	(11)	64	(17)	(104)

Comprehensive (loss) income	$1,663	$(894)	$2,714	$(96)

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

2. Cash, cash equivalents and investment securities

The following table summarizes our cash, cash equivalents and investment securities at fair value (in thousands):

	June 30, 2010	December 31, 2009
Cash	$12,145	$7,858
Cash equivalents:
Corporate debt securities	—	13,999
Other debt obligations	32,331	161,208

Total cash and cash equivalents	$44,476	$183,065

Short-term investment securities:	$65,372	$74,682

2. Cash, cash equivalents and investment securities—(Continued)

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

The amortized cost, gross unrealized holding gains and losses and fair value of investment securities classified as available-for-sale securities were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
As of June 30, 2010:
Cash equivalents:
Money market accounts	$32,331	$—	$—	$32,331

Total cash equivalents	$32,331	$—	$—	$32,331

Short-term investments:
Corporate bonds	$65,375	$—	$3	$65,372

As of December 31, 2009:
Cash equivalents:
Corporate debt securities	$13,996	$3	$—	$13,999
Money market accounts	161,208	—	—	161,208

Total cash equivalents	$175,204	$3	$—	$175,207

Short-term investments:
Corporate bonds	$74,668	$18	$(4)	$74,682

The following table summarizes our realized gains and losses on sales and redemptions of investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gains	$—	$11	$—	$13
Losses	—	—	—	(4)

Realized gain (loss), net	$—	$11	$—	$9

3. Investment

In March 2010, we invested $4.0 million in Carticept Medical Inc. (“Carticept”), a privately held company that develops innovative products for the treatment of musculoskeletal injuries. Concurrently, we entered a joint distribution arrangement with Carticept. If certain criteria are met by September 2010, we are obligated to invest another $4.0 million. This investment is accounted for as a cost basis investment as we own less than 20% of the voting equity and do not have the ability to exercise significant influence. We will regularly evaluate the carrying value of this cost-method investment for impairment and whether any events or circumstances are identified that would significantly impair the fair value of the investment. No event has occurred that would adversely affect the carrying value of this investment.

4. Stock repurchase

In June 2010, we repurchased 364,638 shares of our common stock in the open market for an aggregate price of $10.2 million, including shares repurchased but not yet settled at an average price of $27.75 per share. These repurchases were made using existing cash resources.

In March 2010, we repurchased 2,960,350 shares of our common stock at $30 per share for an aggregate price of $88.8 million. In connection with this stock repurchase, we incurred transaction costs of $1.2 million. This repurchase was made using existing cash resources. During the three months ended March 31, 2010, we also reclassified treasury stock of $0.1 million to retained earnings.

The following table summarizes the impact to equity related to the stock repurchases (in thousands):

	June 30, 2010	March 30, 2010
Shareholders’ equity:
Common stock, $0.01 par value	$(33)	$(30)
Accumulated deficit	(100,177)	(90,016)

Total impact to shareholders’ equity	$(100,210)	$(90,046)

We have authorization from our board of directors to repurchase up to $150.0 million of our common stock or convertible debt. The repurchase program may be suspended or discontinued at any time without notice. As of June 30, 2010 the remaining amount that has been authorized to repurchase our common stock or convertible debt is $49.8 million.

5. Acquisitions

On June 30, 2010, we acquired all of the outstanding stock of VisualSonics, Inc. (“VisualSonics”), a leader in the development, manufacturing, and marketing of ultra high-resolution, ultrasound-based imaging technology (“micro-ultrasound”) designed to enable discovery research, medical diagnosis and imaging small physiological structures in humans and animals. VisualSonics’ micro-ultrasound product platform currently serves the pre-clinical research market. We intend to integrate VisualSonics’ micro-ultrasound technology with our miniaturization competency and user design to deliver ultra high-frequency micro-ultrasound into clinical medicine.

Cash consideration of $64.5 million was transferred for the shares of VisualSonics. Operating expenses include acquisition related charges of $2.5 million for the three and six months ended June 30, 2010.

The following table summarizes the acquisition-date fair value of the assets acquired and the liabilities assumed in connection with the business combination (in thousands):

June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$3,322
Accounts receivable	4,538
Inventories	5,002
Deferred income taxes	135
Prepaid expenses and other current assets	1,320

Total current assets	14,317

Property and equipment, net	1,312
Identifiable intangible assets	32,910
Goodwill	32,489

Total assets	$81,028

Liabilities
Current liabilities:
Accounts payable	$2,178
Accrued expenses and other current liabilities	3,277
Deferred revenue	410

Total current liabilities	5,865

Long-term debt	8,828
Deferred tax liabilities	1,424
Other non-current liabilities	371

Total liabilities	16,488

Net assets acquired	$64,580

These assets and liabilities were recorded at the acquisition-date fair value. We used an income approach, which is a measurement of the present value of the net economic benefit or cost expected to be derived from an asset or liability, to measure the acquired assets and liabilities excluding inventory, and property and equipment. Inventory was measured using a cost approach. Property and equipment were valued using a combination of the market and cost approaches.

Intangibles assets acquired consisted of the following (in thousands):

	Amount	Amortization Period ( in years)
Trademarks	$3,060	25
Developed technology	22,620	3 to 10
Customer relationships	7,230	5 to 7

Total intangibles	$32,910

The total fair value of trade receivables acquired amounted to $4.5 million which equated the amount due on these receivables.

We recognized a warranty liability of $0.1 million related to VisualSonics products. We expect to incur the majority of these costs by the end of 2011. The potential undiscounted amount of all future payments that we could be required to make under the warranty arrangements is estimated to be $0.1 million.

We assumed long-term debt with an acquisition date fair value of $8.8 million which we repaid on June 30, 2010. As a result of our decision to repay the debt prior to its maturity we paid $0.1 million prepayment penalty which has been recorded as interest expense for the three and six months ended June 30, 2010.

We have not been able to complete the analysis of potential exposure to Federal, State, Local and International taxes. We are still gathering the information needed to determine whether a liability as of the acquisition date requires a provisional amount as part of the acquisition accounting. During the measurement period the provisional amount will be updated based upon new information received related to the facts and circumstances that existed at the acquisition date.

The results of VisualSonics operations were included in our condensed consolidated financial statements since the date of acquisition. Because the acquisition closed on June 30, 2010, our condensed consolidated statements of income for the three and six months ended June 30, 2010 do not include the results of operations of VisualSonics prior to the acquisition.

SonoSite assumed the equity awards granted on acquisition date under VisualSonics 2010 stock plan, accordingly, these unvested shares were converted into 345,689 unvested restricted stock units and 287,759 unvested stock options of SonoSite. The fair value of the equity awards of $9.4 million related to restricted stock units will be recognized as stock based compensation over a five year vesting period and $2.6 million related to stock options will be recognized as stock based compensation over a four year vesting period.

In August 2009, we acquired all of the outstanding stock of CardioDynamics International Corporation (“CDIC”), a leader in impedance cardiography (“ICG”) for noninvasive hemodynamic assessment that develops, manufactures, and markets ICG devices and sensors. The ICG product line provides non-invasive assessment of cardiac output and other hemodynamic parameters. The business combination enables us to expand our distribution platform and product offerings into primary care. The results of CDIC’s operations have been included in our consolidated financial statements since the date of acquisition.

For comparability purposes, the following table presents our pro forma revenue and earnings for the three and six months period ended June 30, 2009 and 2010, had the CDIC and VisualSonics acquisitions date been January 1, 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenue	$69,260	$63,394	$133,174	$126,469

Net income (loss)	$330	$(1,259)	$1,600	$(2,130)

Net income (loss) per diluted share	$.02	$(.06)	$.08	$(.10)

Because VisualSonics fiscal year end is September, three months prior to our year-end, revenue and earnings (loss) in the pro forma disclosures have been adjusted to reflect our fiscal year. Additionally, VisualSonics earnings (loss) were adjusted to reflect the statutory tax rate utilized by VisualSonic in the pro forma periods presented. Pro forma earnings (loss) exclude non-recurring charges including acquisition costs, long-term debt, and liability classified equity instruments, but includes amortization of intangibles and share based compensation resulting from this acquisition.

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

6. Income tax expense

The income tax provision for the three and six months ended June 30, 2010 is based on projections of total year pre-tax income and the annual effective tax rate. The annual effective tax rate is applied to our ordinary worldwide pre-tax income. Discrete items are individually computed and recognized when the items occur. The following table summarizes our income tax provision (in thousands except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income tax provision	$1,834	$257	$861	$782
Effective tax rate	49.4%	37.7%	20.9%	37.8%

The increase in our consolidated effective tax rate for the three months ended June 30, 2010 as compared to the same period in 2009 was due to the expiration of the U.S. research and development credit expiration after 2009 and non-deductible transaction costs, offset by the statutory increase in the domestic production activities deduction for 2010. The decrease in our consolidated effective tax rate for the six months ended June 30, 2010 as compared to the same period for 2009 resulted from a discrete benefit recorded in the period due to favorable resolution of uncertain tax positions upon completion of tax audits in our foreign jurisdictions and a decrease in rate due to the statutory increase in the domestic production activities deduction for 2010. This was offset by an increase in rate due to the expiration of the U.S. research and development credit expiration after 2009 and non-deductible transaction costs.

For the three and six months ended June 30, 2010 a valuation allowance of $0.4 million was recorded as part of the VisualSonics acquisition. There was no change to the valuation allowance recorded in 2009 of $1.5 million, which included a $1.2 million valuation allowance established against state NOL carryforwards acquired and a $0.3 million valuation allowance established against capital loss carryforwards

7. Long-term debt

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

The following table summarizes the carrying value of the debt and equity components (in thousands):

	As of
	June 30, 2010	December 31, 2009
Senior convertible debt:
Outstanding	$114,745	$114,745
Debt discount	(19,936)	(22,171)

Convertible senior notes, net	$94,809	$92,574

Equity component	$33,957	$33,957

The debt discount and debt issuance costs are being amortized through July 2014. Interest expense for the amortization of debt discount and debt issuance costs was $1.2 million for the three months ended June 30, 2010 and $2.4 million year to date. Interest expense for the contractual coupon was $1.1 million for the three months ended June 30, 2010 and $2.2 million for year to date. Interest expense related to the amortization of debt discount and debt issuance costs was $1.2 million and $2.6 million for the three and six months ended June 30, 2009. Interest expense related to the contractual coupon was $1.1 million and $2.4 million for the three and six months ended June 30, 2009.

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

7. Long-term debt—(Continued)

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

In connection with our purchase of CDIC, we acquired long-term debt. As of June 30, 2010, we had remaining long-term debt of $0.3 million, related to two bank loans, secured by the building acquired, with fixed interest rates of 5.9% and 5.3% through July 2011, when they become adjustable. Both loans mature on August 31, 2021.

Our long-term debt is measured for disclosure only at fair value using quoted market prices (Level 1). As of June 30, 2010, the fair value of our long-term debt was $115.3 million.

8. Hedging activities

We enter into derivative transactions to hedge certain foreign currency exposures. The currencies hedged are the British pound, the European Union euro, the Japanese yen, the Australian dollar and the Canadian dollar.

We utilize foreign currency forward contracts to offset foreign currency risk associated with our intercompany balances denominated in a currency other than the US Dollar on our balance sheet. These derivatives are not eligible for hedge accounting treatment. As of June 30, 2010, we had $51.6 million in notional amount of foreign currency forward contracts and $3.6 million in Canadian dollar (“CAD”) foreign currency forward contracts that expire through August 14, 2010. The fair value of these contracts as of June 30, 2010 was not material to our results of operations or financial position.

We also use various typles of foreign currency contracts to hedge the impact of foreign currency fluctuations on the translation of the financial statements of our foreign operations. As of June 30, 2010, we had $12.3 million in notional amount of USD denominated foreign currency contracts expiring at various dates through March 2011. These derivatives are not eligible for hedge accounting treatment.

Recognized gains and losses, which are included in other income on the condensed consolidated statement of income, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance Sheet Hedges:
Loss on foreign currency hedges	$(1,197)	$(3,166)	$(2,105)	$(751)
Gain on translation of intercompany receivables	700	2,884	1,385	818
Gain on foreign currency net income hedges	381	—	647	—

Net (loss) gain related to hedge activities	$(116)	$(282)	$(73)	$67

9. Segment reporting

We have one reportable segment. We have integrated CDIC into our business and do not consider CDIC a separate reportable segment. We have not yet made any determination regarding VisualSonics as a separate reportable segment. We market our products in the United States and internationally through our direct sales force and our indirect distribution channels. Our chief operating decision maker evaluates resource allocation decisions and our performance based upon revenue recorded in geographic regions and does not receive financial information about expense allocation disaggregated by geographic regions. Geographic regions are determined by the shipping destination. Revenue by geographic location is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
United States	$32,156	$23,888	$56,971	$47,119
Europe, Africa and the Middle East	14,100	14,083	29,570	28,346
Latin America and Canada	4,830	5,280	9,510	10,049
Asia Pacific	10,463	9,034	21,475	18,576

Total revenue	$61,549	$52,285	$117,526	$104,090

10. Contingencies

In order to protect or enforce our patent rights, we may initiate patent litigation. Others may initiate patent litigation against us. We currently do not have any material outstanding claims that we have initiated or that have been initiated against us.

11. Accounting pronouncements issued not yet adopted

On January 4, 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires additional disclosure within the rollforward activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, ASU 2010-06 requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Level 2 and Level 3. ASU 2010-06 was adopted for the Company’s first quarter ending March 31, 2010, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements, for which disclosures are not required until the Company’s first quarter of fiscal 2011. During the first and second quarter of fiscal 2010, the Company did not have any transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. The adoption of the additional disclosures for Level 1 and Level 2 fair value measurements did not have an impact on the Company’s financial position, results of operations or cash flows. The Company is currently evaluating the potential impact of the disclosures regarding Level 3 fair value measurements.

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

Our business strategy is to lead in the design, development and commercialization of high performance, innovative ultrasound technology and hand-cared ultrasound (“HCU”) systems. We intend to sustain long-term growth of our business through technological innovation, broadening of sales distribution channels, entering into and maintaining strategic relationships, expanding into new clinical and geographic markets, and delivering high-quality products to customers. We are focusing on the development of innovative products with the objective of improving patient care and efficiency through ease of use, high performance imaging, and providing quicker results to physicians and clinicians. We also are investing in research and development in existing and new lines of business and other areas that we believe may contribute to our long-term growth. Recognizing that one of our greatest challenges is the current state of the global economy, we are focused on increasing sales force efficiency and effective cost management.

Over the last few years, we have laid a foundation for long-term growth through the expansion in four vertical markets including hospital, primary care, muscular skeletal, and field medicine. We will be introducing innovative products, entering into strategic relationships, expanding into new markets, and providing high quality products with an industry-leading 5-year warranty. In fiscal year 2010, we plan to continue to build on this foundation and to execute well in key areas, including continuing to innovate using existing and new technologies, to build and maintain key relationships in the sales distribution channels, to improve sales force productivity, to deliver high quality products, and to manage expenses.

In August 2009, we acquired all of the outstanding stock of CardioDynamics International Corporation (“CDIC”), a leader in impedance cardiography (“ICG”) for noninvasive hemodynamic assessment that develops, manufactures, and markets ICG devices and sensors. The ICG product line provides non-invasive assessment of cardiac output and other hemodynamic parameters. The business combination enables us to expand our distribution platform and product offerings into the primary care setting.

On June 30, 2010 we acquired all of the outstanding stock of VisualSonics, Inc. (“VisualSonics”) a leader in high-frequency, high-resolution, ultrasound-based imaging systems (or “micro-ultrasound” systems) designed specifically for live imaging of small animals. The live imaging is a useful tool for life sciences research and for the pre-clinical stage of the drug development process. VisualSonics technology provides clinicians and research scientists with a simple method for viewing and quantifying extremely small physiological structures and for imaging living tissue with near-microscopic resolution. This business combination positions us for long-term growth in the clinical point-of-care markets in addition to the existing pre-clinical markets.

Key opportunities include the following:

Product Innovation—Our products provide exceptional reliability, image quality, and ease of use in a lightweight design that can be either hand-carried, used on a stand or mounted on a wall or ceiling. We are committed to continuing to develop our next generation of products and expanding our existing product base by using new and existing technologies. In fiscal year 2010 we introduced Enhanced Needle Visualization, a significant development in ultrasound imaging that enables improved needle tracking with increased confidence during deep needle procedures. In fiscal year 2009, we introduced the NanoMaxx, which is based on our fourth generation product platform, and we acquired the BioZ product line from CDIC. Fiscal year 2010 will continue to see the release of new and innovative products.

Strategic Relationships and Acquisitions—We are focused on building relationships and acquiring products and technologies that will enable us to continue to develop markets within ultrasound or with ultrasound-dependent technologies. We believe that new relationships, products, and technologies can accelerate market penetration to customers not served by our direct sales force. Through our acquisition of VisualSonics we intend to integrate micro-ultrasound technology with our miniaturization competency and user design to deliver ultra high-frequency micro-ultrasound into clinical medicine. During the second quarter of 2010 we announced an alliance with Physio-Control, Inc., the global leader in the development and delivery of emergency medical response solutions, for the development of the ultrasound in the emergency medical services ultrasound market. During the first quarter of 2010, we invested $4.0 million in Carticept Medical Inc. (“Carticept”), a privately held company that develops innovative products for the treatment of musculoskeletal injuries.

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

Results of Operations

Our results of operations for the three and six months ended June 30, 2010 include operating results from CDIC, which was acquired in August 2009. The following financial information sets forth our results of operations and is derived from our condensed consolidated financial statements (in thousands except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Revenue	$61,549	100.0%	$52,285	100.0%	$117,526	100.0%	$104,090	100.0%
Cost of revenue	17,195	27.9	15,299	29.3	33,475	28.5	32,012	30.8

Gross margin	44,354	72.1	36,986	70.7	84,051	71.5	72,078	69.2
Operating expenses:
Research and development	7,211	11.8	7,375	14.1	14,808	12.6	15,072	14.5
Selling, general and administrative	30,996	50.3	27,584	52.8	60,425	51.4	53,387	51.3
License income and litigation settlement	—	—	(924)	(1.8)	—	—	(924)	(.9)

Total operating expenses	38,207	62.1	34,035	65.1	75,233	64.0	67,535	64.9

Operating income	6,147	10.0	2,951	5.6	8,818	7.5	4,543	4.4

Other loss	(2,438)	(4.0)	(2,269)	(4.3)	(4,699)	(4.0)	(2,473)	(2.4)

Income before income taxes	3,709	6.0	682	1.3	4,119	3.5	2,070	2.0
Income tax provision	1,834	3.0	257	0.5	861	0.7	782	0.8

Net income	$1,875	3.1%	$425	0.8%	$3,258	2.8%	$1,288	1.2%

Revenue

Overall revenue increased for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009. The increase for the three months ended June 30, 2010 was primarily attributable to new revenue from primary care and U.S. direct sales, for the three months ended June 30, 2010. The increase for the six months ended June 30, 2010 was primarily attributable to new revenue from primary care and U.S. direct sales and a favorable foreign exchange rate of 1.8%. Revenue by geographic location is as follows (in thousands except percentages):

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2010	2009	2010 to 2009	2010	2009	2010 to 2009
Revenue:
United States	$32,156	$23,888	34.6%	$56,671	$47,119	20.3%
Europe, Africa, and the Middle East	14,100	14,083	0.1	29,570	28,346	4.3
Latin America and Canada	4,830	5,280	(8.5)	9,510	10,049	(5.4)
Asia Pacific	10,463	9,034	15.8	21,475	18,576	15.6

Total revenue	$61,549	$52,285	17.7%	$117,526	$104,090	12.9%

United States

U.S. revenue for three months ended June 30, 2010 increased by 34.6% compared to the three months ended June 30, 2009 due primarily to 20% increase in direct sales and a 17.5% increase in primary care sales. U.S. Revenues for the six months ended June 30, 2010 increased by 20.3% compared to the six months ended June 30, 2009 due primarily to a 17% increase in direct sales and a 17.5% increase in primary care sales, offset by a 37% decline in enterprise sales.

International

Revenue from Europe, Africa and the Middle East for the three months ended June 30, 2010 marginally increased compared to the three months ended June 30, 2009 due to primary care sales. Changes in exchange rates had a 6.3% unfavorable impact on revenue for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. For the six months ended June 30, 2010 revenue increased 4.3% compared to the six months ended June, 2009 and was primarily due to primary care sales, increased sales in Italy offset by decreased sales in France, Germany and the UK. Changes in exchange rates had a 0.8% unfavorable impact on revenue for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Revenue from Latin America and Canada for the three months ended June 30, 2010 decreased by 8.5% compared to the three months ended June 30, 2009 due to decrease sales in both Canada and Latin America. Changes in exchange rates had a 1.9% favorable impact on revenue for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. For the six months ended June 30, 2010 revenue decreased by 5.4% compared to the six months ended June 30, 2009 due to decrease sales in Canada offset by increased sales in Latin America. Changes in exchange rates had a 4.4% favorable impact on revenue for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Revenue from Asia Pacific increased for the three months ended June 30, 2010 increased by 15.8% compared to the three months ended June 30, 2009 due to increased sales in all Asia Pacific markets. Changes in exchange rates had a 4.5% favorable impact on revenue for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. For the six months ended June 30, 2010 revenue increased by 15.6% compared to the six months ended June 30, 2009 primarily due to increased sales in Japan and Australia. Changes in exchange rates had a 6.7% favorable impact on revenue for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Fiscal Year 2010 Outlook

We expect revenue to increase between 18% and 19% with the inclusion of VisualSonics in 2010 compared to 2009. We expect to introduce new products and features, to develop the cardiovascular disease market, and to continue international expansion. Our revenue may be negatively impacted by economic factors. The expansion of our four vertical markets including hospital, primary care, muscular skeletal, and field medicine, may not be as successful as anticipated and we may encounter regulatory and other issues in the approval and sale of our products. Introduction of new products may not be as successful as anticipated. Our revenue may also be impacted by fluctuations in foreign currency exchange rates in the countries in which we sell our products. Increased competition may also impact our anticipated revenue growth. We currently face competition from larger companies that manufacture cart-based and portable ultrasound systems and have greater financial and other resources.

Gross margin

	Three Months Ended June 30,		Percentage of Revenue		Six Months Ended June 30,		Percentage of Revenue
	2010	2009	2010	2009	2010	2009	2010	2009
Gross margin	$44,354	$36,986	72.1%	70.7%	$84,051	$72,078	71.5%	69.2%

Gross margin for the three months ended June 30, 2010 increased by 1.4% compared to the three months ended June 30, 2009 due to change in sales mix, license revenue, and a favorable foreign currency impact of approximately 0.2%. Gross margin for the six months ended June 30, 2010 increased by 2.3% compared to the six months ended June 30, 2009 due to change in sales mix, license revenue, and a favorable foreign currency impact of approximately 1.6%.

Fiscal Year 2010 Outlook

We expect gross margins with the inclusion of VisualSonics in 2010 to range between 70% and 71%. Increased competition from existing and new competitors as well as pricing pressure due to economic conditions could result in lower average realized prices which could lower our gross margin. Our gross margin can be expected to fluctuate in future periods based on the mix of business between direct, government and distributor sales; mix of U.S. and international sales; and our product and accessories sales mixes. Our gross margin may also be impacted by fluctuations in foreign exchange rates. Changes in our cost of inventory may also impact our gross margin. Adjustments to reduce carrying costs are recorded for obsolete material, earlier generation products and used or refurbished products held either as saleable inventory or as demonstration product. Our cost to provide warranty services may increase if we experience an increase in failure rates or replacement costs differ from our estimates. If market conditions change or the introduction of new products by us impacts the market for our previously released products, we may be required to further write down the carrying value of our inventory, resulting in a negative impact on gross margins. We rely on our sales forecasts by product to determine production volume. To the extent our sales forecasts or product mix estimates are inaccurate, we may produce excess inventory or experience inventory shortages, which may result in an increase in our cost of revenue, a decrease in our gross margin or lost sales.

Operating expenses

	Three Months Ended June 30,		Percentage of Revenue		Six Months Ended June 30,		Percentage of Revenue
	2010	2009	2010	2009	2010	2009	2010	2009
Research and development	$7,211	$7,375	11.8%	14.1%	$14,808	$15,072	12.6%	14.5%
Sales, general and administrative	$30,996	$27,584	50.3%	52.8%	$60,425	$53,387	51.4%	51.3%
License income and litigation settlement	$—	$(924)	—	(1.8)%	$—	$(924)	—	(0.9)%

Research and development expenses were $7.2 million for the three months ended June 30, 2010, compared to $7.4 million for the three months ended June 30, 2009. The decrease for the three months June 30, 2010 compared to the prior year was primarily attributable to reduced material costs and depreciation offset by increased payroll expenses. For the six months ended June 30, 2010 research and development expenses were $14.8 million compared to $15.1 million for the six months ended June 30, 2009. The decrease for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily attributable to reduced material costs, stock based compensation and depreciation offset by increased payroll expenses.

Sales, general and administrative expenses were $31.0 million for the three months ended June 30, 2010, compared to $27.6 million for the three months ended June 30, 2009. The increase for the three months June 30, compared to the prior year was primarily attributable to acquisition costs, the addition of CDIC, intangibles amortization, offset by decreased professional fees. For the six months ended June 30, 2010 sales, general and administrative expenses were $60.4 million for the six months ended June 30, 2010, compared to $53.4 million for the six months ended June 30, 2009. The increase for the six months June 30, 2010 compared to the prior year was primarily attributable acquisition costs, the addition of CDIC, intangibles amortization, offset by decreased professional fees.

License income and litigation settlement was $0.9 million for the three month and six months ended June 30, 2009 resulting from the settlement of patent dispute.

Fiscal Year 2010 Outlook

We anticipate that operating expenses will be higher in 2010 compared to 2009 due to acquisition costs and the additions of both CDIC and VisualSonics.

Other loss

	Three Months Ended June 30,		Percentage of Revenue		Six Months Ended June 30,		Percentage of Revenue
	2010	2009	2010	2009	2010	2009	2010	2009
Other loss	$2,438	$2,269	(4.0)%	(4.3)%	$4,699	$2,473	(4.0)%	(2.4)%

Total other loss was $2.4 million for the three months ended June 30, 2010, compared to $2.3 million for the three months ended June 30, 2009. The increase for the three months June 30, 2010 compared to the prior year was lower interest income resulting from lower cash and investment balances offset by lower foreign exchange losses. Other losses were $4.7 million for the six months ended June 30, 2010, compared to $2.5 million for the six months ended June 30, 2009. The increase for the six months June 30, 2010 compared to the prior year was primarily attributable a gain on debt repurchase of $1.5 million recorded in the prior year, lower interest income resulting from lower cash and investment balances offset by lower foreign exchange losses.

Fiscal Year 2010 Outlook

We anticipate that other loss will increase in 2010 due to the gain on debt repurchase recorded in the prior year.

Income tax (benefit) expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income tax provision	$1,834	$257	$861	$782
Effective tax rate	49.4%	37.7%	20.9%	37.8%

The income tax (benefit) expense is based on a blended federal and state rate applied to U.S. income and the applicable foreign rates applied to foreign income. The increase in our annual effective tax rate for the three months ended June 30, 2010 as compared to the same period in 2009 was due to the expiration of the U.S. research and development credit expiration after 2009 and non-deductible transaction costs, offset by the statutory increase in the domestic production activities deduction for 2010. The decrease in our annual effective tax rate for the six months ended June 30, 2010 as compared to the same period for 2009 resulted from a discrete benefit recorded in the period due to favorable resolution of uncertain tax positions upon completion of tax audits in our foreign jurisdictions and a decrease in rate due to the statutory increase in the domestic production activities deduction for 2010. This was offset by an increase in rate due to the expiration of the U.S. research and development credit expiration after 2009 and non-deductible transaction costs.

In the six months ended June 30, 2010, we recorded discrete tax benefits of $1.2 million related to favorable resolution of uncertain tax positions upon completion of tax audits in our foreign jurisdictions. The recording of these discrete items in the first six months of 2010 results in an overall year-to date effective tax rate of 20.9%.

Fiscal Year 2010 Outlook

We anticipate that our consolidated effective tax rate will be 40% for fiscal year 2010, however, if the research and development credit is reinstated by U.S. Congress during 2010, and we would expect the effective tax rate to decrease.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $44.5 million as of June 30, 2010, compared to $183.1 million as of December 31, 2009. Cash and cash equivalents were primarily invested in money market accounts. Our short-term investment securities totaled $65.4 million as of June 30, 2010, compared to $74.7 million as of December 31, 2009. Investment securities generally consist of corporate debt. We have the ability to hold our securities until maturity, however, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies.

Cash Flows

	Six Months Ended June 30,
	2010	2009
Net cash provided by (used in):

Operating activities	$21,313	$7,374

Investing activities	(57,693)	(1,140)

Financing activities	(103,442)	(19,883)

Effect of exchange rate changes on cash and cash equivalents	1,233	(1,743)

Net change in cash and cash equivalents	$(138,589)	$(15,392)

Operating activities provided cash of $21.3 million for the six months ended June 30, 2010, compared to $7.4 million for the six months ended June 30, 2009. The increase in operating cash flows for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily attributable to a net increase in working capital offset by a decrease in noncash charges.

Investing activities used cash of $57.7 million for the six months ended June 30, 2010, compared to $1.1 million for the six months ended June 30, 2009. The decrease in cash provided by investing activities for the six months ended June 30, 2010 compared to June 30, 2009 was due primarily to our $61.2 million acquisition of VisualSonics and our $4.0 million investment in Carticept, partially offset by an increase in net cash provided by sales/maturities of investment securities.

Financing activities used cash of $103.4 million for the six months ended June 30, 2010, compared to $19.9 million for the six months ended June 30, 2009. The increase in cash used in financing activities for the six months ended June 30, 2010, compared to June 30, 2009, resulted primarily from $97.7 million in repurchases of our stock and the repayment of VisualSonic long-term debt of $8.8 million, compared to convertible debt repurchases of $20.5 million for the six months ended June 30, 2009.

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

As discussed in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2009, our critical accounting policies and estimates include revenue recognition, business combination, valuation of investments and inventories, warranty expense, income taxes, stock-based compensation, and convertible debt. There were no significant changes to these critical accounting policies during 2010 except as follows:

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

Consideration is allocated among the separate units of accounting based on their relative selling prices. The relative selling price is determined using vendor-specific objective evidence (“VSOE”) of the selling price if it exists; otherwise, third-party evidence (“TPE”) of selling price, defined as the standalone sale price of a vendor’s or competitor’s products, would be used. If neither VSOE nor TPE exists, the best estimate of selling price for that deliverable is used.

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

Business Combination. In June 2010, we acquired all of the outstanding stock of VisualSonics. The purchase method of accounting was used to account for this acquisition. The cost of an acquisition is measured at the fair value of the assets given, equity instruments issued and liabilities incurred or assumed at the date of exchange. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date. Because the cost of acquisition is greater than the fair value of the net assets of the subsidiary acquired, the excess of the value of the purchase price over the net assets acquired has been recorded as goodwill. We recorded identifiable intangible assets including customer relationships, developed technology, and trademarks, which have lives from three to twenty-five years.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

We are exposed to market risk relating to changes in interest rates, which could adversely affect the value of our investments in marketable securities.

As of June 30, 2010, our investment portfolio consisted of $65.4 million of interest-bearing debt securities with maturities of less than one year. Generally we have the ability to hold these securities until maturity; however, we have classified them as available-for-sale in the event of unanticipated cash needs. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. We believe that the impact on the fair market value of our securities and related earnings for 2010 from a hypothetical 10% increase in market interest rates would not have a material impact on the investment portfolio.

Foreign currency risk

Because of our international presence, we are exposed to foreign currency risk on intercompany balances, from translation of our foreign subsidiaries operating results and in receivables due from customers denominated in a currency other than US dollar (“USD”). Our transactional and translational exposure is primarily related to the strengthening of the USD against the local currencies of our foreign subsidiaries and customers.

As of June 30, 2010, our intercompany balances denominated in a currency other than USD were $55.0 million. We enter into foreign currency forward contracts to reduce the impact of adverse fluctuations on earnings associated with foreign currency exchange rate changes. As of June 30, 2010, we had $51.6 million in notional amount of foreign currency forward contracts and $3.6 million in Canadian dollar (“CAD”) foreign currency forward contracts that expire through August 14, 2010. They serve as hedges of a substantial portion of our intercompany balances denominated in a currency other than the USD. These foreign currencies include the Australian dollar, the British pound, the Canadian dollar, the European Union euro, and the Japanese yen. Gains and losses in the fair value of these contracts are intended to offset the losses and gains, resulting from the changes in the underlying intercompany balances. The fair value of these contracts as of June 30, 2010 was not material to our results of operations or our financial position.

The operating results of our international subsidiaries are translated from their local currency into USD. Total sales for the six months ended June 30, 2010 denominated in a currency other than USDs were $39.4 million, or 34% of total consolidated revenues. The Australian dollar, the British pound, the European Union euro and the Japanese yen represented the majority of financial transactions executed in a currency not denominated in USDs. We use foreign currency forward contracts to hedge the impact of currency fluctuations on the translation of the financial statements of our foreign operations. As of June 30, 2010, we had $12.3 million in notional amount of foreign currency forward contracts expiring at various dates through December 31, 2010. The fair value of these contracts as of June 30, 2010 was not material to our results of operations or our financial position.

Our foreign currency forward contracts are not eligible for hedge accounting treatment and changes in the fair value of these derivatives are recorded in other income on the condensed consolidated statement of income. A sensitivity analysis of a change in the fair value of these contracts, totaling $63.9 million in notional amount and CAD $3.6 million, indicates that if the USD and CAD weakened by 10% against the applicable foreign currency, the fair value of these contracts would decrease by approximately USD $6.3 million and CAD $.4 million. Conversely, if the USD and CAD strengthened by 10% against the applicable foreign currency, the fair value of these contracts would increase by approximately USD $6.4 million and CAD $.3 million. The offsetting gains and losses resulting from the changes in the intercompany balances as described above are not reflected in the sensitivity analysis above.

We transact sales with international customers primarily in USD. We are exposed to risk of fluctuations in their local currency, which may impact our ability to collect amounts owed by them. As of June 30, 2010 65% of our outstanding accounts receivable balance was from international customers, of which 55.5%, or $20.7 million, was denominated in a currency other than USDs. We regularly review our receivable positions in foreign countries for any indication that collection may be at risk. In addition, we utilize letters of credit where they are considered necessary in order to mitigate our collection risk.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of June 30, 2010, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 (e) and 15d-15 (e) of the Securities Exchange Act of 1934 (the Exchange Act), and they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal control over financial reporting

We continue to review, revise and improve the effectiveness of our internal controls. There have been no changes in the our internal controls over financial reporting during the third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

We currently do not have any material outstanding claims that we have initiated or that have been initiated against us.

Item 1A.	Risk Factors

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

On June 30, 2010, we acquired all of the outstanding stock of VisualSonics, Inc. (“VisualSonics”), a leader in the development, manufacturing, and marketing of ultra high-resolution, ultrasound-based imaging technology (“micro-ultrasound”) designed to enable discovery research, medical diagnosis and imaging small physiological structures in humans and animals. VisualSonics’ micro-ultrasound product platform currently serves the pre-clinical research market.

On August 14, 2009, we acquired all of the outstanding stock of CDIC, a leader in ICG for noninvasive hemodynamic assessment that develops, manufactures, and markets ICG devices and sensors. The ICG product line provides non-invasive assessment of cardiac output and other hemodynamic parameters.

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

In addition, an acquisition could materially impair our operating results by causing us to incur additional debt or requiring us to incur acquisition or integration related charges. If we fail in our attempts to integrate any acquired business or technology, or if the business fails to meet our forecasts, our financial resources or financial results could be negatively impaired.

If healthcare reimbursement policies place limits on which providers may receive payment for imaging services or substantially reduce reimbursement amounts or coverage for specific procedures, market acceptance of our products may be reduced.

Continued demand for our products depends in part on the extent to which our customers continue to receive reimbursement for the use of our products from third-party payers such as Medicare, Medicaid and private health insurers (and equivalent third-party payers in foreign countries). Presently, reimbursement policies for physician-performed diagnostic ultrasound services are fairly unrestricted in the United States and payment levels are sufficient to enable providers to recoup the costs of purchasing ultrasound systems in a reasonable timeframe. The continuing efforts of governmental authorities, private health insurers and other third-party payers to contain or reduce the costs of healthcare could, however, result in reduced or more restrictive payment for ultrasound services. Additionally, some private insurers have implemented imaging privileging programs as a means of controlling utilization of imaging services. Finally, both governmental and private third-party payers are calling for increasing amounts of clinical evidence of beneficial patient outcomes in addition to proof of clinical efficacy as a prerequisite to granting new or continued coverage for technologies and devices.

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

In October 2009, we resolved all pending patent litigation with GE. Under the terms of the settlement, GE made an up front royalty payment to SonoSite of $21 million and will pay an ongoing royalty on U.S. sales and production of hand-carried ultrasound systems in exchange for a non-exclusive perpetual, nontransferable worldwide license to the 412 patent. We may face increasing competition as a result of this settlement.

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

•

the recently passed Patient Protection and Affordable Health Care Act (A.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872) includes an excise tax on medical device manufacturers designed to raise $20 billion over ten years. Unless this tax is repealed, beginning in January of 2013 medical device manufacturers will be required to pay 2.3% of U.S. revenue to meet their obligation. Other aspects of healthcare reform legislation, such as reductions in reimbursements to hospitals may dampen demand for our products.

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

Increased reliance on group purchasing organizations and U.S. governmental agencies may lead to pressure on pricing and increased competition.

We depend on group purchasing organizations and U.S. governmental agencies for significant revenues. These groups represent 72% of our U.S. revenues. These agreements are complex, include contractual pricing limitations, fees and span multi-years. These agreements provide access to customers and contain provision related to pricing, usage, cost-effectiveness, and use of competitor products. This enhanced purchasing power may also lead to pressure on pricing and increased use of preferred vendors. In addition, our status as a U.S. government contractor requires us to comply with numerous laws and regulations. We intend to continue to expand use of these contracts and negotiate renewals of existing agreements However if we do not manage the relationship effectively, renew with satisfactory terms or fulfill the contractual and legal requirements with the group purchasing organizations and U.S. governmental agencies, our ability to sell to them and our results could be adversely affected.

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

Our presence in international markets has required, and will continue to require, substantial financial and managerial resources. The costs of maintaining our presence in international markets are unpredictable and difficult to control. In addition, we may be subject to the following conditions in countries where we conduct our operations:

•	changes or uncertainties in economic, legal, regulatory, social and political conditions in the Company’s markets;

•	currency exchange rate fluctuations;

•	difficulty in enforcing any judgment against non-U.S. distributors or other third parties upon which our business is heavily dependent; and

•	reduced protection for our intellectual property rights.

Despite our expenditures and efforts internationally to mitigate the challenges above, we may not continue to generate a proportional substantial increase in international revenue, and such a deficiency would impact our operating results.

Fluctuations in foreign currency exchange rates could result in declines in our reported revenue and earnings.

Total sales denominated in a currency other than USD were $39.4 million, or 34% of our total consolidated revenue and total expenses denominated in a currency other than USD were $17.5 million or 23% of our total consolidated operating expenses for the year ended June 30, 2010. As a result, our results of operations could be adversely affected by certain movements in exchange rates. Although we take steps to hedge a portion of our net foreign currency exposures, there is no assurance that our hedging strategy will be successful or that the hedging markets will have sufficient liquidity or depth for us to implement our strategy in a cost effective manner. Additionally, as of June 30, 2010, 65% of our accounts receivable balance was from international customers, of which 55.5%, or $20.7 million, was denominated in a currency other than USD. Although we regularly review our receivable positions in foreign countries for any indication that collection may be at risk, our revenue from international sales may be adversely affected by longer receivables collection periods and greater difficulty in receivables collection.

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

For the first 6 months of 2010, our revenue increased to $117.5 million from $104.0 million. We intend to continue to grow our business; however, we may be unable to sustain or increase our revenue or profitability on a quarterly or annual basis. We may incur losses if we cannot increase or sustain our revenue. Additionally, operating expenses would increase if we pursue acquisitions of companies or technologies to further our growth.

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

Our cash and cash equivalents, and investments made up over 33% of our total assets as of June 30, 2010 and 50% of our total assets as of December 31, 2009, during which credit and capital markets deteriorated and resulted in impairments on our investment in the Columbia Strategic Cash Portfolio, an investment that was fully liquidated in 2009. Although our holdings are liquid, economic factors could impact the liquidity of our portfolio and result in additional impairments to our investment portfolio, which could negatively affect our financial condition, cash flow and reported earnings.

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

The potential effect, if any, of any of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained as of the date of this annual report. Any of these activities could adversely affect the price of our common stock and, as a result, the value of the consideration and the number of shares of our common stock, if any, that the noteholders would receive upon the conversion of the notes

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

SONOSITE, INC. (Registrant)

Dated: August 9, 2010	By:	/s/ MICHAEL J. SCHUH
Michael J. Schuh
Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)