Form 10-K/A
period 2009-12-31
SONOSITE INC
filed 2010-09-07
CIK 1055355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

SonoSite, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K”) as an exhibit-only filing in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.22 originally filed with the Form 10-K. This Amendment No. 1 is being filed solely to re-file Exhibit 10.22 and to amend and restate Item 15(a)(3) of the Form 10-K and the related Exhibit Index included in the Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1.

Except as described above, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K and no revisions are being made pursuant to this Amendment No. 1 to the Company’s financial statements or any other disclosure contained in the Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(3) Exhibits.

Exhibit No.	Description
1.1(K)	Underwriting Agreement between J.P. Morgan Securities Inc. and the registrant dated July 10, 2007 (exhibit 1.1)

3.1(A)	Restated Articles of Incorporation of the registrant (exhibit 3.1)

3.2(D)	Amended and Restated Bylaws of the registrant (exhibit 3.1)

4.1(K)	First Supplemental Indenture between Wells Fargo Bank, NA and the registrant dated July 16, 2007 (exhibit 4.1)

4.2(M)	Amended and Restated Rights Agreement dated November 28, 2007 by and between the registrant and Computershare Trust Company N.A. (exhibit 4.1)

4.3(M)	Form of Rights Certificate (exhibit 4.2)

10.1(F)	1998 Stock Option Plan, as amended and restated (exhibit 10.1)

10.2(A)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 1998 Stock Option Plan (exhibit 10.2)

10.3(G)	1998 Nonofficer Employee Stock Option Plan, as amended and restated (exhibit 10.1)

10.4(D)	Nonemployee Director Stock Option Plan, as amended and restated (exhibit 10.3)

10.5(B)	Management Incentive Compensation Plan (exhibit 10.5)

10.6(A)	Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended (exhibit 10.9)

10.7(E)	Third Amendment to Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, dated as of March 10, 2000 (exhibit 10.9)

10.8(C)	Option Notice Agreement, dated July 17, 2000, between the registrant and Michael J. Schuh (exhibit 99.1)

10.9(H)	2005 Employee Stock Purchase Plan (exhibit 10.2)

10.10(I)	1998 Stock Option Plan Stock Option Award Agreement (exhibit 10.1)

10.11(J)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 2005 Stock Incentive Plan (exhibit 10.1)

10.12(J)	2005 Stock Incentive Plan Stock Option Agreement (Non Statutory) (exhibit 10.2)

10.13(J)	2005 Stock Incentive Plan Restricted Stock Unit Agreement (Non Statutory) (exhibit 10.3)

10.14(L)	Call Option Transaction Confirmation, dated as of July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, National Association (exhibit 10.1)

10.15(L)	Warrant Transaction Confirmation, dated as of July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, National Association (exhibit 10.2)

10.16(M)	Form of Partial Unwind Agreement with respect to the Note Hedge Transaction Confirmation dated July 11, 2007, by and between SonoSite, Inc. and JP Morgan Chase Bank, NA (exhibit 10.1)

10.17(M)	Form of Partial Unwind Agreement with respect to the Warrant Confirmation dated July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, NA (exhibit 10.2)

10.18(N)	Amended and Restated 2005 Stock Incentive Plan (exhibit 99.1)

Exhibit No.	Description
10.19(O)	FY2009 Variable Incentive Bonus Plan (exhibit 10.1)

10.20(P)	Form of Senior Management Employment Agreement by and between SonoSite, Inc. and each of its Named Executive Officers

10.21††	Form of Indemnification Agreement by and between SonoSite, Inc. and each of its Named Executive Officers

10.22†*	Confidential Settlement and License Agreement dated October 16, 2009 by and between SonoSite, Inc. and General Electric Company

21.1††	Subsidiaries of the registrant

23.1††	Consent of KPMG LLP, independent registered public accounting firm

24.1††	Power of attorney

31.1††	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2††	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2††	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

†	Filed herewith.
††	Previously filed.
*	Confidential treatment requested.
(A)	Incorporated by reference to the designated exhibit included in SonoSite’s Registration Statement on Form S-1 (Registration No. 333-714157) filed on October 3, 1999.
(B)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, filed on March 22, 1999.
(C)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333-51820) filed on December 14, 2000.
(D)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on April 14, 2009.
(E)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 2001 filed on February 22, 2002.
(F)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2002 filed on May 13, 2002.
(G)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2002 filed on August 13, 2002.
(H)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on April 28, 2005.
(I)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2005 filed on August 9, 2005.
(J)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 7, 2006.
(K)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 16, 2007.
(L)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q filed on August 9, 2007.

(M)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on November 29, 2007.
(N)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 filed on May 2, 2008.
(O)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2009 and filed on May 4, 2009.
(P)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K filed on March 12, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

SONOSITE, INC.

By	/S/ MARCUS Y. SMITH
Marcus Y. Smith Senior Vice President and Chief Financial Officer

Date: September 7, 2010

INDEX TO EXHIBITS

Exhibit No.	Description
1.1(K)	Underwriting Agreement between J.P. Morgan Securities Inc. and the registrant dated July 10, 2007 (exhibit 1.1)

3.1(A)	Restated Articles of Incorporation of the registrant (exhibit 3.1)

3.2(D)	Amended and Restated Bylaws of the registrant (exhibit 3.1)

4.1(K)	First Supplemental Indenture between Wells Fargo Bank, NA and the registrant dated July 16, 2007 (exhibit 4.1)

4.2(M)	Amended and Restated Rights Agreement dated November 28, 2007 by and between the registrant and Computershare Trust Company N.A. (exhibit 4.1)

4.3(M)	Form of Rights Certificate (exhibit 4.2)

10.1(F)	1998 Stock Option Plan, as amended and restated (exhibit 10.1)

10.2(A)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 1998 Stock Option Plan (exhibit 10.2)

10.3(G)	1998 Nonofficer Employee Stock Option Plan, as amended and restated (exhibit 10.1)

10.4(D)	Nonemployee Director Stock Option Plan, as amended and restated (exhibit 10.3)

10.5(B)	Management Incentive Compensation Plan (exhibit 10.5)

10.6(A)	Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended (exhibit 10.9)

10.7(E)	Third Amendment to Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, dated as of March 10, 2000 (exhibit 10.9)

10.8(C)	Option Notice Agreement, dated July 17, 2000, between the registrant and Michael J. Schuh (exhibit 99.1)

10.9(H)	2005 Employee Stock Purchase Plan (exhibit 10.2)

10.10(I)	1998 Stock Option Plan Stock Option Award Agreement (exhibit 10.1)

10.11(J)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 2005 Stock Incentive Plan (exhibit 10.1)

10.12(J)	2005 Stock Incentive Plan Stock Option Agreement (Non Statutory) (exhibit 10.2)

10.13(J)	2005 Stock Incentive Plan Restricted Stock Unit Agreement (Non Statutory) (exhibit 10.3)

10.14(L)	Call Option Transaction Confirmation, dated as of July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, National Association (exhibit 10.1)

10.15(L)	Warrant Transaction Confirmation, dated as of July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, National Association (exhibit 10.2)

10.16(M)	Form of Partial Unwind Agreement with respect to the Note Hedge Transaction Confirmation dated July 11, 2007, by and between SonoSite, Inc. and JP Morgan Chase Bank, NA (exhibit 10.1)

10.17(M)	Form of Partial Unwind Agreement with respect to the Warrant Confirmation dated July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, NA (exhibit 10.2)

10.18(N)	Amended and Restated 2005 Stock Incentive Plan (exhibit 99.1)

Exhibit No.	Description
10.19(O)	FY2009 Variable Incentive Bonus Plan (exhibit 10.1)

10.20(P)	Form of Senior Management Employment Agreement by and between SonoSite, Inc. and each of its Named Executive Officers

10.21††	Form of Indemnification Agreement by and between SonoSite, Inc. and each of its Named Executive Officers

10.22†*	Confidential Settlement and License Agreement dated October 16, 2009 by and between SonoSite, Inc. and General Electric Company

21.1††	Subsidiaries of the registrant

23.1††	Consent of KPMG LLP, independent registered public accounting firm

24.1††	Power of attorney (contained on signature page)

31.1††	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2††	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2††	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

†	Filed herewith.
††	Previously filed.
*	Confidential treatment requested.
(A)	Incorporated by reference to the designated exhibit included in SonoSite’s Registration Statement on Form S-1 (Registration No. 333-714157) filed on October 3, 1999.
(B)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, filed on March 22, 1999.
(C)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333-51820) filed on December 14, 2000.
(D)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on April 14, 2009.
(E)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 2001 filed on February 22, 2002.
(F)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2002 filed on May 13, 2002.
(G)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2002 filed on August 13, 2002.
(H)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on April 28, 2005.
(I)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2005 filed on August 9, 2005.
(J)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 7, 2006.
(K)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 16, 2007.
(L)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q filed on August 9, 2007.

(M)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on November 29, 2007.
(N)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 filed on May 2, 2008.
(O)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2009 and filed on May 4, 2009.
(P)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K filed on March 12, 2009.