Form 10-Q
period 2010-09-30
SONOSITE INC
filed 2010-11-09
CIK 1055355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	13,481,976
(Class)	(Outstanding as of October 31, 2010)

SonoSite, Inc.

Quarterly Report on Form 10-Q

For the Three and Nine Ended September 30, 2010

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SonoSite, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share data)	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$71,749	$183,065
Short-term investment securities	—	74,682
Accounts receivable, less allowances of $1,667 and $1,471	68,918	71,347
Inventories	38,506	32,216
Deferred tax assets, current	8,183	7,350
Prepaid expenses and other current assets	15,862	12,034

Total current assets	203,218	380,694

Property and equipment, net	9,615	9,160
Investment	8,000	—
Deferred tax asset, net	738	775
Goodwill	36,354	3,902
Intangible assets, net	54,504	24,018
Other assets	5,139	4,425

Total assets	$317,568	$422,974

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,110	$6,175
Accrued expenses	29,147	25,923
Deferred revenue, current portion	5,799	5,504

Total current liabilities	44,056	37,602

Long-term debt, net	96,245	92,905
Deferred tax liability, net	5,041	5,083
Deferred revenue, net	15,777	18,081
Other non-current liabilities	16,319	14,873

Total liabilities	177,438	168,544

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value
Authorized shares—6,000,000
Issued and outstanding shares—none	—	—
Common stock, $.01 par value
Authorized shares—50,000,000
Issued and outstanding shares:
As of September 30, 2010—13,461,528	135
As of December 31, 2009—17,354,355		174
Additional paid-in-capital	295,270	287,363
Accumulated deficit	(154,747)	(32,753)
Accumulated other comprehensive loss	(528)	(354)

Total shareholders’ equity	140,130	254,430

Total liabilities and shareholders’ equity	$317,568	$422,974

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except net income (loss) per share)	2010	2009	2010	2009
Revenue	$68,538	$53,571	$186,064	$157,661
Cost of revenue	19,675	16,021	53,150	48,033

Gross margin	48,863	37,550	132,914	109,628
Operating expenses:

Research and development	8,455	6,497	23,263	21,569
Sales, general and administrative	35,320	28,764	95,745	82,151
Licensing income and litigation settlement	—	—	—	(924)

Total operating expenses	43,775	35,261	119,008	102,796
Other income (loss)
Interest income	129	369	513	1,906
Interest expense	(2,320)	(2,623)	(7,072)	(7,567)
Other	(1,608)	(759)	(1,939)	175

Total other loss, net	(3,799)	(3,013)	(8,498)	(5,486)

Income (loss) before income taxes	1,289	(724)	5,408	1,346
Income tax provision (benefit)	347	(484)	1,208	298

Net income (loss)	$942	$(240)	$4,200	$1,048

Net income (loss) per share:
Basic	$0.07	$(0.01)	$0.28	$0.06

Diluted	$0.07	$(0.01)	$0.27	$0.06

Weighted average common shares outstanding:
Basic	13,676	17,308	14,844	17,203

Diluted	14,147	17,308	15,347	17,650

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(In thousands)	2010	2009
Operating activities:
Net income	$4,200	$1,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,796	3,647
Stock-based compensation	4,245	5,201
Deferred income tax provision	(1,918)	1,216
Amortization of debt discount and debt issuance costs	3,663	3,792
Gain on bargain purchase of CardioDynamics	—	(1,078)
Gain on convertible debt repurchase	—	(1,339)
Excess tax benefit from exercise of stock-based awards	(847)	—
Other adjustments	673	590
Changes in operating assets and liabilities:
Accounts receivable	5,613	13,352
Inventories	(976)	(2,868)
Prepaid expenses and other assets	(1,993)	1,108
Accounts payable	1,133	(135)
Accrued expenses	(26)	(13,607)
Deferred revenue	(2,009)	(669)
Deferred liabilities	(27)	(1,347)

Net cash provided by operating activities	17,527	8,911
Investing activities:
Maturities of investment securities, net	74,777	33,939
Purchases of property and equipment	(1,455)	(2,290)
Investment in Carticept Medical Inc.	(8,000)	—
Purchase of VisualSonics, Inc, net of cash acquired	(61,217)	—
Purchase of CardioDynamics, net of cash acquired	—	(8,185)
Earn-out consideration for SonoMetric acquisition	—	(387)

Net cash provided from investing activities	4,105	23,077
Financing activities:
Excess tax benefit from exercise stock-based awards	847	—
Proceeds from exercise of stock-based awards	4,263	2,828
Minimum tax withholding on stock-based awards	(1,065)	(1,285)
Stock repurchases including transaction costs	(126,103)	—
Repayment of VisualSonics, Inc. long-term debt	(8,871)	—
Payment of LumenVu contingent consideration	(425)	—
Purchase of convertible debt	—	(25,750)
Purchase of warrants	—	(1,325)

Net cash used in by financing activities	(131,354)	(25,532)
Effect of exchange rate changes on cash and cash equivalents	(1,594)	(4,679)

Net change in cash and cash equivalents	(111,316)	1,777
Cash and cash equivalents at beginning of period	183,065	209,258

Cash and cash equivalents at end of period	$71,749	$211,035

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,184	$2,520

Cash paid for interest	$4,476	$5,202

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Interim Financial Information

1. Summary of significant accounting policies

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information reflects, in the opinion of SonoSite, Inc. management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of expected results for the entire year ending December 31, 2010 or for any other fiscal period. These condensed consolidated financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K.

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

Revenue from the sale of products that contain both software and non-software components that function together to deliver a product’s essential functionality is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. Generally, we recognize revenue on products and accessories when goods are shipped under an agreement with a customer, risk of loss and title have passed to the customer, sales returns are estimable and collection of any resulting receivable is considered reasonably assured. For extended warranty service contracts, revenue is recognized as services are provided or over the term of the contract. Revenue is recorded net of any discounts, trade-in allowances, and estimated returns. We estimate returns by reviewing our historical returns, considering customer reaction to new product introductions and current economic conditions. We recognize licensing revenue using the proportional performance method, a ratable recognition approach over the life of the license.

Our sales arrangements may contain multiple elements, which include hardware, software and services, including training. In multiple-element arrangements, consideration is required to be measured and allocated among separate units of accounting. Our units of accounting include systems with software required for the essential functionality of the system, transducers, extended service contracts, software not essential to the functionality of our products, and training.

Consideration is allocated among the separate units of accounting based on their relative selling prices. The relative selling price is determined using VSOE of the selling price if it exists; otherwise, TPE of selling price, defined as the standalone sale price of a vendor’s or competitor’s products, would be used. If neither VSOE nor TPE exists, the best estimate of selling price for that deliverable is used.

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

1. Summary of significant accounting policies—(Continued)

Investment

Our investment is accounted for using the cost method as we own less than twenty percent of the voting equity and do not exercise significant influence over operating and financial policies of the entity. The company we invested in is not publicly traded and, therefore, no established market exists for their securities. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstance that may have a significant adverse affect on the fair value of the investment. If we believe that the carrying value of the cost basis investment is in excess of estimated fair value, our policy is to record an impairment charge to adjust the carrying value to estimated fair value, if the impairment is deemed other-than-temporary.

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

Inventories consisted of the following (in thousands):

	As of
	September 30, 2010	December 31, 2009
Raw material	$14,630	$9,224
Demonstration inventory	13,612	12,270
Finished goods	10,264	10,722

Total	$38,506	$32,216

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

The warranty liability is summarized as follows (in thousands):

	Beginning of Period	Charged To Cost of Revenue	Liability from Acquisition	Applied to Liability	End of Period
Three months ended September 30, 2010	$9,430	$1,441	$—	$(987)	$9,884
Three months ended September 30, 2009	$7,900	$1,208	$301	$(708)	$8,701
Nine months ended September 30, 2010	$8,400	$4,009	$129	$(2,654)	$9,884
Nine months ended September 30, 2009	$7,094	$3,245	$301	$(1,939)	$8,701

Income taxes

The income tax provision for the three and nine months ended September 30, 2010 is based on projections of total year pre-tax income and the projected total year tax provision. Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled.

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

1. Summary of significant accounting policies—(Continued)

Net income (loss) per share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period excluding shares repurchased by us but not yet settled as of the end of the period. Diluted net income (loss) per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Potentially dilutive common equivalent shares consist of common stock issuable upon exercise of stock options and warrants, or upon vesting of restricted stock units using the treasury stock method. Diluted net income (loss) per share would also be impacted to reflect shares issuable upon conversion of our convertible senior notes if our share price exceeds $38.20 per share. Our call option on our shares is anti-dilutive and, therefore, excluded from the calculation of diluted net income (loss) per share.

The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share calculations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$942	$(240)	$4,200	$1,048

Basic weighted average common shares outstanding	13,676	17,308	14,844	17,203
Effect of dilutive stock options and restricted stock units	471	—	503	447

Diluted weighted average common shares outstanding	14,147	17,308	15,347	17,650

Net income (loss) per share:
Basic	$0.07	$(0.01)	$0.28	$0.06

Diluted	$0.07	$(0.01)	$0.27	$0.06

The following common equivalent shares were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock options and unvested restricted stock units	743	1,300	741	1,379
Warrants outstanding	1,122	1,184	1,122	1,184

Total common shares excluded from diluted net income (loss) per share	1,865	2,484	1,863	2,563

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

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

1. Summary of significant accounting policies—(Continued)

Other comprehensive income

Unrealized gains or losses on our available-for-sale securities that are considered temporary and foreign currency translation adjustments are included in accumulated other comprehensive income.

The following presents the components of comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$942	$(240)	$4,200	$1,048
Other comprehensive (loss) income:
Foreign currency translation adjustment	364	(1,592)	(161)	(2,874)
Unrealized gains (losses) arising during the period	4	(94)	(13)	(197)

Comprehensive (loss) income	$1,310	$(1,926)	$4,026	$(2,023)

Indemnification obligations and guarantees (excluding product warranty)

We provide (i) indemnifications of varying scope and size to our customers and distributors against claims of intellectual property infringement made by third parties arising from the use of our products; (ii) indemnifications of varying scope and size to our customers arising as a result of defects in the design or manufacture of our products or as the result of willful misconduct of our employees; (iii) indemnifications of varying scope and size to consultants against third party claims arising from the services they provide to us; and (iv) guarantees to support obligations of some of our subsidiaries such as lease payments. Prior to the acquisition, CardioDynamics International Corporation (“CDIC”) had provided a reimbursement guarantee to certain customers that Medicare reimbursement would not be rescinded. These guarantees expire over the next five years.

To date, we have not incurred material costs as a result of these obligations and do not expect to incur material costs in the future. Accordingly, we have not accrued any liabilities in our financial statements related to these indemnifications or guarantees.

2. Cash, cash equivalents and investment securities

The following table summarizes our cash, cash equivalents and investment securities at fair value (in thousands):

	September 30, 2010	December 31, 2009
Cash	$11,153	$7,858
Cash equivalents:
Corporate debt securities	—	13,999
Money market accounts	60,596	161,208

Total cash and cash equivalents	$71,749	$183,065

Short-term investment securities – corporate bonds	$—	$74,682

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

2. Cash, cash equivalents and investment securities—(Continued)

Cash and cash equivalents primarily consist of money market accounts with major U.S. banks and highly liquid debt instruments with maturities at purchase of three months or less. Investment securities primarily consist of high-grade corporate debt. We have the ability to hold our securities until maturity; however, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Realized gains and losses from the sale of available-for sale securities are determined on a specific identification basis. All investment securities are traded in active markets (“Level 1”) and matured by the end of the third quarter of 2010.

The amortized cost, gross unrealized holding gains and losses and fair value of investment securities classified as available-for-sale securities were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
As of September 30, 2010:
Cash equivalents:
Money market accounts	$60,596	$—	$—	$60,596

Total cash equivalents	$60,596	$—	$—	$60,596

As of December 31, 2009:
Cash equivalents:
Corporate debt securities	$13,996	$3	$—	$13,999
Money market accounts	$161,208	$—	$—	161,208

Total cash equivalents	$175,204	$3	$—	$175,207

Short-term investments:
Corporate bonds	$74,668	$18	$(4)	$74,682

The following table summarizes our realized gains and losses on sales and redemptions of investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gains	$—	$117	$—	$130
Losses	(1)	—	(1)	—

Realized gain, net	$(1)	$117	$(1)	$130

3. Investment

During 2010, we invested $8.0 million in Carticept Medical Inc. (“Carticept”), a privately held company that develops innovative products for the treatment of musculoskeletal injuries. Concurrently, we entered a joint distribution arrangement with Carticept. This investment is accounted for as a cost basis investment as we own less than 20% of the voting equity and do not have the ability to exercise significant influence. In October 2010 our chief executive officer was elected to Carticept board of directors. We will regularly evaluate the carrying value of this cost-method investment for impairment and whether any events or circumstances are identified that would significantly impair the fair value of the investment. No event has occurred that would adversely affect the carrying value of this investment.

We are a principal owner and distributor of Carticept. During 2010, we have recognized revenue of $0.1 million for the three months ended September 30, 2010 and $0.8 million year to date from Carticept. Accounts receivable from Carticept was not material as of September 31, 2010.

As part of our distribution agreement with Carticept, in 2012 we are required to procure a minimum number of Carticept products that will be determined based on distribution activity in 2011.

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

4. Stock repurchase

During the three months ended September 30, 2010, we repurchased 915,986 shares of our common stock in the open market for an aggregate price of $25.9 million at an average price of $28.27. These repurchases were made using existing cash resources.

During the nine months ended September 30, 2010 the following additional share repurchases were made;

•

In June 2010, we repurchased 364,638 shares of our common stock in the open market for an aggregate price of $10.2 million, including shares repurchased but not yet settled at an average price of $27.75 per share. These repurchases were made using existing cash resources.

•

In March 2010, we repurchased 2,960,350 shares of our common stock at $30 per share for an aggregate price of $88.8 million. In connection with this stock repurchase, we incurred transaction costs of $1.2 million. This repurchase was made using existing cash resources. During the three months ended March 31, 2010, we also reclassified treasury stock of $0.1 million to retained earnings.

The following table summarizes the impact to equity related to the stock repurchases (in thousands):

Nine months ended September 30, 2010
Shareholders’ equity:
Common stock, $0.01 par value	$(42)
Accumulated deficit	(126,061)

Total impact to shareholders’ equity	$(126,103)

We have authorization from our board of directors to repurchase up to $150.0 million of our common stock or convertible debt. The repurchase program may be suspended or discontinued at any time without notice. As of September 30, 2010 the remaining amount that has been authorized to repurchase our common stock or convertible debt is $23.9 million.

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

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The following table summarizes the acquisition-date fair value of the assets acquired and the liabilities assumed in connection with the business combination (in thousands):

June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$3,322
Accounts receivable	4,538
Inventories	5,002
Deferred income taxes	135
Prepaid expenses and other current assets	1,320

Total current assets	14,317

Property and equipment, net	1,312
Identifiable intangible assets	32,910
Goodwill	32,489

Total assets	$81,028

Liabilities
Current liabilities:
Accounts payable	$2,178
Accrued expenses and other current liabilities	3,277
Deferred revenue	410

Total current liabilities	5,865

Long-term debt	8,828
Deferred tax liabilities	1,424
Other non-current liabilities	371

Total liabilities	16,488

Net assets acquired	$64,540

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

Intangibles assets acquired consisted of the following (in thousands):

	Amount	Amortization Period (in years)
Trademarks	$3,060	25
Developed technology	22,620	3 to 10
Customer relationships	7,230	5 to 7

Total intangibles	$32,910

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

We assumed long-term debt with an acquisition date fair value of $8.8 million which we repaid on June 30, 2010. As a result of our decision to repay the debt prior to its maturity we paid $0.1 million prepayment penalty which has been recorded as interest expense during the quarter ended June 30, 2010.

We have not been able to complete the analysis of potential exposure to Federal, State, Local and International taxes. We are still gathering the information needed to determine whether a liability as of the acquisition date requires a preliminary amount as part of the acquisition accounting. During the measurement period the preliminary amount will be updated based upon new information received related to the facts and circumstances that existed at the acquisition date.

The results of VisualSonics operations are included in our condensed consolidated financial statements since the date of acquisition on June 30, 2010.

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

In August 2009, we acquired all of the outstanding stock of CDIC, a leader in impedance cardiography (“ICG”) for noninvasive hemodynamic assessment that develops, manufactures, and markets ICG devices and sensors. The ICG product line provides non-invasive assessment of cardiac output and other hemodynamic parameters. The business combination enables us to expand our distribution platform and product offerings into primary care. The results of CDIC’s operations have been included in our consolidated financial statements since the date of acquisition.

For comparability purposes, the following table presents our pro forma revenue and earnings (loss) for the three and nine months period ended September 30, 2009 and 2010, had the CDIC and VisualSonics acquisitions date been January 1, 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenue	$68,538	$62,719	$201,712	$189,188

Net income (loss)	$942	$(2,421)	$1,612	$(4,754)

Net income (loss) per diluted share	$0.07	$(0.15)	$0.09	$(0.25)

Because VisualSonics fiscal year end is September, three months prior to our year-end, revenue and earnings in the pro forma disclosures have been adjusted to reflect our fiscal year. Additionally, VisualSonics earnings were adjusted to reflect the statutory tax rate utilized by VisualSonics in the pro forma periods presented. Pro forma earnings (loss) exclude non-recurring charges including acquisition costs, and expenses-related to long-term debt and liability classified equity instruments, but includes amortization of intangible assets and share based compensation resulting from this acquisition.

Because CDIC’s fiscal year ended in November, one month prior to our year-end, revenue and earnings (loss) in the pro forma disclosures have been adjusted to reflect our fiscal year. Additionally, CDIC earnings were adjusted to reflect the statutory tax rate utilized by SonoSite in the pro forma periods presented. Pro forma earnings (loss) exclude non-recurring charges including acquisition costs, and integration costs, and gain on bargain purchase, but include amortization of intangible assets resulting from this acquisition.

6. Income tax expense

The income tax provision for the three and nine months ended September 30, 2010 is based on projections of total year pre-tax income and the annual effective tax rate. The annual effective tax rate is applied to our ordinary worldwide pre-tax income. Discrete items are individually computed and recognized when the items occur. The following table summarizes our income tax provision (in thousands except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income tax provision (benefit)	$347	$(484)	$1,208	$298
Effective tax rate	26.9%	66.9%	22.3%	22.1%

The decrease in our consolidated effective tax rate for the three months ended September 30, 2010 as compared to the same period in 2009 was primarily due to adjustments to our income tax provision after the filing of the US Federal income tax returns. During the three months ended September 30, 2010 and 2009, we filed our US federal income tax returns and revised the estimated amounts recorded in the income tax provision. The adjustments recorded in 2010 decreased the income tax expense for the three months ended September 30, 2010 whereas the adjustment recorded in 2009 resulted in an increase in income tax expense for the three months ended September 30, 2009. The slight increase in our consolidated effective tax rate for the nine months ended September 30, 2010 as compared to the same period for 2009 resulted from a discrete benefit recorded in the period due to favorable resolution of uncertain tax positions upon completion of tax audits in our foreign jurisdictions and a decrease in rate due to the statutory increase in the domestic production activities deduction for 2010. This was offset by an increase in rate due to the expiration of the U.S. research and development credit expiration after 2009 and non-deductible transaction costs.

During the nine months ended September 30, 2010 a valuation allowance of $0.6 million was recorded as part of the VisualSonics acquisition. There was no change to the valuation allowance recorded in 2009 of $1.5 million, which included a $1.2 million valuation allowance established against state NOL carryforwards acquired and a $0.3 million valuation allowance established against capital loss carryforwards.

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

7. Convertible senior notes

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

The following table summarizes the carrying value of the debt and equity components (in thousands):

	As of
	September 30, 2010	December 31, 2009
Convertible senior notes:
Outstanding	$114,745	$114,745
Debt discount	(18,799)	(22,171)

Convertible senior notes, net	$95,946	$92,574

Equity component	$33,957	$33,957

The debt discount and debt issuance costs are being amortized through July 2014. Interest expense for the amortization of debt discount and debt issuance costs was $1.2 million for the three months ended September 30, 2010 and $3.7 million year to date. Interest expense for the contractual coupon was $1.1 million for the three months ended September 30, 2010 and $3.2 million for year to date. Interest expense related to the amortization of debt discount and debt issuance costs was $1.2 million and $3.8 million for the three and nine months ended September 30, 2009. Interest expense related to the contractual coupon was $1.1 million and $3.5 million for the three and nine months ended September 30, 2009.

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

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

7. Convertible senior notes—(Continued)

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

In connection with our purchase of CDIC, we acquired long-term debt. As of September 30, 2010, we had remaining long-term debt of $0.3 million, related to two bank loans, secured by the building acquired, with fixed interest rates of 5.9% and 5.3% through July 2011, when they become adjustable. Both loans mature on August 31, 2021.

Our long-term debt is measured for disclosure only at fair value using quoted market prices (Level 1). As of September 30, 2010, the fair value of the face amount of our outstanding long-term debt (excluding the debt discount) was $128.3 million.

8. Hedging activities

We are exposed to foreign currency risk from both trade and intercompany balances denominated in currencies other than US Dollar (“USD) and from translation of our foreign subsidiaries operating results. We enter into foreign currency forward and option contracts to reduce the impact of fluctuations on earnings associated with foreign currency exchange rate changes. These foreign currencies include the Australian dollar, the British pound, the Canadian dollar, the European Union euro, and the Japanese yen. We use foreign exchange contracts to mitigate risk and do not intend to engage in speculative transactions. Currently our foreign exchange contracts do not qualify for derivative hedge accounting. We seek to manage the counterparty risk associated with engaging in foreign currency contracts by limiting transactions to counterparties with which we have established banking relationships.

We use foreign currency forward contracts to hedge a substantial portion of our receivable balances denominated in currencies other than the USD. As of September 30, 2010, we had $65.2 million in notional amount of foreign currency contracts that expire through October 29, 2010. Gains and losses in the fair value of these contracts are intended to offset the losses and gains, resulting from the changes in the underlying intercompany balances. The fair value of these contracts as of September 30, 2010 was not material to our results of operations or our financial position.

We use foreign currency forward and option contracts to hedge the impact of currency fluctuations on the translation of the financial statements of our foreign operations. As of September 30, 2010, we had $13.8 million in notional amount of foreign currency contracts expiring at various dates through June 30, 2011. The fair value of these contracts as of September 30, 2010 was not material to our results of operations or our financial position.

Recognized gains and losses are included in other income on the condensed consolidated statement of income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance Sheet Hedges:
Loss on foreign currency hedges	$(4,306)	$(2,862)	$(2,922)	$(3,612)
Gain on translation of intercompany receivables	3,960	2,555	1,854	3,468
Loss on foreign currency net income hedges	(1,198)	(340)	(551)	(378)

Loss related to hedge activities	$(1,544)	$(647)	$(1,619)	$(522)

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

9. Segment reporting

We have one reportable segment. We have integrated CDIC and are currently in the process of integrating VisualSonics into our business. We do not consider either of theses businesses as separate operating segments. We market our products in the United States and internationally through our direct sales force and our indirect distribution channels. Our chief operating decision maker evaluates resource allocation decisions and our performance based upon revenue recorded in geographic regions and does not receive financial information about expense allocation disaggregated by geographic regions. Geographic regions are determined by the shipping destination. Revenue by geographic location is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
United States	$34,886	$26,917	$91,359	$74,036
Europe, Africa and the Middle East	17,211	12,240	46,789	40,586
Latin America and Canada	5,039	5,030	14,549	15,079
Asia Pacific	11,402	9,384	33,367	27,960

Total revenue	$68,538	$53,571	$186,064	$157,661

10. Commitments and contingencies

In order to protect or enforce our patent rights, we may initiate patent litigation. Others may initiate patent litigation against us. We currently do not have any material outstanding claims that we have initiated or that have been initiated against us.

During quarter ended September 30, 2010 we took action to ensure compliance with certain contractual pricing agreements. We believe the recorded amount represents our obligation; however final settlement has not been reached with the customer. A reduction to revenue of $0.8 million was recorded for the estimated liability.

11. Accounting pronouncements issued not yet adopted

On January 4, 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires additional disclosure within the rollforward activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, ASU 2010-06 requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Level 2 and Level 3. ASU 2010-06 was adopted for the first quarter ending March 31, 2010, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements, for which disclosures are not required until first quarter of fiscal 2011. During the third quarter of fiscal 2010, we did not have any transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. The adoption of the additional disclosures for Level 1 and Level 2 fair value measurements did not have an impact on our financial position, results of operations or cash flows. We are currently evaluating the potential impact of the disclosures regarding Level 3 fair value measurements.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Act of 2010 (“the Acts”) became law. Based on our preliminary review, the Acts do not appear to create any substantial, immediate costs. Because we do not provide retirees with post-65 medical coverage, the elimination of the tax deduction related to the Medicare Part D subsidy in the Patient Protection and Affordable Care Act will not impact our consolidated financial statements. We are continuing to evaluate the impact, if any of the Acts on our financial position and results of operations. Given the scope and complexity of the legislation and the fact that extensive implementing regulations remain to be promulgated, it is difficult to predict future impacts of the passage of this legislation.

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

Our business strategy is to lead in the design, development and commercialization of high performance, innovative ultrasound technology and hand-cared ultrasound (“HCU”) systems. We intend to sustain long-term growth of our business through technological innovation, broadening of sales distribution channels, entering into and maintaining strategic relationships, expanding into new clinical and geographic markets, and delivering high-quality products to customers. We are focusing on the development of innovative products with the objective of improving patient care and efficiency through ease of use, high performance imaging, and providing quicker results to physicians and clinicians. We also are investing in research and development in existing and new lines of business and other areas that we believe may contribute to our long-term growth. Recognizing that the current uncertain state of the global economy is challenging, we are focused on increasing sales force efficiency and effective cost management.

Over the last few years, we have laid a foundation for long-term growth through expansion in four vertical markets including acute, primary care, musculoskeletal, and field medicine. We will be introducing innovative products, entering into strategic relationships, expanding into new markets, and providing high quality products with an industry-leading 5-year warranty. In fiscal year 2010, we plan to continue to build on this foundation and to execute well in key areas, including innovation in existing and new technologies, building and maintaining key relationships in distribution channels, improving sales productivity, delivering high quality products, and managing the expense structure.

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

In June, 2010 we acquired all of the outstanding stock of VisualSonics, Inc. (“VisualSonics”) a leader in high-frequency, high-resolution, ultrasound-based imaging systems (or “micro-ultrasound” systems) designed specifically for live imaging of small animals. Live imaging is a useful tool for life sciences research and for the pre-clinical stage of the drug development process. VisualSonics technology provides clinicians and research scientists with a simple method for viewing and quantifying extremely small physiological structures and for imaging living tissue with near-microscopic resolution. This business combination positions us for long-term growth in both the clinical point-of-care markets, and the pre-clinical markets.

Key opportunities include the following:

Product Innovation—Our products provide exceptional reliability, image quality, and ease of use in a lightweight design that can be hand-carried, used on a stand or mounted on a wall or ceiling. We are committed to continuing to develop our next generation of products and expanding our existing product base by using new and existing technologies. In 2010 we introduced Enhanced Needle Visualization, a significant development in ultrasound imaging that enables improved needle tracking with increased confidence during deep needle procedures. In 2009, we introduced the NanoMaxx, which is based on our fourth generation product platform, and we acquired the ICG product lines from CDIC. We will continue to release new and innovative products in 2011.

Strategic Relationships and Acquisitions—We are focused on building relationships and gaining access to products and technologies that will enable us to continue to penetrate and develop point-of-care visualization. We believe that new relationships, products, and technologies can accelerate access to customers not served by our direct sales force. Through our acquisition of VisualSonics we intend to integrate micro-ultrasound technology with our miniaturization competency and user design to deliver ultra high-frequency micro-ultrasound into clinical medicine. During the second quarter of 2010 we announced an alliance with Physio-Control, Inc., the global leader in the development and delivery of emergency medical response solutions, for the development of the point-of-care visualization market in the emergency medical services segment. During the 2010, we invested in Carticept Medical Inc. (“Carticept”), a privately held company that develops innovative injection products for the treatment of musculoskeletal injuries. We believe this relationship will expand our access to the market segment for ultrasound-guided injections.

Expansion of Cardiovascular Disease Management (“CVDM”) and Vascular Access Markets—We intend to maximize growth in CVDM through the introduction of new products, expansion of our sales force domestically and internationally. We also intend to expand our presence in the vascular market through the growth of sales of NanoMaxx, our most recently released product.

Results of Operations

Our results of operations for the three and nine months ended September 30, 2010 and 2009 include operating results from CDIC, which was acquired in August 2009 and VisualSonics, which was acquired on June 30, 2010. The following financial information sets forth our results of operations and is derived from our condensed consolidated financial statements (in thousands except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Revenue	$68,538	100.0%	$53,571	100.0%	$186,064	100.0%	$157,661	100.0%
Cost of revenue	19,675	28.7	16,021	29.9	53,150	28.6	48,033	30.5

Gross margin	48,863	71.3	37,550	70.1	132,914	71.4	109,628	69.5
Operating expenses:
Research and development	8,455	12.3	6,497	12.1	23,263	12.5	21,569	13.7
Selling, general and administrative	35,320	51.5	28,764	53.7	95,745	51.5	82,151	52.1
License income and litigation settlement	—	—	—	—	—	—	(924)	(0.6)

Total operating expenses	43,775	63.9	35,261	65.8	119,008	64.0	102,796	65.2

Operating income	5,088	7.4	2,289	4.3	13,906	7.5	6,832	4.3
Other loss	(3,799)	(5.5)	(3,013)	(5.6)	(8,498)	(4.6)	(5,486)	(3.5)

Income (loss) before income taxes	1,289	1.9	(724)	(1.4)	5,408	2.9	1,346	0.9
Income tax provision (benefit)	347	0.5	(484)	(0.9)	1,208	0.6	298	0.2

Net income (loss)	$942	1.4%	$(240)	(0.4)%	$4,200	2.3%	$1,048	0.7%

Revenue

Overall revenue increased for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009. The increase for the three months ended September 30, 2010 was attributable to revenue growth from the acquisition of VisualSonics and organic growth in all sales channels, U.S. Direct, Enterprise, and International. The performance for the nine months ended September 30, 2010 was attributable to revenue growth from the acquisition of VisualSonics, organic growth from the U.S. Direct and International channels, a decline in revenue from the Enterprise channel, and a favorable impact from exchange rates of 1.1%. Revenue is as follows (in thousands except percentages):

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2010	2009		2010	2009
Revenue:
United States	$31,266	$26,918	16.2%	$88,237	$74,037	19.2%
International	28,560	26,653	7.2	89,115	83,624	6.6
VisualSonics	8,712	—	100.0	8,712	—	100.0

Total revenue	$68,538	$53,571	27.9%	$186,064	$157,661	18.0%

United States

U.S. revenue for three months ended September 30, 2010 increased by 16.1% compared to the three months ended September 30, 2009 due primarily to an increase in direct sales and enterprise sales. U.S. revenues for the nine months ended September 30, 2010 increased by 19.2% due primarily to an increase in direct sales offset by a decrease in enterprise sales. Both the three months and nine month ended September 30, 2010 were impacted by a reduction to revenue of $0.8 million related to a contractual pricing adjustment.

International

International revenue for the three months ended September 30, 2010 increased by 7.2% compared to the three months ended September 30, 2009 due primarily to increased revenues from Asia Pacific, Europe, Africa and the Middle East. These increases were offset by decreased revenues in Canada and Latin America over the three months ended September 30, 2009. Changes in exchange rates had a marginal impact on revenue for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. For the nine months ended September 30, 2010 revenue increased 6.6% compared to the nine months ended September 30, 2009 due primarily to increased revenues from Asia Pacific, Europe, Africa and the Middle East, over the nine months ended September 30, 2009. These increases were offset by decreased revenues in Canada and Latin America over the nine months ended September 30, 2009. Changes in exchange rates had a combined 2.2% favorable impact on revenue for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

VisualSonics

On June 30, 2010, we acquired all of the outstanding stock of VisualSonics. Revenue from VisualSonics for both the three months ended and the nine months ended September 30, 2010 was $8.7 million.

Fiscal Year 2010 Outlook

We expect revenue to increase with the inclusion of VisualSonics in 2010 compared to 2009. We expect to introduce new products and features, to develop the cardiovascular disease market, and to continue international expansion. Our revenue may be negatively impacted by economic factors. The expansion of our four vertical markets including acute, primary care, muscular skeletal, and field medicine, may not be as successful as anticipated and we may encounter regulatory and other issues in the approval and sale of our products. Introduction of new products may not be as successful as anticipated. Our revenue may also be impacted by fluctuations in foreign currency exchange rates in the countries in which we sell our products. Increased competition may also impact our anticipated revenue growth. We currently face competition from larger companies that manufacture cart-based and portable ultrasound systems and have greater financial and other resources.

Gross margin

	Three Months Ended September 30,		Percentage of Revenue		Nine Months Ended September 30,		Percentage of Revenue
	2010	2009	2010	2009	2010	2009	2010	2009
Gross margin	$48,863	$37,550	71.3%	70.1%	$132,914	$109,628	71.4%	69.5%

Gross margin for the three months ended September 30, 2010 increased by 1.2 percentage points compared to the three months ended September 30, 2009 due to improved sales mix, license revenue, offset by the contractual pricing adjustment of $0.8 million and the slightly lower margins of VisualSonics. Currency impact for the three months ended September 30, 2010 was negligible. Gross margin for the nine months ended September 30, 2010 increased by 1.9 percentage points compared to the nine months ended September 30, 2009 due to improved sales mix, license revenue, and a favorable foreign currency impact of approximately 0.3%, offset by the contractual pricing adjustment of $0.8 million and the slightly lower margins of VisualSonics.

Fiscal Year 2010 Outlook

We expect gross margins with the inclusion of VisualSonics in 2010 to range between 70% and 71%. Increased competition from existing and new competitors as well as pricing pressure due to economic conditions could result in lower average realized prices which could lower our gross margin. Our gross margin can be expected to fluctuate in future periods based on the mix of business between direct, government and distributor sales; mix of U.S. and international sales; and our product and accessories sales mixes. Our gross margin may also be impacted by fluctuations in foreign exchange rates. Changes in our cost of inventory may also impact our gross margin. Adjustments to reduce carrying costs are recorded for obsolete material, earlier generation products and used or refurbished products held either as saleable inventory or as demonstration product. Our cost to provide warranty services may increase if we experience an increase in failure rates or replacement costs differ from our estimates. If market conditions change or the introduction of new products by us or our competitors impacts the market for our previously released products, we may be required to write down the carrying value of our inventory, resulting in a negative impact on gross margins. We rely on our sales forecasts by product to determine production volume. To the extent our sales forecasts or product mix estimates are inaccurate, we may produce excess inventory or experience inventory shortages, which may result in an increase in our cost of revenue, a decrease in our gross margin or lost sales.

Operating expenses

	Three Months Ended September 30,		Percentage of Revenue		Nine Months Ended September 30,		Percentage of Revenue
	2010	2009	2010	2009	2010	2009	2010	2009
Research and development	$8,455	$6,497	12.3%	12.1%	$23,263	$21,569	12.5%	13.7%
Sales, general and administrative	$35,320	$28,764	51.5%	53.7%	$95,745	$82,151	51.5%	52.1%
License income and litigation settlement	$—	$—	—	—	$—	$(924)	—	(0.6)%

Research and development expenses were $8.5 million for the three months ended September 30, 2010, compared to $6.5 million for the three months ended September 30, 2009. The increase for the three months September 30, 2010 compared to the prior year was primarily attributable an increase in materials costs, outside services, payroll expenses and the addition of VisualSonics. For the nine months ended September 30, 2010 research and development expenses were $23.3 million compared to $21.6 million for the nine months ended September 30, 2009. The increase for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily attributable to an increase in outside services, payroll expenses, travel, and the addition of VisualSonics, offset by a decrease in material costs and depreciation.

Sales, general and administrative expenses were $35.3 million for the three months ended September 30, 2010, compared to $28.8 million for the three months ended September 30, 2009. The increase for the three months September 30, compared to the prior year was primarily attributable to the addition of VisualSonics and associated acquisition and integration costs, as well as restructuring costs of $0.7 million. For the nine months ended September 30, 2010 sales, general and administrative expenses were $95.7 million for the nine months ended September 30, 2010, compared to $82.2 million for the nine months ended September 30, 2009. The increase for the nine months September 30, 2010 compared to the prior year was primarily attributable to the addition of VisualSonics and associated acquisition and integration costs, as well as restructuring costs of $0.7 million, offset by decreased stock based compensation expense and decreased legal costs.

License income and litigation settlement was $0.9 million for the nine months ended September 30, 2009 resulting from the settlement of patent dispute.

Fiscal Year 2010 Outlook

We anticipate that operating expenses will be higher in 2010 compared to 2009 due to acquisition costs of VisualSonics and the addition of the operations of CDIC and VisualSonics for the entire year.

Other loss

	Three Months Ended September 30,		Percentage of Revenue		Nine Months Ended September 30,		Percentage of Revenue
	2010	2009	2010	2009	2010	2009	2010	2009
Other loss	$3,799	$3,013	(5.5)%	(5.6)%	$8,498	$5,486	(4.6)%	(3.5)%

Total other loss was $3.8 million for the three months ended September 30, 2010, compared to $3.0 million for the three months ended September 30, 2009. The increase for the three months September 30, 2010 compared to the prior year was due to lower interest income resulting from lower cash and investment balances, offset by higher foreign exchange hedge losses. Other losses were $8.5 million for the nine months ended September 30, 2010, compared to $5.5 million for the nine months ended September 30, 2009. The increase for the nine months September 30, 2010 compared to the prior year was primarily attributable a gain on debt repurchase of $1.5 million recorded in the prior year, lower interest income resulting from lower cash and investment balances, offset by higher foreign exchange hedge losses.

Fiscal Year 2010 Outlook

We anticipate that other loss will increase in 2010 compared to 2009 due to the gain on debt repurchase recorded in the prior year and lower interest income resulting from lower cash and investment balances, as well as weakening the US dollar.

Income tax provision (benefit)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income tax provision (benefit)	$347	$(484)	$1,208	$298
Effective tax rate	26.9%	66.9%	22.3%	22.1%

The income tax provision (benefit) is based on a blended federal and state rate applied to U.S. income and the applicable foreign rates applied to foreign income. The decrease in our consolidated effective tax rate for the three months ended September 30, 2010 as compared to the same period in 2009 was primarily due to adjustments to our income tax provision after the filing of the US Federal income tax returns. During the three months ended September 30, 2010 and 2009, we filed our US federal income tax returns and revised the estimated amounts recorded in the income tax provision. The adjustments recorded in 2010 decreased the income tax expense for the three months ended September 30, 2010 whereas the adjustment recorded in 2090 resulted in an increase in income tax expense for the three months ended September 30, 2009. The slight increase in our annual effective tax rate for the nine months ended September 30, 2010 as compared to the same period for 2009 resulted from an increase in rate due to the expiration of the U.S. research and development credit expiration after 2009 and non-deductible transaction costs. This was offset by a discrete benefit recorded in the period due to favorable resolution of uncertain tax positions upon completion of tax audits in our foreign jurisdictions and a decrease in rate due to the statutory increase in the domestic production activities deduction for 2010.

In the nine months ended September 30, 2010, we recorded discrete tax benefits of $1.2 million related to favorable resolution of uncertain tax positions upon completion of tax audits in our foreign jurisdictions. The recording of these discrete items in the first nine months of 2010 results in an overall year-to date effective tax rate of 22.3%.

Fiscal Year 2010 Outlook

We anticipate that our consolidated effective tax rate will be 36% for fiscal year 2010, however, if the research and development credit is reinstated by U.S. Congress during 2010, and we would expect the effective tax rate to decrease.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $71.7 million as of September 30, 2010, compared to $183.1 million as of December 31, 2009. Cash and cash equivalents were primarily invested in money market accounts. We have no short-term investment securities as of September 30, 2010, compared to $74.7 million as of December 31, 2009. Investment securities generally consisted of corporate debt. We had the ability to hold our securities until maturity; however, we classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies.

Cash Flows

	Nine Months Ended September 30,
	2010	2009
Net cash provided by (used in):
Operating activities	$17,527	$8,911
Investing activities	4,105	23,077
Financing activities	(131,354)	(25,532)
Effect of exchange rate changes on cash and cash equivalents	(1,594)	(4,679)

Net change in cash and cash equivalents	$(111,316)	$1,777

Operating activities provided cash of $17.5 million for the nine months ended September 30, 2010, compared to $8.9 million for the nine months ended September 30, 2009. The increase in cash flows from operating activities for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was attributable to improved net income, decreased noncash charges and a net increase in working capital.

Investing activities provided cash of $4.1 million for the nine months ended September 30, 2010, compared to $23.1 million for the nine months ended September 30, 2009. The decrease in cash provided by investing activities for the nine months ended September 30, 2010 compared to September 30, 2009 was due primarily to our $61.2 million acquisition of VisualSonics and our $8.0 million investment in Carticept, partially offset by an increase in net cash provided by maturities of investment securities.

Financing activities used cash of $131.4 million for the nine months ended September 30, 2010, compared to $25.5 million for the nine months ended September 30, 2009. The increase in cash used in financing activities for the nine months ended September 30, 2010, compared to September 30, 2009, resulted primarily from $126.1 million in repurchases of our stock and the repayment of VisualSonics long-term debt of $8.9 million, compared to convertible debt repurchases of $25.8 million for the nine months ended September 30, 2009.

We believe that our existing cash and cash generated from operations will be sufficient to fund our operations, capital expenditures and repurchases of convertible debt or our stock for the foreseeable future. Nevertheless, we may experience an increased need for additional cash due to:

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

Revenue Recognition. On January 1, 2010, we adopted new revenue recognition accounting guidance, which removes tangible products from the scope of the software revenue guidance if the products contain both software and non-software components that function together to deliver a product’s essential functionality. It also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. Concurrently, we adopted guidance that provides principles and application direction on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. It also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements.

Revenue from the sale of products that contain both software and non-software components that function together to deliver a product’s essential functionality is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. Generally, we recognize revenue on products and accessories when goods are shipped under an agreement with a customer, risk of loss and title have passed to the customer, sales returns are estimable and collection of any resulting receivable is considered reasonably assured. For extended warranty service contracts, revenue is recognized as services are provided or over the term of the contract.

Revenue is recorded net of any discounts, trade-in allowances, and estimated returns. We estimate returns by reviewing our historical returns, considering customer reaction to new product introductions and current economic conditions. We recognize licensing revenue using the proportional performance method, a ratable recognition approach over the life of the license.

Our sales arrangements may contain multiple elements, which include hardware, software and services including training. In multiple-element arrangements, consideration is required to be measured and allocated among separate units of accounting. Our units of accounting include systems with software required for the essential functionality of the system, transducers, extended service contracts, software not essential to the functionality of our products, and training.

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

Investment: We hold an investment in an entity where we own less than twenty percent of the voting equity and do not exercise significant influence over operating and financial policies of the entity is accounted for using the cost method. In October 2010 our chief executive officer was elected to Carticept board of directors. The evaluation of whether we exert significant influence over the entity involves judgment considering the various terms of the arrangement. Our investment is in a company that is not publicly traded and, therefore, no established market for their securities exists. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstance that may have a significant adverse affect on the fair value of the investment. If we believe that the carrying value of an investment is in excess of estimated fair value, our policy is to record an impairment charge to adjust the carrying value to estimated fair value, if the impairment is deemed other-than-temporary.

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

Goodwill and other intangible assets. We evaluate goodwill for impairment annually during the fourth quarter, or more frequently if facts and circumstances indicate reporting unit carrying values exceed its estimated fair value. Intangible assets subject to amortization, which consist mainly of customer relationships, acquired technology, trademarks, and non-compete agreements, are amortized using the straight-line method over their estimated useful lives of three to seven years. Indefinite-lived intangible assets are tested for impairment annually and more frequently if facts and circumstances indicate that the asset might be impaired. An impairment in the carrying value of an intangible asset is recognized whenever anticipated future undiscounted cash flows from an intangible asset are estimated to be less than its carrying value.

Upon completion of the December 2009 annual impairment assessment, we determined that no impairment was indicated as the estimated fair value of each of the reporting units exceeded its respective carrying value. As of September 30, 2010, we do not believe any significant indicators of impairment exist for our goodwill that would require additional analysis before our next annual evaluation. Significant management judgment is required in the forecasts of future operating results that are used in our impairment evaluations. These estimates are consistent with the plans and estimates used to manage our business. It is possible, however, that plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur future impairment charges.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

We are exposed to market risk relating to changes in interest rates, which could adversely affect the value of our investments.

As of September 30, 2010, our investment portfolio consisted of $60.6 million of interest-bearing money market accounts. We believe that the impact on the fair market value of our securities and related earnings for 2010 from a hypothetical 10% increase or decrease in market interest rates would not have a material impact on the investment portfolio.

Foreign currency risk

Because of our international presence, we are exposed to foreign currency risk from both trade and intercompany balances denominated in currencies other than US Dollar (“USD”) and from translation of our foreign subsidiaries operating results. We enter into foreign currency forward and option contracts to reduce the impact of fluctuations on earnings associated with foreign currency exchange rate changes. These foreign currencies include the Australian dollar, the British pound, the Canadian dollar, the European Union euro, and the Japanese yen. We use foreign exchange contracts to mitigate risk and do not intend to engage in speculative transactions. Currently our foreign exchange contracts do not qualify for derivative hedge accounting. We seek to manage the counterparty risk associated with engaging in foreign currency contracts by limiting transactions to counterparties with which we have established banking relationships.

A sensitivity analysis of a change in the fair value of these contracts, totaling $79.0 million in notional amount, indicates that if the USD weakened by 10% against the applicable foreign currency, the fair value of these contracts would decrease by approximately $7.9 million. Conversely, if the USD strengthened by 10% against the applicable foreign currency, the fair value of these contracts would increase by approximately $7.8 million. The offsetting gains and losses resulting from the changes in the intercompany balances as described above are not reflected in the sensitivity analysis above.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of September 30, 2010, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 (e) and 15d-15 (e) of the Securities Exchange Act of 1934 (the Exchange Act), and they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

We may explore the possible acquisition of one or more medical device companies or medical device products or technologies in an effort to expand our product portfolio, expand our sales channels, create international operating leverage, improve marketing and other efficiencies or leverage manufacturing and supply chain economics. If we are unable to identify suitable acquisition candidates or to successfully consummate and integrate acquisitions into our business, our ability to grow our business may be affected.

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

We depend on group purchasing organizations and U.S. governmental agencies for significant revenues. These groups represent 79.8% of our U.S. revenues. The multi-year agreements with these entities are complex, and include contractual pricing limitations, and required fees. These agreements provide access to customers and contain provision related to pricing, usage, cost-effectiveness, and use of competitor products. This enhanced purchasing power may also lead to pressure on pricing and increased use of preferred vendors. In addition, our status as a U.S. government contractor requires us to comply with numerous laws and regulations. We intend to continue to expand use of these contracts and negotiate renewals of existing agreements. However if we do not manage these relationship effectively, renew on satisfactory terms or fulfill the contractual and legal requirements with the group purchasing organizations and U.S. governmental agencies, our ability to sell to them could be restricted or terminated and our results could be adversely affected. During quarter ended September 30, 2010 we determined that we were not meeting the requirements of certain contractual pricing agreements. A non-recurring charge to revenue of $0.8 million was recorded for the estimated liability.

We derive a significant portion of our revenue from foreign sales and are subject to the risks of doing business in other countries.

We have thirteen wholly owned subsidiaries located in the following countries: Australia, Canada, China, France, Germany, India, Italy, Japan, Spain, Singapore and the United Kingdom. The percentage of our total revenue originating outside the United States equaled 54%, 51% and 49% for the years ended December 31, 2009, 2008 and 2007, respectively. Successful maintenance of these international operations requires us to:

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

Total sales denominated in a currency other than USD were $61.3 million or 32.9% of our total consolidated revenue and total expenses denominated in a currency other than USD were $31.1 million or 26.1% of our total consolidated operating expenses for the nine months ended September 30, 2010. As a result, our results of operations could be adversely affected by certain movements in exchange rates. Although we take steps to hedge a portion of our net foreign currency exposures, there is no assurance that our hedging strategy will be successful or that the hedging markets will have sufficient liquidity or depth for us to implement our strategy in a cost effective manner. . Additionally, we seek to manage the counterparty risk associated with engaging in foreign currency contracts by limiting transactions to counterparties with which we have established banking relationships. In addition, as of September 30, 2010, 66.6% of our accounts receivable balance was from international customers, of which 58.8%, or $27.0 million, was denominated in a currency other than USD. Although we regularly review our receivable positions in foreign countries for any indication that collection may be at risk, our revenue from international sales may be adversely affected by longer receivables collection periods and greater difficulty in receivables collection.

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

For the nine months ended September 30, 2010, our revenue increased to $186.1 million from $157.7 million for the nine months ended September 30, 2009. We intend to continue to grow our business; however, we may be unable to sustain or increase our revenue or profitability on a quarterly or annual basis. We may incur losses if we cannot increase or sustain our revenue. Additionally, operating expenses would increase if we continue to pursue acquisitions of companies or technologies to further our growth.

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

The final assembly and testing of our products is done at both our Bothell, Washington factory and at our VisualSonics factory in Toronto, Ontario, Canada, where we integrate different components manufactured by various suppliers. If we encounter supplier, regulatory, engineering or technical difficulties in manufacturing on account of events at our factory or our suppliers’ factories, we may incur delays in delivery of these products to customers and that could adversely affect our revenues.

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

Much of our value arises out of our proprietary technology and intellectual property for the design, manufacture and use of point-of-care ultrasound imaging systems, including development of point-of-care high frequency micro ultrasound technology, and pre-clinical high frequency micro ultrasound systems. We rely on patent, copyright, trade secret and trademark laws to protect our proprietary technology and limit the ability of others to compete with us using the same or similar technology. Third parties may infringe or misappropriate our intellectual property, which could harm our business.

We currently hold 145 U.S and foreign patents relating to our technology. We also license a number of patents from academic institutions, other commercial entities and licensing organizations, including key patents relating to our high frequency micro ultrasound technology and our LumenVu technology. A number of other patents are pending in the United States and in foreign jurisdictions. Although we enter into confidentiality agreements with our employees, consultants and strategic partners, and generally control access to and distribution of our proprietary information, the steps we have taken to protect our intellectual property may not prevent misappropriation. In addition, we do not know whether we will be able to defend our proprietary rights since the validity, enforceability and scope of protection of proprietary rights is still evolving.

Policing unauthorized use of our intellectual property is difficult, costly and time-intensive. We may fail to prevent misappropriation of our technology, particularly in countries where the laws may not protect our proprietary rights to the same extent as do the laws of the United States. If we cannot prevent other companies from using our proprietary technology or if our patents are found invalid or otherwise unenforceable, we may be unable to compete effectively against other manufacturers of ultrasound systems, which could decrease our market share. In addition, the breach of a patent licensing agreement by us may result in termination of a patent license.

We may incur greater than expected warranty expense.

We expect our warranty liability and expense to continue to increase significantly due to the five-year warranty offered with the NanoMaxx, S Series and M-Turbo, MicroMaxx and BioZ systems. Should actual failure rates and repair or replacement costs differ from our estimates, additional warranty expense may be incurred and our financial results may be materially affected.

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

Our cash and cash equivalents made up over 22.6% of our total assets as of September 30, 2010. Although our holdings are liquid, economic factors could impact the liquidity of our portfolio and result in additional impairments to our investment portfolio, which could negatively affect our financial condition, cash flow and reported earnings.

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

Product liability and other claims initiated against us and product field actions could increase our costs, delay or reduce our sales and damage our reputation, adversely affecting our financial condition.

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

Item 6.	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Bylaws of SonoSite, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURE

Pursuant to the requirements of Section 13 or 15 d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOSITE, INC. (Registrant)

Dated: November 8, 2010	By:	/S/ MARCUS Y. SMITH
Marcus Y. Smith
Senior Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)