Form 10-K
period 2010-12-31
SONOSITE INC
filed 2011-03-16
CIK 1055355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sale price of the registrant’s Common Stock on June 30, 2010 as reported on the Nasdaq National Market, was $346,077,099.

As of February 23, 2011, there were 13,609,334 shares of the registrant’s common stock outstanding.

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

SONOSITE, INC.

ANNUAL REPORT ON FORM 10-K

Trademarks

SonoSite, the stylized SonoSite logo, iLook, SonoHeart, SonoMB, LumenVu, TITAN, SonoCalc, MicroMaxx, M-Turbo, and NanoMaxx, are all registered trademarks of SonoSite, Inc. S Series, 180PLUS, 180, S-FAST, S-Nerve, S-ICU, S-Cath, S-MSK, S-GYN, S-Women’s Health, ColorHD, and Education Key are trademarks of SonoSite, Inc. CardioDynamics, BioZ Advasense, BioZ Dx, and BioZ are registered trademarks of CardioDynamics International Corporation. VisualSonics and Vevo are registered trademarks of VisualSonics Inc. All other brand names, trademarks or service marks referred to in this report are the property of their owners.

PART I

Our disclosure and analysis in this report and in our 2010 Annual Report to shareholders, of which this report is a part, contain forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

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

The large size, weight and complexity of traditional cart-based ultrasound systems typically require a highly trained specialist to perform the examination in a centralized imaging department, such as a hospital’s radiology department. Our intent is to enable clinicians to use ultrasound in a variety of clinical settings by developing each potential market based on three fundamental tenets: (i) the design of high performance, easy to use system hardware, software and transducers with application-specific settings and capabilities; (ii) the provision of educational training that ensures appropriate use of the equipment in the clinical setting; and (iii) the support of professional institutions and ultrasound thought leaders in the completion of use protocols and clinical research that accelerates the adoption of HCU to improve patient outcomes. By providing ultrasound at the primary point-of-care, our systems expedite diagnosis and treatment in acute and critical care settings and provide visual guidance for interventional procedures. In outpatient settings, our systems can eliminate delays associated with the outpatient referral process. This increased accessibility is changing clinical practice, improving patient care and safety and has the potential to reduce healthcare costs through earlier diagnosis of diseases and conditions.

We design our products for applications where ultrasound has not typically been used such as emergency medicine, surgery, critical care, internal medicine, musculoskeletal, and vascular access procedures as well as for imaging in traditional applications, such as radiology, cardiology, vascular medicine and obstetrics and gynecology (“OB/Gyn”). In addition, the U.S. military has successfully deployed our systems in traditional hospital settings, field hospitals and forward surgical teams in war zones and areas of conflict. We began shipping our first products in September 1999 and today have an installed base of approximately 62,000 systems worldwide.

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

On August 14, 2009, we acquired all of the outstanding stock of CardioDynamics International Corporation (“CDIC”), a leader in impedance cardiography (“ICG”) for noninvasive hemodynamic assessment that develops, manufactures, and sells ICG devices and sensors. The BioZ Dx® impedance cardiography system provides non-invasive assessment of cardiac output and other hemodynamic parameters that aid physicians in the diagnosis and treatment of cardiovascular disease. The business combination enables us to expand our distribution platform and product offerings.

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

Medical Ultrasound Imaging

Ultrasound uses low power, high-frequency sound waves to provide noninvasive, real-time images of the body’s soft tissue, organs and blood flow. Ultrasound can be cost effective by eliminating the need for more time intensive, invasive and expensive procedures and allowing for earlier diagnosis of diseases and conditions. Further, it does not expose the patient to ionizing radiation that is present in X-ray and computed tomography technology. To generate an ultrasound image, a clinician places the transducer on the skin or in a body cavity near or by the targeted area of interest. Tissues and bodily fluids reflect the sound waves emitted by the transducer, which then receives these reflections. Based on these reflections, the ultrasound system’s beamformer measures and organizes the sound waves and produces an image for visual examination, using digital or analog signal processing, or a combination of the two. Broadband digital signal processing technology, such as that used by our products, allows an ultrasound system to obtain and process greater amounts of information. Accordingly, digital ultrasound systems produce higher resolution images than analog and hybrid analog/digital ultrasound machines.

Standard ultrasound imaging produces a two-dimensional image, known as grayscale or 2D imaging, which physicians use to diagnose stage and monitor disease states and conditions. Color doppler technology expands standard ultrasound imaging by generating a colorized image showing the presence and direction of blood flow. Through the use of software algorithms in the ultrasound system, clinicians can provide a quantitative assessment of anatomical structures and physiological functions such as blood flow velocity and cardiac ejection fraction.

ICG Technology

The ICG technology we acquired in 2009 makes it possible to measure the heart’s mechanical, or blood flow, characteristics. By using our products, physicians have an easy, noninvasive, safe, painless and cost-effective way to monitor the heart’s ability to deliver blood to the body.

Our BioZ® products use four BioZ Advasense® ICG sensors (two on the neck and two on the chest) to deliver a high-frequency, low magnitude, alternating current through the chest that is not felt by the patient. Our BioZ Dx ICG Monitor uses proprietary processing methods to measure changes in impedance to the electrical signal, which are then applied to an algorithm to provide cardiac output, the amount of blood pumped by the heart in one minute. Additional parameters that are provided indicate blood flow from the heart, the resistance the heart is pumping against, the force with which the heart is contracting, and the amount of fluid in the chest. These parameters are printed on a report that allows the doctor to customize and optimize treatment for a particular patient.

Ultra High-resolution Imaging

The ultra high-resolution imaging technology that we acquired in 2010 is designed specifically for in vivo imaging of small animals conducted during life sciences research and the pre-clinical stage of the drug development process. The drug development process is broadly divided into three stages: drug discovery, pre-clinical studies and clinical studies. Before a particular drug can be tested on humans, its safety and efficacy must be assessed in the pre-clinical drug development stage. The physics of ultrasound involve trade-offs between image resolution and depth of penetration. Conventional ultrasound systems used in human (or clinical) applications operate in the three to fifteen MHz frequency range, provide spatial resolution down to 300 microns (or 0.3 millimeters), and penetrate to a depth of 80 millimeters. These specifications are sufficient, for example, to image a human fetus. Conversely, when imaging a small animal such as a mouse, much higher resolution is necessary to provide useful images while depth of penetration is not required. Our ultra high-frequency system has a spatial resolution down to 30 microns or 3 centimeters.

Our Markets

According to a report by InMedica, a market research company that focuses on the medical device industry, the worldwide ultrasound market for compact HCU was $810.9 million in 2009, excluding upgrades and services. In the report, InMedica projected that the compact HCU market would grow to $1.3 billion in 2014, representing a compounded annual growth rate of approximately 16.2%. According to the report, compact HCU has benefited from the economic downturn by providing budget minded healthcare providers with cost-effective equipment containing improved image quality and features over more expensive cart-based systems. The compact HCU market segment remains the fastest growing sector of the ultrasound market and is being driven by the identification of new clinical applications and expansion into new geographic regions.

Our markets can be classified by location and clinical application. From a location perspective, we see our growth continuing to come from further penetration into the hospital market, the major source of our revenue today. We see strong growth opportunities from sales into the clinic or physician’s office, as well as into alternative care sites. On a clinical application basis, we see growth in “non-traditional” or point-of-care ultrasound markets such as anesthesia and critical care. In the clinic or private practice office setting, we believe that slower growth in the more traditional markets, such as radiology, cardiology and OB/Gyn, will be offset by accelerating growth trends and interest in other physician office settings. We consider the use of HCU in the field medicine applications such as the military and disaster settings as growing opportunities.

Our Strategy

Our goal is to lead in the design, development and commercialization of high-performance, innovative ultrasound technology and HCU systems. We plan to increase our share in markets that we currently serve and also seek growth by entering new markets with significant opportunities. Our strategy to achieve our objectives consists of the following key elements:

•	Continue to lead the HCU market by building upon and expanding product and technology leadership. We believe our products represent the most advanced and innovative technology available in HCU systems. We are committed to continuing to expand this technological advantage by further enhancing our existing products and creating new ones. As of December 31, 2010, we employed approximately 180 people in research and development. Since our inception in 1998, we have introduced four generations of our hand-carried technology, which have improved performance and expanded clinical capabilities of our systems. The NanoMaxx system, based on our fourth generation ASIC technology platform, incorporates proprietary technology, advanced imaging technologies, including ColorHD™ to deliver exceptional image quality in a lightweight, rugged form factor. M-Turbo and S Series ultrasound tools, also based on our fourth generation technology, provide scalable technology platforms that will enable us to deliver products to specific clinical applications that vary by size, cost and performance.

•	Maximize the productivity of our direct sales force. As of December 31, 2010, we employed over 242 direct sales representatives in the U.S., Australia, Canada, France, Germany, India, Italy, Japan, Spain and the United Kingdom. To further enhance the productivity of our direct sales force, we will continue to:

•	invest in training and educating our sales force;

•	maximize sales to our installed base;

•	provide education to increase market awareness and generate new customer leads; and

•	expand our strategic alliances.

•

Pursue strategic relationships. We are focused on building relationships and gaining access to products and technologies that will enable us to continue to penetrate and develop point-of-care visualization. We believe that new relationships, products, and technologies can accelerate market penetration to customers not served by our direct sales force. Through our acquisition of VisualSonics we intend to integrate micro-ultrasound technology with our miniaturization competency and user design to deliver ultra high-frequency micro-ultrasound into clinical medicine. In 2010, we announced an alliance with Physio-Control, Inc., the global leader in the development and delivery of emergency medical response solutions, for the development of the point-of-care visualization market in the emergency medical services segment. During 2010, we invested in Carticept Medical Inc.

(“Carticept”), a privately held company that develops innovative injection products for the treatment of musculoskeletal injuries. We believe this relationship will expand our access to the market segment for ultrasound-guided injections.

•	Drive our technology to expand presence into cardiovascular disease management and vascular access. With the acquisition of the BioZ technology, we have entered the market for cardiovascular disease management (“CVDM”). We will expand our CVDM and vascular access markets by:

•	driving ultrasound sales into new markets;

•	maximizing sales of impedance cardiography technology;

•	expanding our sales force; and

•	introducing new CVDM technology.

We believe that the performance, mobility, durability and cost effectiveness of our products are resulting in the creation of new clinical markets for us. We believe that new markets will continue to offer us significant potential for additional growth.

Our Products

Our current product portfolio consists of the NanoMaxx ultrasound tool, the M-Turbo system, the S Series ultrasound tools, the MicroMaxx system, the TITAN system, the BioZ Dx system. All SonoSite ultrasound systems offer a digital beamformer, broadband imaging, an integrated color display, a control panel, an alphanumeric keyboard and multiple caliper measurement tools. Each of the systems provides 2/D velocity color doppler, color power doppler, M-mode, pulse wave and continuous wave doppler imaging. All systems (except for the iLook®) can be used with certain transducers that are capable of providing Tissue Harmonic Imaging, which uses high-frequency imaging to optimize gray scale differentiation and optimize overall image quality. All systems (except for iLook) support basic ECG (electrocardiogram) synchronization to image gathering, essential for understanding cardiac cycle and anatomical variations. Image storage, image documentation to video printer or video recorder and direct personal computer connectivity are available on all SonoSite platforms. All systems are capable of operating on battery power when needed and are designed for the rigors of mobile use. We make and sell a broad array of transducers to use with our systems to address a full range of clinical applications.

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

With the acquisition of VisualSonics, our product family now includes the Vevo® 770 and the Vevo 2100 micro-imaging systems. The Vevo high-frequency ultrasound technology enables in vivo, real-time, high resolution (as low as 30 microns) visualization and quantification of small animal anatomical targets, hemodynamics, and therapeutic interventions. The Vevo 2100 system expands the functionality, flexibility and image quality of the Vevo 770 system with MICROSCAN solid-state array transducers. MICROSCAN linear array transducers provide increased frame rates, superb contrast, and a wider field of view enabling detailed quantification and assessment of targets. Additionally, advanced software functionality such as color doppler, contrast imaging with micro-bubbles, strain analysis, multiple imaging and processing modes render the Vevo 2100 system to the be the ideal multi-disciplinary in vivo imaging solution for all preclinical research needs.

The following is a summary of our product platforms:

NanoMaxx Ultrasound Tool. The NanoMaxx system, first shipped in July 2009 and based on our fourth generation technology platform, weighs 6 pounds. It has 5 transducers and can be configured to support a wide range of examinations and procedures including thoracic assessment for hemothorax, hydrothorax and pneumothorax, vascular access, needle aspirations and injections, as well as abdominal, cardiac, nerve, OB/Gyn, musculoskeletal, small parts and vascular scanning. The NanoMaxx system features a touch screen that responds easily to the tap of a finger, and one button optimization. A 5-year warranty comes standard on the system and most of the transducers.

M-Turbo System and S Series Ultrasound Tools. The M-Turbo and S Series products, first shipped in December 2007, deliver an exponential increase in processing power for superior image clarity across all exam types, plus seamless connectivity for digital image export in a rugged, easy to use form factor. Clinicians can export images easily to a USB storage device in standard PC formats for review or storage on a Windows® PC or Mac® computers.

The M-Turbo system, at 7.5 pounds and a complement of 14 transducers, can be configured for the full range of clinical and procedural guidance applications at the point-of-care including abdominal, nerve, vascular, cardiac, venous access, small part and superficial imaging.

The S Series ultrasound systems are the first ultrasound tools customized to specific clinical applications and designed to be wall or ceiling mounted or can be used from a stand. With the S Series products, clinicians need only to manipulate two controls—depth and gain—to get the image they need. Transducers, exam settings, software and algorithms are all specialized for the specific clinical application. Weighing 9.4 pounds, the S Series ultrasound tools—S-FAST™ for emergency medicine, S-Nerve™ for regional anesthesia, S-ICU™ for critical care and S-Cath™ for interventional radiology and cardiac cath labs. In 2008, SonoSite introduced the S-MSK™ system for musculoskeletal applications, and the S-GYN™ and S-Women’s Health™ systems.

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

We also offer accessories and clinical education programs including:

•	Accessories. We offer a wide selection of accessories for our products. These include mobile docking stations, multiple transducer connections, image transfer and management software, printers, video recorders, auxiliary monitors, storage devices, carrying cases and disposable supplies.

•	Specialized training and education. We develop education programs independently and in partnership with numerous medical societies and other recognized experts in ultrasound education to provide courses for our customers through the SonoSite Institute for Training and Education. We have pioneered a unique online education site, which has been developed for the benefit of existing customers in the traditional and emerging markets that are new to the routine use of ultrasound. Additionally, with the introduction of the M-Turbo and S Series products we developed the Education Key™ program—a USB thumb drive that contains a combination of system operation video tutorials, application-specific video refresher programs that provide peer-to-peer instruction on how to perform specific exams and procedures and an image reference library of application specific sonographic anatomy for comparison purposes. As we develop new and emerging markets, we plan to continue to support the development of accredited and market-specific training materials, and expand the use of workshops in conjunction with recognized leaders in ultrasound.

BioZ Impedance Cardiography System. Our acquired BioZ systems use ICG technology and reporting features to provide non-invasive hemodynamic parameters for tracking and evaluating cardiovascular health. The BioZ Dx, BioZ Cardio Profile and BioZ Vaso Profile systems use disposable sensors that transmit a small electrical signal through the patient’s thorax to measure changes in the aorta’s blood volume and velocity with each heartbeat.

Vevo 770 system. The Vevo 770 systems introduced to the market in 2005, has been widely accepted as the gold standard in the field of in vivo imaging across the globe with more than 600 peer reviewed articles published in respected scientific journals on topics ranging from cardiovascular research to drug development.

Vevo 2100 system. The Vevo 2100 systems introduced in 2008, featuring linear array technology, color doppler, extremely high frame rates, quantification and assessment software tools such as contrast imaging, and strain analysis, is finding increased utility in advanced research related to cardiovascular diseases, drug induced vascular injury, tumor visualization, imaging and quantification and brain flow imaging.

Sales and Marketing

We currently sell our products through sales channels comprised of a direct sales force, independent third-party distributors, and strategic alliances. As of December 31, 2010, we employed over 242 direct sales representatives in the U.S. and in our wholly-owned subsidiaries located in Australia, Canada, France, Germany, India, Italy, Japan, Spain, and the United Kingdom. In addition to our direct sales, we sell products in over 100 countries through a network of independent third-party distributors. In addition, we employ regional sales managers responsible for Africa, Asia, China, Europe, Middle East, and Latin America.

In the U.S., we have complemented our direct sales efforts by entering into group purchasing agreements with major healthcare group purchasing organizations (“GPO”). Currently, we have GPO supply agreements with various groups including Amerinet, Inc., HealthTrust Purchasing Group, MedAssets Inc., Broadlane, Inc., Novation LLC, and Premier, Inc. We also have two supply agreements with the U.S. government, specifically with the Defense Supply Center of Philadelphia and the Veteran’s Administration. In the United Kingdom, we have a supply agreement with the Purchasing and Supply Agency of the National Health Service, which contracts on a national basis for the purchase of products and services.

We derived 49% of our revenue from domestic sales in 2010 compared to 46% in 2009 and 49% in 2008. We attribute revenue to a foreign country based on the location to which we ship our products. Products sold to the U.S. government but deployed in a foreign country are attributed to domestic revenue. Our quarterly revenue is affected by seasonality from year to year with the fourth quarter having the highest revenue, and first quarter being typically the lowest. Quarterly revenue patterns may be affected somewhat by large government orders or shipment of new product inventory to distributors. We currently have one reporting segment. For information regarding revenues and long-lived assets by geography, refer to Note 14 of our consolidated financial statements.

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

We are committed to developing and protecting our intellectual property and, where appropriate, filing patent applications to protect our technology. We hold 67 U.S. patents relating to various aspects of our products, including digital beamformers, beamforming capabilities, transducers, digital conversion circuitry, transceiver circuitry, circuit integration, designs and various product configurations. We hold 78 foreign patents relating to our products, and we currently have 73 patent applications pending in the U.S. and 94 registrations pending abroad. In addition, SonoSite has licensed 10 U.S. patents, 16 foreign patents, 8 U.S. patent applications and 42 registrations pending abroad. Our patents will expire at various times ranging from 3.5 to 16 years. Our patent duration is dependent upon the issuing jurisdiction.

We license ultrasound technology from ATL under a Technology Transfer and License Agreement executed at the time of our spin-off as a public company in 1998. Under that agreement, we took ownership of certain ultrasound technology developed as part of a government grant and also patent rights, which had been established or were being pursued for that technology. As part of this agreement, we also entered into a cross-license whereby we had the exclusive right to use certain ATL technology existing on April 6, 1998 or developed by ATL during the three-year period following April 6, 1998 in ultrasound systems weighing 15 pounds or less, and ATL had the exclusive right to use our technology existing on April 6, 1998 or developed by us during the same three-year period in ultrasound systems weighing more than 15 pounds. On April 6, 2003, this cross-license became nonexclusive and, except for the patented technology of each party, now extends to all ultrasound systems regardless of weight. The nonexclusive cross-license rights are perpetual.

We license certain high-frequency ultrasound technology from Sunnybrook & Women’s College Health Sciences Centre and Company (“Sunnybrook”) under a license agreement executed in October 2000 (and amended thereafter). Under that license agreement, we received an exclusive license to certain high-frequency ultrasound-technology for visualization of objects at microscopic resolutions developed as part of a Sunnybrook research program which had been established or was being pursued for that technology. Our exclusive license to the high frequency ultrasound technology included certain patent rights, trade secrets and know-how, along with certain rights of first refusal to improvements in high-frequency ultrasound technology developed by Sunnybrook after the execution of the license agreement. Our exclusive license rights are granted for the longer of 15 years from the effective date of the original license agreement or the expiration of the last to expire patent included in the terms of the license agreement. In consideration for this exclusive license to the Sunnybrook high-frequency ultrasound technology, we have an ongoing obligation to pay royalties to Sunnybrook on high-frequency ultrasound products that incorporate Sunnybrook ultrasound technology and/or intellectual property.

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

Competition

We currently face competition for our HCU ultrasound systems from companies that manufacture cart-based and portable ultrasound systems. Many of our competitors are larger and have greater resources than we do and offer a range of products broader than our products. The dominant competitors in the ultrasound imaging industry are GE Healthcare, a unit of General Electric Company (“GE Healthcare”), Siemens Medical Solutions (“Siemens”) and Philips Medical Systems, a division of Koninklijke Philips Electronics, N.V. (“Philips”). In addition, as the market for high-performance, HCU systems develops, we expect competition to increase as potential and existing competitors enter the portable market or modify their existing products to more closely approximate the combined portability, quality, performance and cost of our products. Our current competitors in the portable market include Siemens, GE Healthcare, Mindray Medical International Limited, Biosound Esaote, Inc., and Zonare Medical Systems, Inc.

In October 2009, we granted a non-exclusive worldwide license right to our patent for ultrasound systems weighing less than ten pounds (U.S. Patent No. 5,722,412 or “the ‘412 patent”) to GE Healthcare as part of a patent litigation settlement. This is the first such non-exclusive worldwide license right sold. We may encounter increased competition as a result of this license agreement.

We believe that we are the leading developer of high-resolution, ultrasound-based in vivo micro imaging systems devised specifically for non-invasive small animal research.

While we have no direct competitors within pre-clinical ultrasound, there are indirect competitors. We face indirect competition from the established methods of life science research, including histology. We must convince the researcher to change his or her methods and adopt in vivo imaging and, in particular, the Vevo system. In addition, indirect competition comes from other in vivo pre-clinical imaging modalities. There is a mix of large medical imaging companies and smaller, more focused companies that provide alternative pre-clinical imaging modalities.

Research and Development and Technology

We currently employ approximately 180 people in research and development. In 2010, 2009 and 2008, expenses attributable to research and development for our business totaled $32.5 million, $29.0 million and $28.7 million. We believe our products represent the most advanced and innovative technology in high-performance, HCU systems. We believe our technology gives us a competitive advantage, and we are committed to maintaining this advantage by continuing to enhance our existing products and develop new ones.

Manufacturing

Final assembly and testing of our products is done in our facilities in Bothell, Washington and in Toronto, Canada. We depend on suppliers, including some single-source suppliers, to provide highly specialized parts and subassemblies, such as custom-designed integrated circuits, circuit boards, cable assemblies and transducer components. We also depend on single-source suppliers to provide other components, such as image displays, batteries, capacitors and cables. We maintain inventories of components to meet near-term production requirements. While our suppliers have generally produced our components with acceptable quality, quantity and cost in the past, they have experienced periodic problems that have caused us delays in production. To date, these problems have not resulted in lost sales or lower demand.

Governmental Regulation

The manufacture and sale of our clinical ultrasound products are subject to extensive regulation by numerous governmental authorities, principally the U.S. Food and Drug Administration, (“FDA”), as well as several other state and foreign agencies. The FDA requires that we obtain a pre-market notification clearance under Section 510(k) of the Federal Food, Drug & Cosmetic Act prior to introducing our products to the market. By granting 510(k) clearance, the FDA indicates agreement with an applicant’s determination that the product for which clearance has been sought is substantially equivalent to medical devices that were on the market prior to 1976 or have subsequently received clearance. The process of obtaining 510(k) clearance typically takes three months, but it can take significantly longer. To date, all of our clinical products have received 510(k) clearance.

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

Service and Warranty

Our warranty period is five years for the NanoMaxx, M-Turbo, S Series, MicroMaxx, and BioZ systems. Our warranty period for our other products and remanufactured systems is between one and two years. The warranty is included with the original purchase. In addition to our standard warranty, we offer extended warranty agreements for maintenance beyond the standard warranty period or for coverage above what is provided under the standard warranty. We repair equipment that is out of warranty on a time and materials basis. The warranty liability is summarized as follows (in thousands):

	Beginning of year	Charged to cost of revenue	Applied to liability	Liability Acquired	End of year
Year ended December 31, 2010	$8,432	$5,744	$(3,879)	$130	$10,427
Year ended December 31, 2009	$7,094	$3,720	$(2,683)	$301	$8,432
Year ended December 31, 2008	$4,045	$4,773	$(1,724)	$—	$7,094

Employees

As of December 31, 2010, we had approximately 878 employees, of which approximately 21% were engaged in product research and development, 21% in manufacturing, 44% in sales and marketing activities and the remaining 14% in administrative capacities, including executive, finance, legal, human resources, regulatory and information services and technology. Of these, approximately 596 are U.S. employees. There has never been a work stoppage and no employees are covered by collective bargaining agreements. We believe our employee relations are good.

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

Our efforts to integrate the business and technology of any past and future acquisition may result in significant costs or create significant disruptions that outweigh the benefits of any such acquisition.

On June 30, 2010, we acquired all of the outstanding stock of VisualSonics, Inc. (“VisualSonics”), a leader in the development, manufacturing, and marketing of ultra high-resolution, ultrasound-based imaging technology (“micro-ultrasound”) designed to enable discovery research, medical diagnosis and imaging small physiological structures in humans and animals. VisualSonics’ micro-ultrasound product platform currently serves the pre-clinical research market. As of December 31, 2010, we are in the process of integrating VisualSonics into our existing operations.

On August 14, 2009, we acquired all of the outstanding stock of CDIC, a leader in ICG for noninvasive hemodynamic assessment that develops, manufactures, and markets ICG devices and sensors. The ICG product line provides non-invasive assessment of cardiac output and other hemodynamic parameters. As of December 31, 2009, CDIC was successfully assimilated into our operations.

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

Any acquisition we do in the future or have done in the past may be costly to integrate and difficult and we may experience:

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

Continued demand for our products depends in part on the extent to which our customers continue to receive reimbursement for the use of our products from third-party payers such as Medicare, Medicaid and private health insurers (and equivalent third-party payers in foreign countries). Presently, reimbursement policies for physician-performed diagnostic ultrasound services are fairly unrestricted in the United States and payment levels are sufficient to enable providers to recoup the costs of purchasing ultrasound systems in a reasonable timeframe. The continuing efforts of governmental authorities, private health insurers and other third-party payers to contain or reduce the costs of healthcare could, however, result in reduced or more restrictive payment for ultrasound services. Additionally, some private insurers have implemented imaging privileging programs as a means of controlling utilization of imaging services. Finally, both governmental and private third-party payers are calling for increasing amounts of clinical evidence of beneficial patient outcomes in addition to proof of clinical efficacy as a prerequisite to granting new or continued coverage for technologies and devices. If reimbursement policies for physician-performed diagnostic ultrasound become more restrictive, or if heightened requirements for proof of clinical efficacy are imposed, it may adversely affect our sales revenues.

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

In October 2009, we resolved all pending patent litigation with GE Healthcare. Under the terms of the settlement, GE Healthcare made an up front royalty payment to SonoSite of $21 million and will pay an ongoing royalty on U.S. sales and production of hand-carried ultrasound systems in exchange for a non-exclusive perpetual, nontransferable worldwide license to the ‘412 patent. We may face increasing competition from GE Healthcare as a result of this settlement and the license granted to GE Healthcare under it.

We may be negatively impacted by guidelines, recommendations and studies published by various organizations that can reduce the use of our products.

Professional societies, practice management groups, private health/science foundations, and organizations involved in healthcare issues may publish guidelines, recommendations or studies to the healthcare and patient communities from time to time. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, cost-effectiveness and use of related therapies. Organizations like these have in the past made recommendations about our products and those of our competitors. If any of these organizations do make an adverse recommendation, then we will be unable to generate sufficient revenue to maintain our business.

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

We may face significant challenges if global economic conditions remain unstable or worsen, including reduced demand for our products and services, increased order cancellations and longer sales cycles and slower adoption of new technologies; increased difficulty in collecting accounts receivable and risk of excess and obsolete inventories; increased price competition in our served markets; increased prices in components as a result of higher commodities prices; supply chain interruptions, which could disrupt our ability to produce our products; and increased risk of impairment of investments, goodwill and intangible and long-lived assets.

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

•

the recently passed Patient Protection and Affordable Health Care Act (A.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872) includes an excise tax on medical device manufacturers designed to raise $20 billion over ten years. Unless this tax is repealed, beginning in January of 2013 medical device manufacturers will be required to pay 2.3% of U.S. revenue to meet their obligation. Other aspects of healthcare reform legislation, such as reductions in reimbursements to hospitals may dampen demand for our products;

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

Because substantially all of our revenue comes from the sales of our existing HCU systems and related products, in order to remain competitive, our future financial success will depend in large part upon our ability to successfully invent, deliver and market new and innovative products and product features. In 2009, 2008 and

2007, we released several new products, including the NanoMaxx ultrasound tool, M-Turbo system and the S Series ultrasound tools, which are customized for different clinical applications. The development of new, technologically advanced products and product features is a complex and uncertain process requiring great innovation and the ability to anticipate technological and market trends and needs. We may be unable to achieve or maintain market acceptance of any new products we develop, and we may be required to expend more costs than anticipated to successfully develop and introduce these products. Without successful product innovation and market introduction of new product offerings and feature improvements, our products will become technologically obsolete and we will be unable to compete effectively in the ultrasound market. Additionally, we may be unable to create or introduce new products or features in the CVDM or ultra high-frequency market or any new markets that we may enter. Even with successful innovation and development, we cannot assure you that revenues will continue to remain at or above current levels or that we will continue to be financially profitable.

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

In addition, our circuit boards are produced in Malaysia by one of the world’s largest electronic manufacturing services suppliers. Our agreement does not provide for any guaranteed minimum number of circuit boards to either be manufactured or purchased. We provide the manufacturer with our forecasted demand for circuit boards, which forms the basis of our production plan. These circuit boards are highly customized and securing a different source of supply for this critical component of our product would be particularly difficult. If we experience delays in the receipt or deterioration in product yields of these critical components, we may experience delays in manufacturing resulting in lost sales or an increase in costs, which could cause deterioration in gross margin.

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

We depend on group purchasing organizations and U.S. governmental agencies for significant revenues. These groups represent 62.1% of our U.S. revenues. The multi-year agreements with these entities are complex, and include contractual pricing limitations, and required fees. These agreements provide access to customers and contain provision related to pricing, usage, cost-effectiveness, and use of competitor products. This enhanced purchasing power may also lead to pressure on pricing and increased use of preferred vendors. In addition, our status as a U.S. government contractor requires us to comply with numerous laws and regulations. However if we do not manage these relationship effectively, renew on satisfactory terms or fulfill the contractual and legal requirements with the group purchasing organizations and U.S. governmental agencies, our ability to sell to them could be restricted or terminated and our results could be adversely affected. During 2010, we determined that we were not meeting the requirements of certain contractual pricing agreements. A non-recurring charge to revenue of $1.1 million was recorded for the estimated liability.

We derive a significant portion of our revenue from foreign sales and are subject to the risks of doing business in other countries.

We have eleven wholly owned operating subsidiaries located in the following countries: Australia, Canada, France, Germany, India, Italy, Japan, Spain and the United Kingdom. The percentage of our total revenue originating outside the United States equaled 51%, 54% and 51% for the years ended December 31, 2010, 2009 and 2008, respectively. Successful maintenance of these international operations requires us to:

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

Our presence in international markets has required, and will continue to require, substantial financial and managerial resources. The costs of maintaining our presence in international markets are unpredictable and difficult to control. In addition, we may be subject to the following conditions in countries where we conduct our operations:

•	changes or uncertainties in economic, legal, regulatory, social and political conditions;

•	currency exchange rate fluctuations;

•	difficulty in enforcing any judgment against non-U.S. distributors or other third parties upon which our business is heavily dependent; and

•	reduced protection for our intellectual property rights.

Despite our expenditures and efforts internationally to mitigate the challenges above, we may not continue to generate a proportional substantial increase in international revenue, and such a deficiency would impact our operating results.

Fluctuations in foreign currency exchange rates could result in declines in our reported revenue and earnings.

Total sales denominated in a currency other than the U.S. Dollar (“USD”) were $91.3 million or 33.1% of our total consolidated revenue and total expenses denominated in a currency other than USD were $46.2 million or 27.4% of our total consolidated operating expenses for the year ended December 31, 2010. As a result, our results of operations could be adversely affected by certain movements in exchange rates. Although we take steps to hedge a portion of our net foreign currency exposures, there is no assurance that our hedging strategy will be successful or that the hedging markets will have sufficient liquidity or depth for us to implement our strategy in a cost effective manner. Additionally, we seek to manage the counterparty risk associated with engaging in foreign currency contracts by limiting transactions to counterparties with which we have established banking relationships. In addition, as of December 31, 2010, 66.3% of our accounts receivable balance was from international customers, of which 48.9%, or $26.2 million, was denominated in a currency other than USD. Although we regularly review our receivable positions in foreign countries for any indication that collection may be at risk, our revenue from international sales may be adversely affected by longer receivables collection periods and greater difficulty in receivables collection.

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

For the year ended December 31, 2010, our revenue increased to $275.4 million from $227.4 million for the year ended December 31, 2009. We intend to continue to grow our business; however, we may be unable to sustain or increase our revenue or profitability on a quarterly or annual basis. We may incur losses if we cannot increase or sustain our revenue. Additionally, operating expenses would increase if we continue to pursue acquisitions of companies or technologies to further our growth.

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

Our reliance on a single corporate headquarters and limited manufacturing facilities may expose us to greater risk from natural disasters or other unforeseen catastrophic events.

Our corporate headquarters and manufacturing facilities for clinical products are located in two buildings in Bothell, Washington, in close proximity to each other. The manufacturing facilities for VisualSonics are in a single building in Toronto, Canada. Despite precautions taken by us, a natural disaster such as an earthquake or other unanticipated catastrophic events at this location could significantly impair our ability to manufacture our products and operate our business. Our facilities information data center and certain manufacturing equipment would be difficult to replace and could require substantial replacement lead-time. Such catastrophic events may also destroy any inventory of product or components and information systems. While we carry insurance for natural disasters and business interruption at both our Bothell and Toronto facilities, the occurrence of such an event could result in losses that exceed the amount of our insurance coverage, which would impair our financial results.

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

Others may initiate patent litigation against us. For example, in 2007 and again in 2008, GE Healthcare initiated patent litigation against us, alleging that we infringed several of their patents and attempting to invalidate one of our key patents. In 2009, we settled all pending patent litigation worldwide with GE Healthcare. If we fail to successfully defend claims against us, we may be required to pay monetary damages (including treble damages) and, unless we are able to redesign our products to avoid infringing the asserted patents or to license proprietary rights from them, we may be prevented from continuing to market and sell certain of our products, sales of which represent a substantial portion of our total revenue. If this outcome were to occur, we may be unable to redesign our products in a timely and cost effective manner, and licensing proprietary rights may not be possible on commercially reasonable terms, if at all. Even if we are successful in defending these actions and in proving infringement, we will incur substantial costs that could adversely affect our financial condition and the actions will be distracting to management.

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

Much of our value arises out of our proprietary technology and intellectual property for the design, manufacture and use of point-of-care ultrasound imaging systems, including development of point-of-care high-frequency micro ultrasound technology, and pre-clinical high-frequency micro ultrasound systems. We rely on patent, copyright, trade secret and trademark laws to protect our proprietary technology and limit the ability of others to compete with us using the same or similar technology. Third parties may infringe or misappropriate our intellectual property, which could harm our business.

We currently hold 145 U.S and foreign patents relating to our technology. We also license a number of patents from academic institutions, other commercial entities and licensing organizations, including key patents relating to our high-frequency micro ultrasound technology and our LumenVu technology. A number of other patents are pending in the United States and in foreign jurisdictions. Although we enter into confidentiality agreements with our employees, consultants and strategic partners, and generally control access to and distribution of our proprietary information, the steps we have taken to protect our intellectual property may not prevent misappropriation. In addition, we do not know whether we will be able to defend our proprietary rights since the validity, enforceability and scope of protection of proprietary rights is still evolving.

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

Our investment securities may be adversely impacted by economic factors beyond our control and we may incur impairment charges to our investment portfolio.

Our cash and cash equivalents made up over 23.9% of our total assets as of December 31, 2010. Although our holdings are liquid, economic factors could impact the liquidity of our portfolio and result in additional impairments to our investment portfolio, which could negatively affect our financial condition, cash flow and reported earnings.

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

Our spin-off was treated by ATL as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986, or the Code. If ATL were to recognize a taxable gain from the spin-off, the Internal Revenue Service, or IRS, could impose that liability on any member of the ATL consolidated group as constituted prior to the spin-

off, including us. Generally, the IRS may assert that our spin-off from ATL is a taxable transaction until the expiration of the statute of limitations applicable to ATL with respect to the spin-off transaction. The expiration of the statute of limitations with respect to the spin-off transaction depends upon the actions and tax filings of ATL and the special rules applicable to spin-offs in general, which special rules could result in the extension of the general statute of limitations for an indefinite period of time. In the event of a tax liability, ATL has agreed to cover 85% of any such liability, unless the tax is imposed due to our actions solely or by ATL solely, in which case, we have agreed with ATL that the party who is solely at fault shall bear all of the tax liability. We are unaware of any actions that would result in a tax liability to us under the indemnity agreement regarding the spin-off transaction. We are aware that ATL was acquired in a transaction subsequent to the spin-off transaction, which could potentially result in the spin-off being treated as a taxable transaction, but which resulting tax liability in our view would be the sole responsibility of ATL pursuant to our agreement with ATL. ATL may refuse, however, to indemnify us for a tax liability arising out of the spin-off transaction or may argue that it did not cause the tax liability to be imposed. In such event, we may incur a significant expense for all or a portion of the taxes related to the spin-off.

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

Our principal offices are located in Bothell, Washington, where we lease two buildings totaling approximately 125,000 square feet. These facilities include approximately 78,000 square feet of office space and 47,000 square feet of manufacturing and warehouse space. The leases run through 2014. Additionally, we have property in Ilmenau, Germany that includes 7,173 square feet of office space and smaller office facilities at foreign locations in which we have operations. In 2010, through our acquisition of VisualSonics, we acquired additional office space located Toronto, Canada. The leased building is 22,200 square feet, comprised of 16,507 square feet of office space and 5,693 square feet of manufacturing and warehouse space. This lease is scheduled to terminate in 2014.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq National Market under the symbol SONO. The high and low sales prices for our common stock for each quarter are listed below. These prices reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Year	High	Low
2010
Fourth quarter	$34.90	$29.45
Third quarter	$34.25	$27.80
Second quarter	$34.00	$25.65
First quarter	$32.71	$23.61
2009
Fourth quarter	$29.16	$21.89
Third quarter	$28.48	$18.00
Second quarter	$20.80	$15.27
First quarter	$20.58	$15.61

Dividends

We have not declared or paid cash dividends on our common stock. We currently intend to retain all earnings, if any, for future growth and, therefore, do not intend to pay cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The equity compensation plan information is presented under Part III, Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

There were no shares repurchased by SonoSite during the fourth quarter of 2010.

Sales of Unregistered Securities

There were no sales of unregistered securities by SonoSite in 2010.

Holders

As of February 23, 2011, there were 9,872 holders of record of our common stock. This figure does not include the number of shareholders whose shares are held of record by a broker or clearing agency, but does include each such brokerage house or clearing agency as a single holder of record.

Performance Graph

The following performance graph compares the performance of SonoSite’s common stock during the five-year period from December 31, 2006 through December 31, 2010 with the performance of the Nasdaq National Market, U.S. Index and the Nasdaq Medical Devices, Instruments and Supplies, Manufacturers Stocks Index. The graph plots the changes in value of an initial $100 investment over the indicated time periods, assuming all dividends are reinvested. Stock prices shown for the common stock are historical and not indicative of future price performances.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Statement of Income Data
Revenue	$275,362	$227,389	$243,524	$205,068	$171,083
Cost of revenue	79,740	69,715	73,715	62,505	49,673

Gross margin	195,622	157,674	169,809	142,563	121,410
Operating expenses:
Research and development	32,550	29,021	28,698	25,872	20,183
Sales, general and administrative	136,156	115,208	118,679	112,240	97,391

Total operating expenses	168,706	144,229	147,377	138,112	117,574
Other income:
Interest income	669	2,159	9,089	9,662	3,683
Interest expense	(9,416)	(9,918)	(16,313)	(8,120)	—
Other (loss) income	(3,772)	(422)	4,133	1,274	294

Total other (loss) income	(12,519)	(8,181)	(3,091)	2,816	3,977

Income before income taxes	14,397	5,264	19,341	7,267	7,813
Income tax provision	4,425	1,981	8,119	2,748	582

Net income	$9,972	$3,283	$11,222	$4,519	$7,231

Net income per share:
Basic	$0.69	$0.19	$0.66	$0.27	$0.44

Diluted	$0.66	$0.19	$0.64	$0.26	$0.43

Shares used in computing net income per share:
Basic	14,506	17,239	16,892	16,621	16,274

Diluted	15,028	17,698	17,486	17,168	16,857

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$78,690	$183,065	$209,258	$188,701	$45,673
Working capital	168,343	343,092	353,479	384,632	147,302
Total assets	329,055	422,974	426,882	456,707	211,894
Long-term debt, net	97,379	92,905	111,336	165,004	—
Total shareholders’ equity	152,890	254,430	251,060	229,462	181,031

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of SonoSite, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements.

Our business strategy is to lead in the design, development and commercialization of high performance, innovative ultrasound technology and hand-carried ultrasound (“HCU”) systems. We intend to sustain long-term growth of our business through technological innovation, broadening of sales distribution channels, entering into and maintaining strategic relationships, expanding into new clinical and geographic markets, and delivering high-quality products to customers. We are focusing on the development of innovative products with the objective of improving patient care and efficiency through ease of use, high performance imaging, and providing quicker results to physicians and clinicians. We also are investing in research and development in existing and new lines of business and other areas that we believe may contribute to our long-term growth. We are focused on increasing sales force efficiency and effective cost management.

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

In June 2010 we acquired all of the outstanding stock of VisualSonics, Inc. (“VisualSonics”) a leader in high-frequency, high-resolution, ultrasound-based imaging systems (or “micro-ultrasound” systems) designed specifically for live imaging of small animals. Live imaging is a useful tool for life sciences research and for the pre-clinical stage of the drug development process. VisualSonics’ technology provides clinicians and research scientists with a simple method for viewing and quantifying extremely small physiological structures and for imaging living tissue with near-microscopic resolution. This business combination positions us for long-term growth in both the clinical point-of-care markets, and the pre-clinical markets.

Over the last few years, we have laid a foundation for long-term growth through expansion in four vertical markets including acute, primary care, musculoskeletal, and field medicine. We will be introducing innovative products, entering into strategic relationships, expanding into new markets, and providing high quality products with an industry-leading 5-year warranty. In fiscal year 2011, we plan to continue to build on this foundation and to execute well in key areas, including continuing to innovate using existing and new technologies, to build and maintain key relationships in distribution channels, to improve sales productivity, delivering high quality products, and managing the expense structure.

Key opportunities include the following:

Product Innovation—Our products provide exceptional reliability, image quality, and ease of use in a lightweight design that can be either hand-carried, used on a stand or mounted on a wall or ceiling. We are committed to continuing to develop our next generation of products and expanding our existing product base by using new and existing technologies. In 2010 we introduced Enhanced Needle Visualization, a significant development in ultrasound imaging that enables improved needle tracking with increased confidence during deep needle procedures. In fiscal year 2009, we introduced the NanoMaxx system, which is based on our fourth generation product platform, and we acquired the BioZ product line from CDIC. We will continue to release new and innovative products in 2011.

Sales and Marketing–Our sales and marketing organization will continue to focus on creating greater awareness of the benefits of point-of-care ultrasound in order to better penetrate established markets, accelerate growth in emerging markets and identify new markets. Over the past two years we have implemented a strategy in our sales channels to better cover key accounts and drive awareness of the safety, cost and efficiency benefits of point-of-care at the institutional level. We believe that this will continue to help us more effectively address considerations that are important at the administrative level, and that complement the clinical benefits we have been communicating at the clinician level. We intend to expand VisualSonics’ geographic market coverage to better address the growth opportunities outside of North America. Additionally, we intend to augment the resources we have to address attractive growth opportunities in emerging economies for our entire business.

Strategic Relationships and Acquisitions—We are focused on building relationships and gaining access to products and technologies that will enable us to continue to penetrate and develop point-of-care visualization. We believe that new relationships, products, and technologies can accelerate market penetration to customers not served by our direct sales force. Through our acquisition of VisualSonics we intend to integrate micro-ultrasound technology with our miniaturization competency and user design to deliver ultra high-frequency micro-ultrasound into clinical medicine. In 2010 we announced an alliance with Physio-Control, Inc., the global leader in the development and delivery of emergency medical response solutions, for the development of the point-of-care visualization market in the emergency medical services segment. During 2010, we invested in Carticept Medical Inc. (“Carticept”), a privately held company that develops innovative injection products for the treatment of musculoskeletal injuries. We believe this relationship will expand our access to the market segment for ultrasound-guided injections.

Results of Operations

The overall market environment improved in 2010 versus 2009. The increase in revenue over the prior year was due to improved execution against our market strategies and partially attributable to the acquisition of VisualSonics on June 30, 2010. Our financial performance during 2010 reflected an increase in revenue, operating income, and cash flows. We believe our strong and growing product pipeline, alongside our expanding distribution capability, has positioned us well to capitalize on a growing market for point of care ultrasound. As we enhance our product offerings, integrate the acquisition of VisualSonics and develop strategic alliances, we believe opportunities to increase revenue will grow.

The following financial information sets forth our results of operations and is derived from our consolidated financial statements (in thousands except percentages):

	Year Ended December 31,
	2010		2009		2008
Revenue	$275,362	100.0%	$227,389	100.0%	$243,524	100.0%
Cost of revenue	79,740	29.0	69,715	30.7	73,715	30.3

Gross margin	195,622	71.0	157,674	69.3	169,809	69.7
Operating expenses:
Research and development	32,550	11.8	29,021	12.8	28,698	11.8
Sales, general and administrative	136,156	49.4	115,208	50.7	118,679	48.7

Total operating expenses	168,706	61.3	144,229	63.4	147,377	60.5

Operating income	26,916	9.8	13,445	5.9	22,432	9.2
Total other loss, net	12,519	4.5	8,181	3.6	3,091	1.3

Income before income taxes	14,397	5.2	5,264	2.3	19,341	7.9
Income tax provision	4,425	1.6	1,981	0.9	8,119	3.3

Net income	$9,972	3.6%	$3,283	1.4%	$11,222	4.6%

Revenue

Overall revenue increased in 2010 compared to 2009 due primarily to organic growth in all sales channels, and, revenue of $17.6 million from VisualSonics. The decrease in 2009 compared to 2008 was attributable primarily to fewer customer purchases as a result of the global financial crisis combined with uncertainties about healthcare reform in the U.S. Changes in exchange rates had a 0.5% favorable impact on revenue in 2010 and had a 2% unfavorable impact on revenue in 2009. Revenue is as follows (in thousands except percentages):

	Year ended December 31,			Percentage Change
	2010	2009	2008	2010 Versus 2009	2009 Versus 2008
United States	$133,026	$104,257	$118,378	28%	(12)%
International	124,710	123,132	125,146	1%	(2)%
VisualSonics	17,626	—	—	—	—

Total revenue	$275,362	$227,389	$243,524	21%	(7)%

United States

U.S. revenue increased in 2010 compared to 2009 due primarily to an increase in direct sales, enterprise sales and a full year of revenue from CDIC, compared to 5 months in the prior year. The decrease in 2009 compared to 2008 was attributable to decreased sales in both hospital and office channels, partially offset by the acquisition of CDIC during the third quarter of 2009.

International

International revenue increased in 2010 compared to 2009 primarily due to increased revenue from Asia Pacific, most of Europe, and Latin America. These increases were offset by countries impacted by the fiscal austerity measures during the last quarter of 2010. The decrease in 2009 compared to 2008 was primarily due to decreased sales in Europe resulting from a slowdown in European hospital capital spending as a result of the global financial crisis. Changes in exchange rates had a 1.0% favorable impact on revenue in 2010 and had a 3.2% unfavorable impact on revenue in 2009.

Fiscal Year 2011 Outlook

We are targeting revenue to increase 13% to 18% in 2011 compared to 2010. We expect to introduce new products and features, to develop the cardiovascular disease market, and to continue international expansion. We expect revenue growth to increase as new technology introductions from VisualSonics arrive in the market and the impact from recent investments in our business channels take effect. Our revenue may be negatively impacted by sustained global economic challenges.

Gross margin

	Years ended December 31,			Percentage of Revenue
	2010	2009	2008	2010	2009	2008
Gross Margin	$195,622	$157,674	$169,809	71.0%	69.3%	69.7%

Gross margin increased in 2010 compared to 2009 primarily as a result of an improved product mix, geographic mix, and licensed revenues, offset by slightly lower margins of VisualSonics. Gross margin in 2009 compared to 2008 were slightly lower as the favorably impact of product mix and material costs was offset by unfavorable foreign currency impact and the introduction of a new product that had a lower gross margin.

Operating expenses

	Years ended December 31,			Percentage of Revenue
	2010	2009	2008	2010	2009	2008
Research and development	$32,550	$29,021	$28,698	11.8%	12.8%	11.8%
Sales, general, and administrative	$136,156	$115,208	$118,679	49.4%	50.7%	48.7%

Research and development expenditures increased in 2010 compared to 2009 due to the acquisition of VisualSonics as well as continued investment in future technologies that we expect will result in introducing several new products over the next 18 months. The increase in expenditures in 2009 compared to 2008 was due to development of future new products and features, and further development related to the M-Turbo system and S Series ultrasound tools.

Sales, general and administrative expenses increased in 2010 compared to 2009 primarily from to the addition of VisualSonics and associated acquisition and integration costs, as well as restructuring costs. The decrease in 2009 compared to 2008 resulted primarily from decreases in legal expenses, stock based compensation and sales compensation expense, offset by the addition of CDIC and associated acquisition and integration costs.

Other loss, net

	Years ended December 31,			Percentage of Revenue
	2010	2009	2008	2009	2009	2008
Other loss	$12,519	$8,181	$3,091	4.5%	3.6%	1.3%

Total other loss increased in 2010 compared to 2009 due to no gains recognized on the repurchase of our debt, a reduction in interest income due to a decrease in investment balances and increased foreign exchange losses offset by lower interest expense on our debt due to less outstanding debt. The increase in 2009 compared to 2008 was due to lower gains recognized on the repurchase of our debt and a reduction in interest income, resulting from lower interest rates, offset by lower interest expense on our debt due to less outstanding debt.

Income tax expense

	Years ended December 31,			Effective Tax Rate
	2010	2009	2008	2010	2009	2008
Income tax provision	$4,425	$1,981	$8,119	30.8%	37.6%	42.0%

The income tax expense is based on a blended federal and state rate applied to U.S. income and the applicable foreign rates applied to foreign income. The decrease in our consolidated effective tax rate in 2010, as compared to 2009, results from an increase in the domestic production deduction, the benefit of positive resolution of various uncertain tax positions in foreign jurisdictions, decreases in non-deductible executive compensation and other expenses and reduction of the impact of the valuation allowance, offset by an increased federal statutory rate due to growth in taxable income and a decrease for research and experimentation credits . The decrease in our consolidated effective tax rate in 2009, as compared to 2008, resulted from a reduced federal statutory rate due to a decline in taxable income and an increase for research and experimentation credits, offset by increases in non-deductible expenses, an increase to the liability for uncertain tax positions and establishment of a valuation allowance on our capital loss carryforwards.

We assess our ability to realize our tax credit carryforwards and deferred tax assets in future periods and record any resulting adjustments that may be required to deferred income tax expense. In addition, we reduce our deferred income tax asset for the benefits of NOL carryforwards utilized currently as well as the reversing effect of temporary differences.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $78.7 million as of December 31, 2010, compared to $183.1 million as of December 31, 2009. Cash and cash equivalents are primarily invested in money market accounts. We had no short-term investment securities as of December 31, 2010, compared to short-term and long-term investment securities $74.7 million as of December 31, 2009. Investment securities held at the end of 2009 and 2008 generally consisted of high-grade corporate debt. We had the ability to hold our securities until maturity; however, we classified all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies.

Cash Flows

	Years Ended December 31,
	2010	2009	2008
Net cash provided by operating activities	$22,476	$21,048	$29,171
Net cash provided by (used in) investing activities	3,747	(14,982)	46,628
Net cash used in financing activities	(130,150)	(29,789)	(56,347)
Effect of exchange rate changes on cash and cash equivalents	(448)	(2,470)	1,105

Net change in cash and cash equivalents	$(104,375)	$(26,193)	$20,557

Operating activities provided cash of $22.5 million in 2010, compared to cash provided of $21.0 million in 2009 and $29.2 million in 2008. The increase in 2010 compared to 2009 was primarily attributable to improved operational performance, offset by a net decrease in working capital and a increase in the deferred income tax provision. The decrease of cash provided in 2009 compared to 2008 was primarily attributable to reduced operational performance, offset by a net decrease in working capital offset by an increase in long term deferred revenue primarily as a result of a patent settlement.

Investing activities provided cash of $3.7 million in 2010, compared to $15.0 million used in 2009 and $46.6 million provided in 2008. The increase in cash provided in 2010 compared to 2009 was due to the net sales and maturities of investment securities offset by the acquisition of VisualSonics. The increase in cash used in 2009 compared to 2008 was due to the acquisition of CDIC and net purchases of investment securities.

Financing activities used cash of $130.2 million in 2010, used $29.8 million in 2009 and provided $56.3 million in 2008. More cash was used in financing activities in 2010 compared to 2009 primarily due to the repurchase of shares compared to the repurchases of convertible notes in 2009. More cash was used in financing activities in 2009 compared to 2008 primarily due to the repurchases of convertible notes slightly offset by an increase in the repayment of long term obligations.

Off-balance sheet arrangements

During the year ended and as of December 31, 2010, we had no off-balance sheet arrangements, other than obligations under our operating leases reflected in the contractual obligations table below. We are not a party to any derivative transactions except for certain foreign exchange rate hedging transactions that we enter into from time to time, discussed more fully under “Foreign currency risk” in Item 7A below and the call option and warrant instruments indexed to our common stock.

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

Contractual obligations

We have the following contractual obligations as of December 31, 2010:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$11,077	$4,092	$5,950	$935	$100
Long-term debt obligations (1)	132,701	4,766	10,244	117,502	189
Other long-term obligations (2)	2,550	300	2,250	—	—

Total Contractual Obligations	$146,328	$9,158	$18,444	$118,437	$289

(1)	Includes interest of 3.75% on convertible senior notes and interest of 5.9% and 5.3% on bank loans assumed in the acquisition of CDIC
(2)	Represents minimum purchase consideration for the acquisition of LumenVu.

In addition to the amounts shown in the table above, we have $3.5 million of unrecognized tax benefits reflected as either liabilities or as a reduction of deferred tax assets, and we are uncertain as to if or when such amounts may be incurred.

Other commitments

In 2010 we entered into a joint distribution agreement with Carticept, which requires us to procure a minimum number of Carticept products in 2012 that will be determined based on distribution activity in 2011.

In June 2008, we committed to donating 12 of our systems and two probes per system per year over a four-year period to a research university commencing in 2010 for use in clinical research. As of December 31, 2010, we anticipate shipping the first systems in early 2011.

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

In certain countries, we have complemented our direct sales efforts by entering into group purchasing agreements with major healthcare GPOs. Typically, a GPO negotiates with medical suppliers, such as us, on behalf of the GPO’s member healthcare facilities, providing such members with uniform pricing and terms and conditions. In exchange, the GPO identifies us as a preferred supplier for its members. Member facilities participating in the GPO’s purchasing program can consist of hospitals, medical group practices, nursing homes, surgery centers, managed care organizations, long term care facilities, clinics and integrated delivery networks. These agreements require us to pay fees based on the amount of sales generated from these agreements. We recorded fees related to these agreements as sales, general, and administrative expenses of $2.4 million in 2010, $1.9 million in 2009 and $2.1 million in 2008.

Critical Accounting Policies and Estimates

Our critical accounting policies are discussed in Note 2: Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements. Our consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, investments, warranty obligations, service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies for us include revenue recognition, business combinations, valuation of inventories, warranty expense, income taxes, stock-based compensation, goodwill and other intangible assets and convertible debt and hedge transaction.

Revenue recognition. We recognize revenue on products and accessories when goods are shipped under an agreement with a customer, risk of loss and title have passed to the customer, sales returns are estimable and collection of any resulting receivable is reasonably assured. Revenue is recorded net of any discounts, trade-in allowances, and estimated returns. We estimate returns by reviewing our historical returns, considering customer reaction to new product introductions and current economic conditions. We separately price and sell product upgrades to our customers. We recognize licensing revenue using the proportional performance method, a ratable recognition approach over the life of the license. In addition to a standard warranty, we offer extended warranty and service contracts for coverage beyond the standard warranty period or coverage above what is covered by a standard warranty. Those service contracts are recorded as deferred revenue. For extended warranty and service contracts, revenue is recognized as services are provided or over the term of the contract.

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

Our sales arrangements may contain multiple elements, which include hardware and software products. For the vast majority of our shipments, all deliverables are shipped together. However, in cases some elements of a multiple element arrangement are not delivered as of a reporting date. In September 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards related to revenue recognition for arrangements with multiple deliverables and include some software elements. Effective January 1, 2010, we adopted new revenue recognition accounting guidance, which removes tangible products from the scope of the software revenue guidance if the products contain both software and non-software components that function together to deliver a product’s essential functionality. It also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. Concurrently, we adopted guidance that provides principles and application direction on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. It also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements.

When the undelivered element represents services under extended service contracts, revenue equal to the stated price is deferred and recognized evenly over the contract term as those services are provided. Adoption of these pronouncements did not have a material effect on the consolidated Financial Statements.

Business Combination. In June 2010, we acquired all of the outstanding stock of VisualSonics. The purchase method of accounting was used to account for this acquisition. The cost of an acquisition is measured at the fair value of the assets given, equity instruments issued and liabilities incurred or assumed at the date of exchange. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date. The cost of acquisition for VisualSonics was more than the fair value of the net assets of the subsidiary acquired, the excess of the value of the net assets acquired over the purchase price has been recorded as goodwill. We recorded identifiable assets including customer relationships, developed technology, trademarks, and internally developed software, which have lives from two to twenty-five years.

In August 2009, we acquired all of the outstanding stock of CDIC and Medis Medizinische Messtechnik GmbH (“Medis”). The purchase method of accounting was used to account for this acquisition. The cost of an acquisition is measured at the fair value of the assets given, equity instruments issued and liabilities incurred or assumed at the date of exchange. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date. Because the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the excess of the value of the net assets acquired over the purchase price has been recorded as a bargain purchase gain. We recorded identifiable assets including customer relationships, developed technology, trademarks, and internally developed software, which have lives from two to six years.

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

Warranty expense. We accrue estimated warranty expense at the time of sale for costs expected to be incurred under our product warranties. This provision for warranty expense is made based upon our historical and anticipated product failure rates and service repair costs using management’s judgment. We have limited history with some of our products. We provide, with certain exceptions, a five-year warranty with the NanoMaxx, M-Turbo, S Series, MicroMaxx, and BioZ systems. Given the length of the warranty period, the warranty liability for these systems is more difficult to estimate than it has been for our other products that have a one-year warranty. However, given the similarity of the components used in the NanoMaxx system, M-Turbo system, and S Series ultrasound tools compared with our MicroMaxx system and the historical product failure rate and service repair costs of the MicroMaxx and the other systems, we believe that we can reasonably estimate the amount of the warranty liability for these products. We expect our warranty liability and expense to continue to increase due to the five-year warranty offered with these products. Should actual failure rates or repair or replacement costs for any of our products differ from estimates, revisions to the estimated warranty liability may be required and our results may be materially affected.

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

We have accumulated foreign NOL carryforwards and research and experimentation tax credit carryforwards. During 2010, with the acquisition of VisualSonics, we acquired various foreign tax attribute carryforwards including research and experimentation expenditure pool, net operating loss, and research and experimentation taxes. Additionally, during 2009, with the acquisition of CDIC we acquired U.S. federal and state NOL carryforwards. We assess our ability to utilize these foreign attribute carryforwards in future periods and record any resulting adjustments that may be required to deferred income tax expense. In addition, we reduce the deferred income tax asset for the benefits of NOL and tax credit carryforwards utilized currently.

Based upon a review of historical operating performance, and our expectation that we will generate profits in the U.S. and our international operations in the foreseeable future, we continue to believe it is more likely than not that the U.S. and international deferred tax assets will be fully realized with the exception of $0.4 million related to capital loss carryforward, $1.2 million related to CDIC state NOL carryforward, and $0.4 million related to VisualSonics’ net deferred tax asset.

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

Goodwill and other intangible assets. We perform goodwill and indefinite lived intangible assets impairment tests in the fourth quarter and more frequently if facts and circumstances indicate reporting unit carrying values exceed estimated reporting unit fair values. Intangible assets subject to amortization, which consist mainly of customer relationships, acquired technology, trademarks, and non-compete agreements, are amortized using the straight-line method over their estimated useful lives of three to twenty-five years.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis, including the identification of our reporting units, identification and allocation of the assets and liabilities to each of our reporting units and determination of fair value. In estimating the fair value of a reporting unit for the purposes of our annual or periodic impairment analyses, we make estimates and significant judgments about the future cash flows of that reporting unit. Our cash flow forecasts are based on assumptions that represent the highest and best use for our reporting units. Changes in judgment on these assumptions and estimates could result in further goodwill impairment charges. We believe that the assumptions and estimates utilized are appropriate based on the information available to management.

We evaluate the recoverability of intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. This analysis requires similar significant judgments as those discussed above regarding goodwill, except for cash flows are based on an undiscounted cash flow to determine the fair value of the intangible.

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

Accounting Pronouncements Issued not yet Adopted

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force (Issue No. 10-A). ASU 2010-28 modifies Step 1 of the goodwill impairment test under ASC Topic 350 for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are adverse qualitative factors, including the examples provided in ASC paragraph 350-20-35-30, in determining whether an interim goodwill impairment test between annual test dates is necessary. The ASU allows an entity to use either the equity or enterprise valuation premise to determine the carrying amount of a reporting unit. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 for a nonpublic company. The Company expects that the adoption of ASU 2010-28 in 2012 will not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 will not have a material impact on our consolidated financial statement disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to market risk relating to changes in interest rates, which could adversely affect the value of our investments.

As of December, 2010, our investment portfolio consisted of $70.5 million of interest-bearing money market accounts. We believe that the impact on the fair market value of our securities and related earnings for 2010 from a hypothetical 10% increase or decrease in market interest rates would not have a material impact on the investment portfolio.

Foreign currency risk

Because of our international presence, we are exposed to foreign currency risk on intercompany balances, from trade and intercompany balances denominated in a currency other than US Dollar (“USD”) and from translation of our foreign subsidiaries operating results. We enter into foreign currency forward and option contracts to reduce the impact of fluctuations on earnings associated with foreign currency exchange rate changes. These foreign currencies include the Australian dollar, the British pound, the Canadian dollar, the European Union euro, and the Japanese yen. We use foreign exchange contracts to mitigate risk and do not intend to engage in speculative transactions. Currently our foreign exchange contracts do not qualify for derivative hedge accounting. We seek to manage the counterparty risk associated with engaging in foreign currency contracts by limiting transactions to counterparties with which we have established banking relationships.

A sensitivity analysis of a change in the fair value of these contracts, totaling $50.2 million in notional amount, indicates that if the USD weakened by 10% against the applicable foreign currency, the fair value of these contracts would decrease by approximately $4.9 million. Conversely, if the USD strengthened by 10% against the applicable foreign currency, the fair value of these contracts would increase by approximately $5.0 million. The offsetting gains and losses resulting from the changes in the intercompany balances as described above are not reflected in the sensitivity analysis above.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SONOSITE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

SonoSite, Inc.:

We have audited the accompanying consolidated balance sheets of SonoSite, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, cash flows, and shareholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SonoSite, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SonoSite Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. This report contains an explanatory paragraph stating that the Company acquired VisualSonics, Inc. (VisualSonics) during 2010 and management excluded from its assessment of the effectiveness of SonoSite, Inc.’s internal control over financial reporting as of December 31, 2010, VisualSonics’ internal control over financial reporting associated with total assets of $86.5 million and total revenues of $17.6 million included in the consolidated financial statements of SonoSite, Inc. and subsidiaries as of and for the year ended December 31, 2010. Our audit of internal control over financial reporting of SonoSite, Inc. also excluded an evaluation of the internal control over financial reporting of VisualSonics.

/s/    KPMG LLP

Seattle, Washington

March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

SonoSite, Inc.:

We have audited SonoSite, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SonoSite’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, SonoSite, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

SonoSite, Inc. acquired VisualSonics Inc, (VisualSonics), during 2010, and management excluded from its assessment of the effectiveness of SonoSite, Inc.’s internal control over financial reporting as of December 31, 2010, VisualSonics’ internal control over financial reporting associated with total assets of $86.5 million and total revenues of $17.6 million included in the consolidated financial statements of SonoSite, Inc. and subsidiaries as of and for the year ended December 31, 2010. Our audit of internal control over financial reporting of SonoSite, Inc. also excluded an evaluation of the internal control over financial reporting of VisualSonics.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SonoSite, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, cash flows and shareholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2010, and our report dated March 16, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Seattle, Washington

March 16, 2011

SONOSITE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$78,690	$183,065
Investment securities	—	74,682
Accounts receivable, less allowances of $932 and $1,388	81,516	71,347
Inventories	37,126	32,216
Deferred tax asset, current	7,801	7,350
Prepaid expenses and other current assets	12,384	12,034

Total current assets	217,517	380,694
Property and equipment, net	9,133	9,160
Deferred tax asset, net	4,373	775
Investment in affiliate	8,000	—
Goodwill	37,786	3,902
Identifiable intangible assets, net	47,423	24,018
Other assets	4,823	4,425

Total assets	$329,055	$422,974

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$10,597	$6,175
Accrued expenses	32,535	25,923
Deferred revenue, current portion	6,042	5,504

Total current liabilities	49,174	37,602
Long-term debt, net	97,379	92,905
Deferred tax liability	1,811	5,083
Deferred revenue, net	15,236	18,081
Other non-current liabilities, net	12,565	14,873

Total liabilities	176,165	168,544

Commitments and contingencies
Shareholders’ Equity
Preferred stock, $1.00 par value Authorized shares—6,000,000 Issued and outstanding shares—none	—	—
Common stock, $0.01 par value Shares authorized—50,000,000 Issued and outstanding shares:
As of December 31, 2010 and 2009—13,539,633 and 17,354,355	135	174
Additional paid-in capital	298,870	287,496
Accumulated deficit	(148,975)	(32,886)
Accumulated other comprehensive income (loss)	2,860	(354)

Total shareholders’ equity	152,890	254,430

Total liabilities and shareholders’ equity	$329,055	$422,974

See accompanying notes to the consolidated financial statements.

SONOSITE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2010	2009	2008
Revenue	$275,362	$227,389	$243,524
Cost of revenue	79,740	69,715	73,715

Gross margin	195,622	157,674	169,809
Operating expenses:
Research and development	32,550	29,021	28,698
Sales, general and administrative	136,156	115,208	118,679

Total operating expenses	168,706	144,229	147,377
Other income and (expense):
Interest income	669	2,159	9,089
Interest expense	(9,416)	(9,918)	(16,313)
Gain on convertible note repurchase	—	1,100	8,246
Other expense, net	(3,772)	(1,522)	(4,113)

Total other loss, net	(12,519)	(8,181)	(3,091)

Income before income taxes	14,397	5,264	19,341
Income tax provision	4,425	1,981	8,119

Net income	$9,972	$3,283	$11,222

Net income per share:
Basic	$0.69	$0.19	$0.66

Diluted	$0.66	$0.19	$0.64

Weighted average common and potential common shares outstanding:
Basic	14,506	17,239	16,892

Diluted	15,028	17,698	17,486

See accompanying notes to the consolidated financial statements.

SONOSITE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2010	2009	2008
Operating activities:
Net income	$9,972	$3,283	$11,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,176	5,352	4,125
Stock-based compensation	6,377	6,552	8,709
Deferred income tax provision (benefit)	(5,073)	427	3,551
Amortization of debt discount and debt issuance costs	4,895	5,015	8,305
Excess tax benefit from stock-based compensation	(1,188)	(144)	(1,025)
Gain on convertible note repurchase	—	(1,100)	(8,246)
Gain on bargain purchase of CardioDynamics	—	(1,099)	—
Other	1,078	730	855
Changes in operating assets and liabilities:
Accounts receivable	(6,318)	(3,013)	(6,273)
Inventories	564	153	194
Prepaid expenses and other assets	596	(3,133)	1,391
Accounts payable	2,573	(2,329)	(2,624)
Accrued expenses	3,381	(9,613)	10,014
Deferred revenue	(2,307)	19,463	(1,453)
Deferred liabilities	(252)	504	426

Net cash provided by operating activities	22,474	21,048	29,171
Investing activities:
Purchase of investment securities	(79,921)	(142,147)	(248,124)
Proceeds from the sales/maturities of investment securities	154,698	138,323	298,514
Purchase of property and equipment	(1,590)	(2,586)	(2,841)
Investment in affiliates	(8,000)	—	—
Purchase of CardioDynamics, net of cash acquired	—	(8,185)	—
Purchase of VisualSonics, Inc, net of cash acquired	(61,440)	—	—
Earn-out consideration for SonoMetric Health, Inc.	—	(387)	(921)

Net cash provided by (used in) investing activities	3,747	(14,982)	46,628
Financing activities:
Excess tax benefit from exercise stock-based awards	1,188	144	1,025
Minimum tax withholding on stock-based awards	(1,212)	(1,342)	—
Stock repurchases including transaction costs	(126,103)	—	—
Payment of contingent purchase consideration for LumenVu, Inc.	(425)	—	—
Proceeds from exercise of stock-based awards and employee stock purchase plan	5,267	1,769	4,551
Retirement of convertible debt	—	(30,492)	(62,406)
Proceeds from sale of call options	—	1,646	6,417
Repayment of long-term debt	(8,865)	—	—
Purchase of warrants	—	(1,514)	(5,934)

Net cash used in financing activities	(130,150)	(29,789)	(56,347)
Effect of exchange rate changes on cash and cash equivalents	(446)	(2,470)	1,105

Net change in cash and cash equivalents	(104,375)	(26,193)	20,557
Cash and cash equivalents at beginning of year	183,065	209,258	188,701

Cash and cash equivalents at end of year	$78,690	$183,065	$209,258

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10,452	$4,329	$2,777

Cash paid for interest	$4,481	$5,286	$9,323

See accompanying notes to the consolidated financial statements.

SONOSITE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except shares)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
Balance at December 31, 2007	16,746,017	$167	$275,256	$(47,391)	$1,430	$229,462
Comprehensive income:
Net income	—	—	—	11,222	—	11,222
Net unrealized gain on investment securities, net of tax of $118	—	—	—	—	248	248
Less reclassification adjustment for gain included in net income	—	—	—	—	(47)	(47)
Foreign currency translation adjustment	—	—	—	—	(463)	(463)

Comprehensive income						10,960
Equity component of convertible senior notes	—	—	(10,943)	—	—	(10,943)
Net tax liability from equity component of convertible senior notes	—	—	7,012	—	—	7,012
Exercise of stock options and employee stock purchase plan	260,254	3	4,548	—	—	4,551
Tax benefit from exercise of stock options, net	—	—	865	—	—	865
Tax benefit related to original issue discount on the convertible senior notes	—	—	1,231	—	—	1,231
Tax provision related to cancelation of debt	—	—	(803)	—	—	(803)
Stock-based compensation	—	—	8,676	—	—	8,676
Restricted stock units vested, net of 13,574 shares retired	48,426	1	(435)	—	—	(434)
Sale of call option	—	—	6,417	—	—	6,417
Repurchase of warrants	—	—	(5,934)	—	—	(5,934)

Balance at December 31, 2008	17,054,697	171	285,890	(36,169)	1,168	251,060
Comprehensive income:
Net income	—	—	—	3,283	—	3,283
Net unrealized loss on investment securities, net of tax of $122	—	—	—	—	(79)	(79)
Less reclassification adjustment for gain included in net income	—	—	—	—	(130)	(130)
Foreign currency translation adjustment	—	—	—	—	(1,313)	(1,313)

Comprehensive income						1,761
Equity component of convertible senior notes	—	—	(3,512)	—	—	(3,512)
Net deferred tax liability from equity component of debt component	—	—	2,435	—	—	2,435
Exercise of stock options and employee stock purchase plan	115,689	1	1,768	—	—	1,769

SONOSITE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except shares)

(continued)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
Tax shortfalls from stock-based compensation, net	—	—	(2,308)	—	—	(2,308)
Tax benefit related to original issue discount on the convertible senior notes	—	—	(1,183)	—	—	(1,183)
Tax benefit related to cancelation of debt	—	—	(933)	—	—	(933)
Stock-based compensation	—	—	6,552	—	—	6,552
Restricted stock units vested, net of 66,909 shares retired	183,969	2	(1,344)	—	—	(1,342)
Sale of call option	—	—	1,645	—	—	1,645
Repurchase of warrants	—	—	(1,514)	—	—	(1,514)

Balance at December 31, 2009	17,354,355	174	287,496	(32,886)	(354)	254,430
Comprehensive income:
Net income	—	—	—	9,972	—	9,972
Net unrealized loss on investment securities, net of tax of $3	—	—	—	—	92	92
Less reclassification adjustment for losses included in net income					(1)	(1)
Foreign currency translation adjustment	—	—	—	—	3,123	3,123

Comprehensive income						13,186
Exercise of stock options	290,456	2	5,265	—	—	5,267
Tax benefit from stock-based compensation, net	—	—	945	—	—	945
Stock-based compensation	—	—	6,377	—	—	6,377
Restricted stock units vested, net of 42,543 shares retired	135,796	1	(1,213)	—	—	(1,212)
Repurchase of stock	(4,240,974)	(42)		(126,061)	—	(126,103)

Balance at December 31, 2010	13,539,633	$135	$298,870	$(148,975)	$2,860	$152,890

See accompanying notes to the consolidated financial statements.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Overview

SonoSite develops, manufactures, and distributes high performance, innovative ultrasound technology and hand-carried ultrasound systems for use across medical specialties and in a range of treatment settings.

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

2. Summary of Significant Accounting Policies

Basis of presentation and use of estimates

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of SonoSite, Inc., and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management must make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

A decline in market value of any available-for-sale security below cost that is determined to be other than temporary results in a revaluation of its carrying amount to fair value. The impairment related to credit losses is charged to earnings and a new cost basis for the security is established. The impairment related to other factors is recognized in other comprehensive income. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Interest income is recognized when earned. We may incur unrealized losses due to changes in market value attributable to changes in interest rates. We have the ability and intent to hold our investments until a recovery of cost, which may be maturity. All investment securities matured during 2010.

Accounts receivable

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectability of our trade receivables based on a combination of factors, including a dialogue with the customer to determine the cause of non-payment, and

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

evaluation of the customer’s current financial situation. In the event it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the receivable to the amount that we expect to recover given all information present. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and our assessment of the customer’s current credit worthiness. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates in the future. If the financial condition of our customers were to deteriorate, for example as a result of the recent financial and economic turmoil or otherwise, resulting in an impairment of their ability to make payments, additional allowances may be required.

In the ordinary course of business, we grant credit to a broad customer base. Of the accounts receivable balance at December 31, 2010, 66% and 34% were receivable from international and domestic customers, prior to any allowance for doubtful accounts. The same percentages as of December 31, 2009 were 67% and 33% prior to any allowance for doubtful accounts.

Fair value of financial instruments

The carrying value of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain long-term other assets, approximates fair value. Cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. Financial instruments included in other long-term assets approximate fair value as interest rates on these items approximate market. Our investment securities, which primarily consisted of high-grade debt securities, are carried at fair value.

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

We utilize foreign currency forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable denominated in foreign currencies. We also use foreign currency forward contracts to reduce our exposure to foreign currency fluctuations on the translation of our foreign operations. These contracts did not qualify for hedge accounting and accordingly are marked-to-market with changes in fair value recorded in other expenses.

Inventories

Inventories are stated at the lower of cost or market, on a first-in, first-out method. Included in our inventories balance are demonstration products used by our sales representatives and marketing department. Adjustments to reduce carrying costs are recorded for obsolete material, shrinkage, earlier generation products and used or refurbished products held either as saleable inventory or as demonstration product. If market conditions change or if the introduction of new products by us or our competitors impacts the markets for our previously released products, we may be required to further write down the carrying cost of our inventories.

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

Goodwill and other intangible assets

We perform goodwill and indefinite lived intangible assets impairment tests in the fourth quarter and more frequently if facts and circumstances indicate reporting unit carrying values exceed estimated reporting unit fair values. Intangible assets subject to amortization, which consist mainly of customer relationships, acquired technology, trademarks, and non-compete agreements, are amortized using the straight-line method over their estimated useful lives of three to twenty-five years.

The process of evaluating the potential impairment of goodwill and indefinite lived intangible assets is subjective and requires significant judgment at many points during the analysis, including the identification of our reporting units, identification and allocation of the assets and liabilities to each of our reporting units and determination of fair value. In estimating the fair value of each reporting unit for the purposes of our annual or periodic impairment analyses, we relied upon estimates and significant judgments about the future cash flows and considered the market value of our publicly traded stock. Changes in judgment on these assumptions and estimates could result in goodwill impairment charges. We believe that the assumptions and estimates utilized are appropriate based on the information available to management.

We evaluate the recoverability of intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. This analysis requires similar significant judgments as those discussed above regarding goodwill, except for cash flows are based on an undiscounted cash flow to determine the fair value of the intangible.

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

Our circuit boards are produced by a large electronic manufacturing services supplier who produces the boards in their manufacturing facility in Malaysia. If we experience delays in the receipt or deterioration in product yields of these components, we may experience delays in manufacturing or an increase in costs resulting in lost sales or deterioration in gross margin.

Revenue recognition

We recognize revenue on products and accessories when goods are shipped under an agreement with a customer, risk of loss and title have passed to the customer, sales returns are estimable and collection of any resulting receivable is reasonably assured. Revenue is recorded net of any discounts, trade-in allowances, and estimated returns. We estimate returns by reviewing our historical returns, considering customer reaction to new product introductions and current economic conditions. We make product upgrades available for purchase to our customers. We recognize licensing revenue using the proportional performance method, a ratable recognition approach over the life of the license. In addition to a standard warranty, we offer extended warranty and service contracts for coverage beyond the standard warranty period or coverage above what is covered by a standard warranty. Those service contracts are recorded as deferred revenue. For extended warranty and service contracts, revenue is recognized as services are provided or over the term of the contract.

Sales to distributors are generally made pursuant to standard distributor agreements. We recognize revenue when risk of loss and title has transferred to the distributor and collection of any resulting receivable is reasonably assured. Our only significant post-shipment obligation to distributors is our standard product warranty covering materials and workmanship. The distributor can only reject products for an obvious defect or shipping error, generally within 30 days of receipt, and in such cases, replacement products would be sent. Since the distributor’s remedy is the replacement of the product and not a refund or credit and returns are estimable, we do not defer revenue associated with these sales. Costs associated with the repair of returned, defective products are captured in our warranty liability. Our standard distributor arrangements do not have any other return provisions.

Our sales arrangements may contain multiple elements, which include hardware and software products. For the vast majority of our shipments, all deliverables are shipped together. However, in some cases certain elements of a multiple element arrangement are not delivered as of a reporting date. In September 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards related to revenue recognition for arrangements with multiple deliverables and include some software elements. Effective January 1, 2010, we adopted new revenue recognition accounting guidance, which removes tangible products from the scope of the software revenue guidance if the products contain both software and non-software components that function together to deliver a product’s essential functionality. It also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. Concurrently, we adopted guidance that provides principles and application direction on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. It also requires an entity to allocate revenue in an arrangement using estimated selling

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. When the undelivered element represents services under extended service contracts, revenue equal to the stated price, less any allocable discount on the overall multi-element arrangement is deferred and recognized evenly over the contract term as those services are provided. Adoption of these pronouncements did not have a material effect on the consolidated financial statements.

Warranty expense

We generally offer a five year warranty for our products. We accrue estimated warranty expense at the time of sale for costs expected to be incurred under our product warranties. This provision for warranty expense is made using management’s judgment based upon our historical and anticipated product failure rates and service repair costs. Our warranty period for certain older generation products is one year. We periodically assess the adequacy of the warranty reserve and adjust the amount as necessary. The warranty is included with the original purchase.

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

Advertising costs

We expense costs for advertising and promotional activities as incurred. Advertising and promotional expenses for the years ended December 31, 2010, 2009 and 2008 were $10.0 million, $9.7 million, and $9.4 million.

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

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008
Net income	$9,972	$3,283	$11,222

Weighted average common shares outstanding used in computing basic net income per share	14,506	17,239	16,892
Effect of dilutive stock options and unvested restricted stock units	522	459	594

Weighted average common and potential common shares outstanding used in computing diluted net income per share	15,028	17,698	17,486

Net income per share:
Basic	$0.69	$0.19	$0.66
Diluted	$0.66	$0.19	$0.64

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

The following common shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2010	2009	2008
Stock options and unvested restricted stock	679	875	639
Warrants outstanding (1)	1,121	1,121	1,497

Total common shares excluded from diluted net income per share	1,800	1,996	2,136

(1)	As further detailed in note 9, in July 2007 we issued warrants to purchase up to 2.5 million shares of our common stock with a strike price of $46.965, which are anti-dilutive since the strike price of the warrants is greater than the market price of our common stock. In 2009 and 2008, we repurchased warrants that were for the purchase of up to 0.4 million and 1.0 million shares respectively.

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

The following are the components of accumulated other comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net unrealized (loss) gain on investments, net of tax	$—	$(91)	$118
Cumulative translation adjustments	2,860	(263)	1,050

Total accumulated other comprehensive income (loss)	$2,860	$(354)	$1,168

Foreign currency translation

The functional currencies of our international subsidiaries are the local currency of the country in which the subsidiary is located. Assets and liabilities of our international subsidiaries are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses and cash flows of our international subsidiaries are translated at average exchange rates of in effect during the period.

Accounting pronouncements issued not yet adopted

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force (Issue No. 10-A). ASU 2010-28 modifies Step 1 of the goodwill impairment test under ASC Topic 350 for reporting units with zero or negative carrying amounts to

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are adverse qualitative factors, including the examples provided in ASC paragraph 350-20-35-30, in determining whether an interim goodwill impairment test between annual test dates is necessary. The ASU allows an entity to use either the equity or enterprise valuation premise to determine the carrying amount of a reporting unit. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 for a nonpublic company. The Company expects that the adoption of ASU 2010-28 in 2012 will not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 will not have a material impact on our consolidated financial statement disclosures.

3. Cash, cash equivalents and investment securities

The following table summarizes our cash, cash equivalents and investment securities at fair value (in thousands):

	As of December 31,
	2010	2009
Cash	$8,217	$7,858
Cash equivalents:
Corporate bonds	—	13,999
Money market accounts	70,473	161,208

Total cash and cash equivalents	$78,690	$183,065

Investment securities:	$—	$74,682

Cash and cash equivalents primarily consist of money market accounts with major U.S. banks and highly liquid debt instruments with maturities at purchase of three months or less. Investment securities consisted of high-grade corporate debt. We had the ability to hold our securities until maturity; however, we classified all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Realized gains and losses from the sale of available-for sale securities are determined on a specific identification basis. All investment securities were traded in active markets (“Level 1”) and matured during 2010.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Cash, cash equivalents and investment securities—(Continued)

The amortized cost, gross unrealized holding gains and losses and fair value of investment securities classified as available-for-sale securities as of December 31 were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
2010:
Cash equivalents:
Money market accounts	$70,473	$—	$—	$70,473

Total cash equivalents	$70,473	$—	$—	$70,473

2009:
Cash equivalents:
Corporate bonds	$13,996	$3	$—	$13,999
Money market accounts	161,208	—	—	161,208

Total cash equivalents	$175,204	$3	$—	$175,207

Investments:
Corporate bonds	$74,668	$18	$(4)	$74,682

Total investments	$74,668	$18	$(4)	$74,682

The following table summarizes our realized gains and losses on sales of investments (in thousands):

	Year ended December 31,
	2010	2009	2008
Gains	$—	$130	$12
Losses	(1)	—	(59)

Realized gain (loss), net	$(1)	$130	$(47)

As of December 31, 2009, our investment in the Columbia Strategic Cash Portfolio has been liquidated. As of December 31, 2008, all investments other than this portfolio were Level 1 investments. We had an investment of $2.8 million invested in this portfolio. Distributions from this portfolio were solely at the discretion of the portfolio manager. This investment had been measured at fair value using significant unobservable inputs (“Level 3”), which was estimated to approximate the net asset value of the portfolio provided by the portfolio manager. The portfolio manager measured the net asset value based upon quoted market prices of comparable securities, as well as good faith estimates. Other-than-temporary impairments, all of which related to the Columbia Strategic Cash Portfolio, represented credit losses and are recognized in other income (loss) with no amount recorded in accumulated other comprehensive income.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Cash, cash equivalents and investment securities—(Continued)

The following table summarizes activity for the fair value measurements of significant unobservable inputs (Level 3) investments (in thousands):

December 31, 2009
Balance, at beginning of period	$2,765
Total gain (loss) (realized or unrealized) included in:
Other income (loss)	125
Other comprehensive loss	—

Distributions	(2,890)

Balance, at end of period	$—

Gains (losses) included in other income (loss) attributable to the change in unrealized losses relating to assets still held	$—

4. Financial statement detail as of December 31, 2010 and 2009

The following provides additional information concerning selected balance sheet accounts (in thousands):

	As of December 31,
	2010	2009
Inventories
Raw materials	$13,671	$9,177
Demonstration product	13,008	12,317
Finished goods	10,447	10,722

Total inventories	$37,126	$32,216

Property and equipment, net
Equipment, other than computer	$19,776	$17,680
Software	6,712	6,696
Computer equipment	6,056	5,434
Furniture and fixtures	3,159	3,153
Leasehold improvements	3,887	3,683
Buildings	718	771
Land	91	98

	40,399	37,515
Less accumulated depreciation and amortization	(31,266)	(28,355)

Total property and equipment, net	$9,133	$9,160

Depreciation expense for the years ended December 31, 2010, 2009, and 2008, was $3.2 million, $4.0 million and $4.0 million.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Financial statement detail as of December 31, 2010 and 2009—(Continued)

	As of December 31,
	2010	2009
Accrued expenses
Payroll and related	$16,532	$11,448
Taxes	2,485	3,482
Warranty, current portion	3,527	2,432
Accrued interest	1,972	1,970
Foreign exchange hedge settlement	2,471	67
Other	5,548	6,524

Total accrued expenses	$32,535	$25,923

Other non-current liabilities
Contingent purchase consideration	$2,277	$6,145
Deferred rent	1,253	1,525
Warranty liability, net of current portion	6,900	6,000
Other	2,135	1,203

Total other non-current liabilities	$12,565	$14,873

Deferred revenue
Current portion	6,042	5,504
Non-current portion	15,236	18,081

Total deferred revenue	$21,278	$23,585

We have classified amounts of our warranty liability as non-current based upon our estimated timing of repair costs. The warranty liability is summarized as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Beginning of year	$8,432	$7,094	$4,045
Charged to cost of revenue	5,744	3,720	4,773
Applied to liability	(3,879)	(2,683)	(1,724)
Liability acquired	130	301	—

End of Year	$10,427	$8,432	$7,094

5. Investment in affiliate

During 2010, we invested $8.0 million in Carticept Medical Inc. (“Carticept”), a privately held company that develops innovative products for the treatment of musculoskeletal injuries. Concurrently, we entered a joint distribution arrangement with Carticept. Additionally, our chief executive officer is on the board of directors. This investment is accounted for as a cost basis investment as we own less than 20% of the voting equity and do not have the ability to exercise significant influence. We will regularly evaluate the carrying value of this cost-

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Investment in affiliate—(Continued)

method investment for impairment and whether any events or circumstances are identified that would significantly impair the fair value of the investment. No event has occurred that would adversely affect the carrying value of this investment.

We are a principal owner and distributor of Carticept. During 2010, we have recognized revenue of $1.3 million from Carticept. Accounts receivable from Carticept was $0.3 million as of December 31, 2010.

6. Acquisitions

VisualSonics, Inc.

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

Cash consideration of $64.5 million was transferred for the shares of VisualSonics. During 2010, the results of VisualSonics’ operations are included in our consolidated financial statements since the date of acquisition.

Operating expenses include acquisition related charges of $4.2 million for the for the year ended December 31, 2010.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Acquisitions—(Continued)

The following table summarizes the acquisition-date fair value of the assets acquired and the liabilities assumed in connection with the business combination as revised (in thousands):

June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$3,322
Accounts receivable	4,538
Inventories	5,002
Deferred income taxes	1,224
Prepaid expenses and other current assets	1,160

Total current assets	15,246
Property and equipment, net	1,312
Identifiable intangible assets	32,910
Goodwill	31,523

Total assets	$80,991

Liabilities
Current liabilities:
Accounts payable	$1,988
Accrued expenses and other current liabilities	3,409
Deferred revenue	410

Total current liabilities	5,807
Long-term debt	8,828
Deferred tax liabilities	1,223
Other non-current liabilities	371

Total liabilities	16,229

Net assets acquired	$64,762

During the measurement period the preliminary amount will be updated based upon new information received related to the facts and circumstances that existed at the acquisition date. During the measurement period through December 31, 2010 we have updated certain provisional amounts and the resulting change decreased deferred income taxes by $1.2 million, increased prepaid expenses and other assets by $0.2 million, increased goodwill by $1.0 million, decreased accounts payable by $0.2 million, increased accrued expenses and other liabilities by $0.1 million, decreased deferred tax liabilities by $0.1 million and decreased net assets acquired by $0.2 million. We have not been able to complete the analysis of potential exposure to Federal, State, Local and International taxes. We are still gathering the information needed to determine whether a liability as of the acquisition date requires a preliminary amount as part of the acquisition accounting.

These assets and liabilities were recorded at the acquisition-date fair value. We used an “income” approach, which is a measurement of the present value of the net economic benefit or cost expected to be derived from an asset or liability, to measure the acquired assets and liabilities excluding inventory, and property and equipment. Inventory was measured using a cost approach. Property and equipment were valued using a combination of the market and cost approaches.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Acquisitions—(Continued)

We used the following methods to measure fair value of intangible assets:

•	Developed technology and customer relations were valued using the multi-period excess earnings method

•	Trademarks were valued using the relief from royalty method

The fair value of the identified intangible assets was estimated by performing a discounted cash flow analysis using the “income” approach. This method includes a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible and intangible assets utilized in cash flow generation. Net cash flows attributable to the identified intangible assets were discounted to their present value at a rate commensurate with the perceived risk. The projected cash flow assumptions considered contractual relationships, customer attrition and the tax amortization benefit.

Intangibles assets acquired consisted of the following (in thousands):

	Amount	Amortization Period (in years)
Trademarks	$3,060	25
Developed technology	22,620	3 to 10
Customer relationships	7,230	5 to 7

Total intangibles	$32,910

The total fair value of trade receivables acquired amounted to $4.5 million which equated the amount due on these receivables.

We recognized a warranty liability of $0.1 million related to VisualSonics’ products. We expect to incur the majority of these costs by the end of 2011. The potential undiscounted amount of all future payments that we could be required to make under the warranty arrangements is estimated to be $0.1 million.

We recognized a deferred tax asset of $8.3 million, which includes foreign net operating loss carryforward of $1.0 million, foreign research and experimentation expense carryforward of $5.1 million, and foreign research and experimentation tax credit carryforward of $1.8 million. Additionally, deferred tax liabilities of $8.3 million were recorded relating to acquired intangible assets. A valuation allowance was established of $0.4 million on the net deferred tax assets of VisualSonics. The net operating loss was generated in 2010 and will expire in 2030. The research and experimentation expense carryforward has an indefinite life and the research and experimentation tax credit carryforwards expire from 2025 through 2030.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Acquisitions—(Continued)

The results of VisualSonics’ operations has been included in our consolidated financial statements since the date of acquisition. For comparability purposes, the following table presents our pro forma revenue and net income (loss) for the twelve months ended December 31, 2010 and 2009, had the VisualSonics’ acquisition date been January 1, 2009 (in thousands):

	Unaudited
	Revenue	Net income (loss)
VisualSonics:
Actual from June 30, 2010 to December 31, 2010	$17,626	$(958)
Supplemental pro forma from the combined entity for the period:
January 1, 2010 to December 31, 2010 (1)	$291,010	$8,379
January 1, 2009 to December 31, 2009	$266,520	$(2,191)

(1)	Pro forma net income (loss) excluded acquisition and integration charges of $4.2 million.

Because VisualSonics fiscal year end was September, three months prior to our year-end, revenue and net income (loss) in the pro forma disclosures have been adjusted to reflect our fiscal year. Additionally, VisualSonics’ earnings were adjusted to reflect the statutory tax rate utilized by VisualSonics in the pro forma periods presented. Pro forma net income (loss) excludes non-recurring charges including acquisition costs and expenses-related to long-term debt and liability classified equity instruments, but includes amortization of intangible assets and stock based compensation resulting from this acquisition.

CardioDynamics International Corporation

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

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Acquisitions—(Continued)

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

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Acquisitions—(Continued)

Intangible assets acquired consisted of the following (in thousands):

	Amount	Amortization Period ( in years)
Developed technology	$1,500	5.0
Customer relationships	9,300	4.8
Trademarks	800	2
Internally developed software	800	3

Total intangibles	$12,400	4.5

We used the following methods to measure fair value of intangible assets:

•	Developed technology and customer relations were valued using the multi-period excess earnings method

•	Trademarks were valued using the relief from royalty method

•	Internally developed software was valued using the cost approach

The total fair value of short-term and long-term receivables acquired amounted to $2.7 million. The contractual amount due on these receivables is $3.8 million, of which a reduction of $1.1 million has been taken for credit risk.

We recognized a warranty liability of $0.3 million related to CDIC’s products. We expect to incur the majority of these costs by the end of 2011. The potential undiscounted amount of all future payments that we could be required to make under the warranty arrangements is estimated to be $0.3 million. As of December 31, 2010, there has been no change since August 14, 2009, in the amount recognized for this liability or any change in the range of outcomes or assumptions used to develop the estimates.

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

We assumed $5.6 million in long-term debt, of which $5.3 million was repaid immediately. As of December 31, 2010, we had remaining long-term debt of $0.3 million, related to two bank loans, secured by the building acquired, with fixed interest rates of 5.9% and 5.3% through July 2011, when they become adjustable. Both loans mature on August 31, 2021.

LumenVu, Inc.

In July 2007, we acquired all of the outstanding stock of LumenVu, Inc. (“LumenVu”), a private development stage company that developed, in conjunction with a leading academic research institution, a patented technology to improve the accuracy of catheter placement. The technology was exclusively licensed to

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Acquisitions—(Continued)

LumenVu by a leading academic research institution. We intend to integrate this technology in a new product line that can be sold along with existing product lines in certain clinical markets.

The results of LumenVu’s operations were included in our consolidated financial statements since the date of the acquisition. The acquisition, which was an asset purchase, had a purchase price that consisted of cash consideration of $2.9 million, note receivable forgiveness of $0.1 million, assumed liabilities of $0.6 million, which were paid at closing, and contingent future cash payments up to $10.0 million, which had an estimated fair value of $4.0 million at the date of acquisition. The future cash payments are contingent upon the continued development of the product and recognizing revenue from the sale of products incorporating this technology. The liability for contingent consideration is accreted to other expense over the expected payment period.

During the fourth quarter of 2010, we determined that, based upon our projected product development and release dates, maximum liability for future contingent consideration would not be required. We determined the fair value of future contingent consideration was $2.2 million. Accordingly, we reduced the liability for contingent consideration by $4.0 million as well reduced the deferred tax liability by $2.3 million and intangible assets by $6.3 million.

During 2010, 2009 and 2008, we recorded $0.5 million, $1.0 million and $0.9 million, respectively, of accretion expense. The fair value of assets acquired determined as of July 2007 was $11.8. Based upon the fair value of future contingent consideration determined in fourth quarter of 2010, the fair value of the assets acquired was $5.5 million. This amount has been allocated to an intangible technology asset, which will be amortized over ten years commencing with sales of products incorporating this technology. No amortization expense has been recorded as no products using this technology are available for sale. The amortization of this intangible technology asset is not deductible for tax purposes accordingly we have recorded a deferred tax liability of $2.0 million. Additionally, we recorded a deferred tax asset associated with net operating losses of LumenVu of $0.2 million.

SonoMetric Health, Inc.

In May 2004, we acquired 100% of the outstanding common shares of SonoMetric Health, Inc. (“SonoMetric”). The results of SonoMetric’s operations have been included in our consolidated financial statements since that date. We purchased all of SonoMetric’s outstanding common shares for an immediate cash payment of $1.5 million, plus future cash payments of up to $4.5 million contingent upon the amount of revenue recognized from the sale of the purchased software over the five-year period following the closing date of the acquisition. We accrued contingent payments of $0.1 million and $0.4 million as of December 31, 2009 and 2008, respectively, as a result of revenue recognized on the sale of the software. These contingent payments, which were measured and required through April 2009, were recorded as goodwill. We made the final contingent payment in the first quarter of 2010.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Goodwill and other intangible assets

Goodwill and other intangible assets consisted of the following (in thousands):

	As of December 31,
	2010	2009
Goodwill, at historical cost	$35,425	$3,902
Foreign exchange translation	2,361	—

Goodwill, inclusive of foreign exchange	37,786	3,902

Identifiable intangible assets:
Definite lived intangible assets, net of accumulated amortization of $8,328 and $3,041	46,891	23,486
Indefinite lived intangible assets	532	532

Total intangible assets	$47,423	$24,018

The goodwill associated with VisualSonics has been recorded in the functional currency of VisualSonics, which is the Canadian dollar. During 2010 the translated balance of Goodwill increased by $2.4 million as the Canadian dollar increased in value against the US dollar. As of December 31, 2010 definite lived intangible assets had a remaining weighted average useful life of 8.7 years. Amortization expense related to intangible assets was $5.3 million, $1.5 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008. Amortization expense of intangible assets is estimated to be $7.4 million in 2011, $6.7 million in 2012, $6.2 million in 2013, and $5.6 million in 2014. During the fourth quarter of 2010, we completed our annual impairment assessments of our goodwill and indefinite-lived intangible assets and determined that they were not impaired. If there is impairment, these assets would be measured at fair value.

8. Hedging activities

We are exposed to foreign currency risk from both trade receivable balances denominated in a currency other than the local currency and intercompany receivable balances denominated in currencies other than US Dollar (“USD”) and from translation of our foreign subsidiaries operating results. We enter into foreign currency forward and option contracts to reduce the impact of fluctuations on earnings associated with foreign currency exchange rate changes. These foreign currencies include the Australian dollar, the British pound, the Canadian dollar, the European Union euro, and the Japanese yen. We use foreign exchange contracts to mitigate risk and do not intend to engage in speculative transactions. Currently our foreign exchange contracts do not qualify for derivative hedge accounting. We seek to manage the counterparty risk associated with engaging in foreign currency contracts by limiting transactions to counterparties with which we have established banking relationships

We use foreign currency forward contracts to hedge a substantial portion of our intercompany receivable balances denominated in currencies other than the USD. As of December 30, 2010, we had $41.8 million in notional amount of foreign currency contracts that expire through January 31, 2011. Gains and losses in the fair value of these contracts are intended to offset the losses and gains, resulting from the changes in the underlying intercompany balances. The fair value of these contracts as of December 31, 2010 was not material to our results of operations or our financial position.

We use foreign currency forward and option contracts to hedge the impact of currency fluctuations on the translation of the financial statements of our foreign operations. As of December 31, 2010, we had $8.4 million in notional amount of foreign currency contracts expiring at various dates through September 2011. The fair value of these contracts, which are Level 2 securities, as of December 31, 2010 was a liability of $0.4 million.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Hedging activities—(Continued)

Fair value measurements of foreign currency forward and option contracts are as follows (in thousands):

	Fair Value Measurements at December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Hedge contracts	$—	$(463)	$—
Unamortized option contract premiums	—	62	—

Total	$—	$(401)	$—

Recognized gains and losses, which are included in other expense on the consolidated statement of income, are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Hedges of intercompany balances
(Loss) gain on foreign currency hedges	$(4,003)	$(3,384)	$217
Gain (loss) on translation of intercompany receivables	1,511	3,047	(2,649)
Hedges of translation of foreign operations
Loss on foreign currency hedges	(783)	(337)	—

Loss related to hedge activities	$(3,275)	$(674)	$(2,432)

9. Long-term debt

Effective January 1, 2009, we adopted new accounting guidance, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The new accounting guidance requires bifurcation of a component of the conversion option, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of income in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized.

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

To account for the Notes, we bifurcated a component of the conversion option. We calculated the fair value of the liability component of the Notes using a discount rate of similar liabilities without conversion features and

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Long-term debt—(Continued)

determined the carrying amount of the equity component by deducting the fair value of the liability component from the initial carrying value of the convertible debt. This resulted in an initial recognition of $63.9 million of debt discount, to be amortized over a seven year period at an effective interest rate of 8.5%, and a corresponding deferred tax liability of $23.6 million. Additionally, $2.1 million of debt issuance costs, which were included in other assets in our consolidated balance sheet, were classified as equity on a proportionate basis as the equity component.

The following table summarizes the carrying value of the debt and equity components (in thousands):

	As of December 31,
	2010	2009
Equity component	$33,957	$33,957

Senior convertible debt:
Outstanding	$114,745	$114,745
Debt discount	17,647	22,171

Senior convertible, net	$97,098	$92,574

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

The debt discount and debt issuance costs are being amortized through July 2014. Interest expense for the amortization of debt discount and debt issuance costs was $4.9 million, $5.0 million and $8.3 million for the years ended December 31, 2010, 2009 and 2008. Interest expense for the contractual coupon was $4.3 million, $4.9 million and $8.0 million for the years ended December 31, 2010, 2009 and 2008.

In 2009, we repurchased $30.0 million in principal amount of our Notes for $25.2 million. As a result of these repurchases, we recorded a gain of $1.1 million in other income, net of deferred financing costs of $0.5 million and costs to complete the repurchase transaction. We also partially unwound the associated convertible note hedges, which resulted in proceeds to us of approximately $1.6 million for the sale of call options, offset by $1.5 million we paid for the repurchase of warrants. Following the repurchases, unamortized debt issuance costs approximated $1.8 million. The remaining discount of $17.7 million will be amortized over 3.5 years.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Long-term debt—(Continued)

Repurchases in 2009 also resulted in the reduction of the carrying value of the equity component by $3.5 million, the allocated amount from repurchases of our senior convertible debt, and $0.2 million from the write-off of the deferred tax asset related to debt issuance costs, offset by a $1.7 million reduction of the deferred tax liability related to the debt discount. These were noncash items from the repurchase transaction.

In 2008, we repurchased $80.3 million in principal amount of our senior convertible notes for $62.4 million. As a result of these repurchases, we recorded a gain, net of deferred financing costs and costs to complete the repurchase transaction, of $8.2 million in other income,. The payment received from partially unwinding the associated convertible note hedges resulted in proceeds to us of approximately $6.4 million, offset by $5.9 million we paid for the repurchase of warrants. The transaction also resulted in a write off of $1.5 million of debt issuance costs. Following the repurchases, debt issuance costs approximated $2.7 million. The net proceeds from the issuance of the Notes, net of issuance costs, the convertible note hedge transaction, and the warrant transaction were $208.5 million.

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

In connection with our purchase of CDIC, we acquired long-term debt. As of December 31, 2010, we had remaining long-term debt of $0.3 million, related to two bank loans, secured by the building acquired, with fixed interest rates of 5.9% and 5.3% through July 2011, when they become adjustable. Both loans mature on August 31, 2021.

Our senior convertible debt is measured for disclosure only at fair value using quoted market prices (Level 1). As of December 31, 2010 and 2009, the fair value of our senior convertible debt was $126.0 million and $111.3 million.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Shareholders’ equity

Stock compensation plans

At December 31, 2010, we had six stock-based employee compensation plans: the 1998 Nonofficer Employee Stock Option Plan (“1998 NOE Plan”), the 1998 Stock Option Plan (“1998 Plan”), the Nonemployee Director Stock Option Plan (“Director Plan”), the Amended and Restated 2005 Stock Incentive Plan (“2005 Plan”), the 2005 Employee Stock Purchase Plan (“2005 ESPP Plan”) and the 2010 Equity Incentive Plan (“VisualSonics’ Plan”).

Total stock-based compensation expense recognized in our consolidated statements of operations consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Stock options	$1,210	$972	$1,978
Restricted stock units	5,167	5,362	6,105
Employee stock purchase plan	—	218	626

Total stock-based compensation	$6,377	$6,552	$8,709

The related deferred tax benefit was $2.3 million, $2.4 million and $3.0 million for the years ended December 31, 2010, 2009 and 2008.

As part of the acquisition of VisualSonics, we assumed options to purchase common shares and restricted stock units granted by VisualSonics under the VisualSonics’ Plan prior to the acquisition. The number of shares of our common stock underlying the assumed options is 287,750, and the exercise prices for the assumed options are equal to the fair market value of VisualSonics common shares at the date of grant, adjusted upon acquisition pursuant to an agreed upon exchange ratio that reflected the fair market value of our common stock on the date of acquisition and the consideration attributable to each VisualSonics common share in the acquisition. The assumed stock options will vest and become exercisable with respect to 25% of each grant beginning on June 30, 2011 and on each of the three anniversaries thereafter, and have a seven year term from the grant date. The number of shares of our common stock underlying the assumed RSUs is 345,689. Most of the assumed restricted stock units will vest with respect to one-third (1/3) of each grant beginning on June 30, 2013 and on each of the two anniversaries thereafter; however, certain assumed restricted stock unit grants will vest entirely on June 30, 2013. No shares are available for grant under the VisualSonics’ Plan.

Under the 1998 NOE Plan, 1998 Plan, 2005 Plan, and option grants outside our stock option plans, as of December 31, 2010, 7,240,000 total shares of common stock were authorized primarily for issuance upon exercise of stock options and release of restricted stock units at prices equal to the fair market value of our common shares at the date of grant. As of December 31, 2010, 2,317,045 of those shares granted under the plans were still outstanding, and 386,392 shares were still available for grant under these stock option plans. In most cases, stock options vest 25% each year over a four year vesting period. Certain stock options vest 25% after one year of employment and then monthly over the next three years, and certain grants made to employees after their first year of employment vest monthly over four years. All options have either a seven or ten year term from the grant date.

Under the Director Plan, as of December 31, 2004, 125,000 shares of common stock were authorized for issuance of stock options at prices equal to the fair market value of our common shares at the date of grant. At December 31, 2005, there were no longer shares available for grant under this Plan. Stock options are exercisable

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Shareholders’ equity—(Continued)

and vest in full one year following their grant date provided the optionee has continued to serve as our director. Each option expires on the earlier of ten years from the grant date or 90 days following the termination of a director’s service as our director.

The 2005 ESPP Plan, which qualifies under Section 423 of the Internal Revenue Code, permits all U.S. based employees to purchase shares of our common stock. Participating employees may purchase common stock through payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. The 2005 ESPP was discontinued in 2009 and on through 2010. As of December 31, 2010 1,000,000 shares of common stock were authorized for issuance under the 2005 ESPP Plan. During the years ended December 31, 2009 and 2008, 66,498 and 95,248 shares of common stock were issued under this plan, respectively.

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

The fair value for stock option awards and shares associated with the employee stock purchase plan was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options			ESPP
	Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008
Expected term (in years)	—	5.0	5.0	—	0.5	0.5
Expected stock price volatility	—	34%	34%	—	46%	41%
Risk-free interest rate	—	2.3%	2.7%	—	1.1%	1.5%
Expected dividend yield	—	0.0%	0.0%	—	0.0%	0.0%
Weighted average fair value of options granted	—	$7.31	$7.55	—	$5.67	$6.92

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

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Shareholders’ equity—(Continued)

Summary of stock option activity

The following table presents summary stock option activity for the year ended December 31, 2010 (shares presented in thousands):

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)
Outstanding, beginning of year	1,664	$24.34
Granted	—	—
Assumed VisualSonics’ Plan	288	$27.45
Exercised	(290)	$18.14
Forfeited	(55)	$23.27
Expired	(109)	$30.19

Outstanding, end of year	1,498	$25.76	4.00	$11,505

Exercisable, end of year	954	$27.25	2.97	$6,727

The aggregate intrinsic value in the table above is based on our stock price of $31.92 on December 31, 2010, which would have been received by the optionees, without reduction for applicable income taxes, had all options been exercised on that date. As of December 31, 2010, total unrecognized stock-based compensation expense related to nonvested stock options was $3.0 million, which is expected to be recognized over a weighted average period of approximately 3.35 years. During the years ended December 31, 2010, 2009 and 2008, the total intrinsic value of stock options exercised was $3.3 million, $0.1 million and $3.0 million, respectively.

We issue new shares of common stock upon exercise of stock options.

The following is a summary of stock options outstanding as of December 31, 2010 (shares presented in thousands):

Range of exercise prices	Options outstanding			Options exercisable
	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$11.34–$16.32	91	1.77	$15.67	91	$15.67
$16.44–$16.44	350	4.79	$16.44	169	$16.44
$17.26–$27.00	315	3.17	$22.02	243	$21.89
$27.45–$28.24	303	6.51	$27.49	12	$28.24
$29.83–$40.58	439	2.70	$36.74	439	$36.75

	1,498	4.00	$25.76	954	$27.25

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Shareholders’ equity—(Continued)

Restricted stock units

We have granted restricted stock unit (“RSU”) awards to employees under the 1998 Plan, 2005 Plan and the VisualSonics’ Plan. Under the 1998 Plan and 2005, the vesting period for our RSU awards is three years from the date of grant excluding Director RSU grants, which vest annually over three years. Under the VisualSonics’ Plan, awards vest annually over three years starting three years after date of grant. As of December 31, 2010, total unrecognized stock-based compensation expense related to nonvested RSU awards was $11.9 million, which is expected to be recognized over a weighted average period of approximately 2.7 years.

The following table presents summary RSU award activity for the year ended December 31, 2010 (shares presented in thousands):

	Shares	Weighted average grant date fair value
Non-vested, beginning of year	483	$33.54
Granted	213	$29.44
Assumed VisualSonics’ Plan	346	$27.45
Forfeited	(45)	$23.79
Vested	(178)	$29.12

Non-vested, end of year	819	$31.92

We issue new shares of common stock upon the vesting of restricted stock units.

Stock repurchases

We received authorization from our board of directors to repurchase up to $150.0 million of our common stock or convertible debt. The repurchase program may be suspended or discontinued at any time without notice. During 2010, we repurchased 4,240,974 shares of our common stock in the open market for an aggregate price of $126.1 million at an average price of $29.72. These repurchases were made using existing cash resources. As of December 31, 2010 the remaining amount that has been authorized to repurchase our common stock or convertible debt is $23.9 million.

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

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Shareholders’ equity—(Continued)

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

11. Income taxes

The components of income before income taxes are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
U.S. operations	$9,603	$2,707	$17,866
Foreign operations	4,794	2,557	1,475

Total income before income taxes	$14,397	$5,264	$19,341

The components of income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Current:
U.S. Federal	$7,358	$522	$1,985
State and local	1,427	206	1,175
Foreign	713	826	1,408

Total Current	9,498	1,554	4,568

Deferred:
U.S. Federal	(4,870)	274	4,336
State and local	(770)	54	(386)
Foreign	567	99	(399)

Total Deferred	(5,073)	427	3,551

Total income tax provision	$4,425	$1,981	$8,119

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Income taxes—(Continued)

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the net income. The sources and tax effects of the differences are as follows:

	Years Ended December 31,
	2010	2009	2008
U.S. federal tax expense at statutory rates	35.0%	34.0%	35.0%
State income taxes, net of federal benefit	2.8%	0.6%	2.1%
Non-deductible expenses	3.4%	5.1%	1.1%
Executive compensation	0.9%	5.6%	0.5%
Foreign share based compensation	1.9%	(16.2)%	2.4%
Non-deductible interest expense	2.0%	3.9%	1.3%
Transaction costs	3.7%	6.5%	—
Domestic production deduction	(6.7)%	—	(1.1)%
Research and experimentation credits	(11.0)%	(17.1)%	(2.0)%
Foreign tax rates	(0.9)%	(0.4)%	0.9%
Deferred tax rate change	(0.2)%	—	0.2%
Tax uncertainties	(4.2)%	16.6%	—
Valuation allowance changes	(0.5)%	5.4%	—
Gain on CDIC acquisition	—	(7.1)%	—
Other	4.6%	0.7%	1.6%

Effective tax rate	30.8%	37.6%	42.0%

Deferred tax assets and deferred tax liabilities are comprised of the following (in thousands):

	As of December 31,
	2010	2009
Deferred tax assets:
Tax attribute carryforwards:
Domestic net operating loss	$4,722	$5,126
Foreign net operating loss	1,519	432
Foreign research and experimentation expense	5,114	—
Foreign research and experimentation credit	1,822	—
Domestic research and experimentation credit	—	2,404
Allowances and accruals not recognized for tax purposes	9,402	7,821
Stock-based compensation	4,900	4,994
Property, plant and equipment	—	478
Deferred royalty revenue	6,345	—
Other	1,399	1,920

Gross deferred tax assets	35,223	23,175
Valuation allowance	(1,962)	(1,488)

Net deferred tax assets, net of valuation allowance	33,261	21,687
Deferred tax liabilities:
Property, plant and equipment	(366)	—
Convertible debt	(9,242)	(10,240)
Intangibles	(13,290)	(8,405)

Net deferred tax assets	$10,363	$3,042

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Income taxes—(Continued)

The total valuation allowance of $2.0 million includes a $1.2 million valuation allowance established against state NOL carryforwards acquired from CDIC, a $0.4 million valuation allowance established against capital loss carryforwards, and $0.4 million related to the net deferred tax asset of VisualSonics. Our increase in valuation allowance of $0.5 million in 2010 is attributable to the valuation allowance recorded on the net deferred tax assets at VisualSonics at acquisition date. We considered the positive and negative evidence related to the realization of the net deferred tax assets at this entity and concluded that it is not more likely than not that these assets will be realized, therefore a full valuation allowance was recorded.

During 2009, a deferred tax asset amounting to $3.9 million was recorded related to CDIC’s federal NOL carryforwards, which were based on tax returns filed through November 30, 2008, and which expire between 2010 and 2028. In 2010, we increased the deferred tax asset related to CDIC’s federal NOL carryforward by $0.2 million. The CDIC federal NOL carryforwards that will be available for utilization during this period are limited to $11.5 million, resulting from change in ownership limitations under Section 382 of the Internal Revenue Code. In 2010, a deferred tax asset continues to be recorded related to CDIC’s state NOL carryforwards of $1.2 million for which future utilization is not considered more likely than not based on the weight of all positive and negative factors. Accordingly, a valuation allowance has been recorded with respect to CDIC’s state NOL’s.

During 2010, we acquired VisualSonics which has the following tax attribute carryforwards: net operating loss carryforward of $1.0 million, research and experimentation expense carryforward of $5.1 million, and research and experimentation tax credit carryforward of $1.8 million. A valuation allowance was established of $0.4 million on the net deferred tax assets of VisualSonics. The NOL was generated in 2010 and will expire in 2030. The research and experimentation expense carryforward has an indefinite life and the research and experimentation tax credit carryforwards expire from 2025 through 2030.

We have a deferred tax asset of $0.5 million related to foreign NOL carryforwards, which do not expire. Under certain provisions of the Internal Revenue Code of 1986, as amended, the availability and utilization of our domestic NOL and tax credit carryforwards may be subject to further limitation if it should be determined that there has been a change in ownership of more than 50%.

We have not provided for U.S. deferred taxes on earnings of non-U.S. subsidiaries as such earnings are deemed to be permanently reinvested. Determination of unrecorded deferred taxes on earnings of non-U.S. subsidiaries is not practicable. The amount of unremitted foreign earnings deemed permanently reinvested at December 31, 2010 is $8.3 million.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Income taxes—(Continued)

Our unrecognized tax benefits relate to various foreign jurisdictions and U.S. federal and state tax position. A reconciliation of the unrecognized tax benefits is as follows (in thousands):

	As of December 31,
	2010	2009
Beginning of year	$5,178	$3,191
Prior year tax positions decreases	(683)	—
Current year tax positions	429	1,375
Current year tax positions decreases	(14)	—
Settlements with taxing authorities	(1,408)	—
Acquired unrecognized tax benefits	92	473
Foreign currency translation	(98)	139

End of year	$3,496	$5,178

Of the $3.5 million of unrecognized tax benefits at December 31, 2010, all but $0.1 million would reduce income tax expense if ultimately recognized. We do not expect any other significant increases or decreases to our unrecognized tax benefits within 12 months of this reporting date.

Interest and penalties incurred associated with unresolved income tax positions are included in income tax expense. Accrued interest and penalties amounted to approximately $0.4 million at the end of 2010 and was $0.2 million at the end of 2009.

In the normal course of business, we are subject to examination by tax authorities throughout the world, including such major jurisdictions as the U.S., Canada, France, Japan, and the United Kingdom. We are subject to U.S. federal, state and local, or non-U.S. income tax examinations for years after 2002. However, carryforward attributes that were generated prior to 2003 may still be adjusted by a taxing authority upon examination if the attributes have been or will be used in a future period.

12. Employee Benefit Plan

401(k) Retirement Savings Plan

All our employees in the U.S. are eligible to participate in our 401(k) Plan. Terms of the 401(k) Plan permit an employee to contribute up to a maximum permissible by the Internal Revenue Service during any plan year. At our discretion, we match each employee’s contribution in increments equivalent to 100% for the first 3% and 50% for the second 3% of the employee’s contribution percentage. In February 2009, we suspended matching contribution to the 401(k) Plan 2009 and 2010. In 2010, 2009 and 2008 we contributed $0.0 million, $0.3 million and $1.5 million in matching contributions to the 401(k) Plan in accordance with the plan’s terms. Employees immediately vest in the contributions the employee makes. Vesting in our contribution on behalf of the employee occurs at equal increments at the end of each year of the first five years of an employee’s service with us.

13. Commitments and contingencies

Indemnification Obligations and Guarantees (excluding product warranty)

We provide (i) indemnifications of varying scope and size to our customers and distributors against claims of intellectual property infringement made by third parties arising from the use of our products;

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Commitments and contingencies—(Continued)

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

Operating leases and long-term debt

We are required to make annual interest payments on our convertible senior notes and bank loans assumed in the CDIC acquisition. We currently lease office and manufacturing space, automobiles and office equipment under operating leases. Future minimum lease payments and long-term principal are as follows (in thousands):

	Operating Leases	Long-term Debt
2011	4,093	21
2012	3,262	23
2013	2,688	24
2014	785	114,770
2015	149	27
Thereafter	100	188

Total	$11,077	$115,053

Rent expense for the years ended December 31, 2010, 2009 and 2008 was $4.0 million, $3.5 million and $3.2 million.

Other commitments

In 2010, we entered into a joint distribution agreement with Carticept. In 2012 we are required to procure a minimum number of Carticept products that will be determined based on distribution activity in 2011.

In June 2008, we committed to donating 12 of our systems and two probes per system per year over a four-year period to a research university commencing in 2010 for use in clinical research. As of December 31, 2010, we anticipate shipping the first systems in early 2011.

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

In the U.S., we have complemented our direct sales efforts by entering into group purchasing agreements with major healthcare GPOs. Typically, a GPO negotiates with medical suppliers, such as us, on behalf of the GPO’s member healthcare facilities, providing such members with uniform pricing and terms and conditions. In exchange, the GPO identifies us as a preferred supplier for its members. Member facilities participating in the

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Commitments and contingencies—(Continued)

GPO’s purchasing program can consist of hospitals, medical group practices, nursing homes, surgery centers, managed care organizations, long term care facilities, clinics and integrated delivery networks. These agreements require us to pay fees based on the amount of sales generated from these agreements. For the years ended December 31, 2010, 2009 and 2008, we recorded fees related to these agreements as sales, general and administrative expenses of $2.4 million, $1.9 million and $2.1 million, respectively.

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

In October 2009, we settled all pending patent litigation worldwide with GE. Under the settlement agreement, both parties agreed to dismiss their claims against each other in all pending litigation. The parties entered into worldwide cross-licenses of the patents in litigation, including a license of the ‘412 patent by us to GE, and provided each other with mutual releases. In exchange for the ‘412 license, GE paid an upfront fee of $21 million to us and will also make ongoing royalty payments on US sales and production of hand-carried ultrasound systems. We will receive these royalty payments until the ‘412 patent expires in June 2016. As part of the settlement, we also entered an arrangement with GE to create a foundation to fund research, education and training of best practices for point-of-care ultrasound. We recognize licensing revenue using the proportional performance method, a ratable recognition approach over the life of the license.

During 2010, we took action to ensure compliance with certain contractual pricing agreements. We paid $0.8 million and recorded a liability of $0.3 million that we believe represents our obligation; however final settlement has not been reached with the customer. A reduction to revenue of $1.1 million was recorded for these items.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Segment reporting

Public companies are required to report financial and descriptive information about their reportable operating segments as required by FASB ASC Topic No. 280, Segment Reporting. We market our products in the United States and internationally through our direct sales force and our indirect distribution channels. During 2010, the business activities of CDIC were integrated into the core business of SonoSite and we are currently in the process of integrating VisualSonics into our business.

Our chief executive officer reviews financial information presented on a company wide basis, accompanied by disaggregated information about revenues by geographic regions for purposes of allocating resources and evaluating financial performance. Each of our geographic regions report directly to our chief operating officer, We do not separately allocate operating expenses to geographic regions, nor do we allocate specific assets. Therefore, geographic region information reported includes only revenues. Accordingly, we have a single operating and reporting segment.

Geographic regions are determined by the shipping destination. Revenue by geographic region is as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
United States	$134,964	$104,257	$118,377
Europe, Africa and the Middle East	70,749	60,382	67,578
Latin America and Canada	21,573	20,849	23,667
Asia Pacific	48,076	41,901	33,902

Total revenue	$275,362	$227,389	$243,524

Revenue from individual countries or customers in foreign jurisdictions are not material.

Long-lived assets, excluding deferred tax assets and certain other assets, by geographic location are as follows (in thousands):

	As of December 31,
	2010	2009
United States	$18,071	$10,165
International	3,885	3,420

Total long-lived assets	$21,956	$13,585

15. Correction of Errors

Our balance sheets as of December 31, 2010 and 2009 and the statements of income for the years ended December 31, 2010 and 2009 include correction of errors impacting prior years related to income tax, foreign exchange translation, and revenue recognition that were deemed not material for the periods affected.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Correction of Errors—(Continued)

The following tables reflects the impact of the correction of these errors in our balance sheets as of December 31, 2010 and the statements of income for the year ended December 31, 2010 and period in which the errors originated (in millions):

	Corrected 2010	Originating in Years ended December 31,
		2009	2008	Prior Periods
Revenue	$(0.1)	$—	$—	$(0.1)
Cost of goods sold	(0.1)	(0.1)	—	—

Gross Margin	(0.2)	(0.1)	—	(0.1)
Income before tax	(0.2)	(0.1)	—	(0.1)
Income tax provision (benefit)	0.3	(0.2)	0.1	0.4

Net (loss) income	$(0.5)	$0.1	$(0.1)	$(0.5)

Inventory	$(0.1)	$(0.1)	$—	$—
Current liabilities	$(0.3)	$0.2	$(0.1)	$(0.4)
Non-current liabilities	$(0.1)	$—	$—	$(0.1)
Retained earnings	$0.5	$(0.1)	$0.1	$0.5

The following tables reflects the impact of the correction of these errors in our balance sheets as of December 31, 2009 and the statements of income for the year ended December 31, 2009 and period in which the errors originated (in millions):

	Corrected 2009	Originating in Years ended December 31,
		2008	Prior Periods
Cost of goods sold	$0.3	$0.1	$0.2
Income before tax	(0.3)	(0.1)	(0.2)
Income tax provision	0.4	0.1	0.3

Net loss	$(0.7)	$(0.2)	$(0.5)

Prepaid and other current assets	$0.3	$0.3	$—
Inventory	$(0.3)	$(0.1)	$(0.2)
Deferred tax assets	$(1.0)	$(1.0)	$—
Deferred tax liabilities	$(1.2)	$(0.6)	$(0.6)
Other non-current liabilities	$(1.0)	$(0.4)	$(0.6)
Additional paid-in capital	$2.6	$1.7	$0.9
Increase to accumulated other comprehensive income (loss)	$(0.1)	$(0.1)	$—
Retained earnings	$0.7	$0.2	$0.5

16. Related party transactions

During 2010, we have recognized revenue of $1.3 million from Carticept. We are a principal owner and distributor of Carticept and our chief executive officer has taken a position on Carticept’s board of directors. Accounts receivable from Carticept was $0.3 million as of December 31, 2010. All purchases were made in the ordinary course of business on commercially reasonable terms.

During 2010, we recognized revenue of $0.2 million from Swedish Medical Center (“Swedish”). One of the company’s directors is the Chief Executive Officer of Swedish. Accounts receivable from Swedish was $0.1 million as of December 31, 2010. These purchases were made in the ordinary course of business on commercially reasonable terms.

SONOSITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Quarterly results—unaudited

	For the three months ended,
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2010:
Revenue	$55,977	$61,549	$68,538	$89,298
Cost of revenue	16,280	17,195	19,675	26,590

Gross margin	39,697	44,354	48,863	62,708
Operating expenses	37,026	38,207	43,775	49,698
Other loss	(2,262)	(2,438)	(3,799)	(4,020)
Income tax (provision) benefit	973	(1,834)	(347)	(3,217)

Net income	$1,382	$1,875	$942	$5,773

Net income per share:
Basic	$0.08	$0.13	$0.07	$0.43

Diluted	$0.08	$0.12	$0.07	$0.41

Shares used in computation of net income per share:
Basic	16,284	14,601	13,676	13,502

Diluted	16,823	15,100	14,147	14,035

2009:
Revenue	$51,805	$52,285	$53,571	$69,728
Cost of revenue	16,713	15,299	16,021	21,682

Gross margin	35,092	36,986	37,550	48,046
Operating expenses	33,500	34,035	35,261	41,433
Other (loss) income	(204)	(2,269)	(3,013)	(2,695)
Income tax provision	(525)	(257)	484	(1,683)

Net income (loss)	$863	$425	$(240)	$2,235

Net income (loss) per share:
Basic	$0.05	$0.02	$(0.01)	$0.13

Diluted	$0.05	$0.02	$(0.01)	$0.13

Shares used in computation of net income (loss) per share:
Basic	17,080	17,219	17,308	17,346

Diluted	17,532	17,619	17,308	17,820

Revenue in 2010 includes $8.7 million in the third quarter and $8.9 million in the fourth quarter from VisualSonics. Operating expenses in 2010 include acquisition and integration related charges of $2.5 million, $0.6 million, and $1.1 million in the second, third, and fourth quarters. Revenue in 2009 includes $2.9 million in the third quarter and $4.2 million in the fourth quarter from CDIC. Operating expenses in 2009 include acquisition and integration related charges of $0.6 million, $3.7 million, and $1.5 million in the second, third, and fourth quarters, offset by a $1.1 million bargain purchase gain in the third quarter. We also recorded a pre-tax gain of $1.3 million in the third quarter and loss of $0.2 million in the fourth quarter in relation to the repurchase of our senior convertible notes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of December 31, 2010, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act), and they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We acquired VisualSonics in June of 2010. Management excluded VisualSonics from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2001, VisualSonics internal control over financial reporting associated with total assets of $86.5 million and total revenues of $17.6 million included in the consolidated financial statements of SonoSite, Inc. and subsidiaries as of and for the year ended December 31, 2010.

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

For each of the executive officers named in the 2010 proxy statement under the heading “Executive Officers,” we have entered into change-in-control agreements. These agreements are substantially similar to each other. We will file the proxy statement within 120 days of December 31, 2010.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is included in our proxy statement for our 2011 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the headings “Election of Directors” and “Executive Officers.” We will file the proxy statement within 120 days of December 31, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is included in our proxy statement for our 2011 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Executive Compensation.” We will file the proxy statement within 120 days of December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is included in our proxy statement for our 2011 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management.” We will file the proxy statement within 120 days of December 31, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities may be issued to employees, directors, consultants, advisors or other persons in exchange for consideration in the form of services as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, restricted stock units, warrants and rights (a)		Weighted-average exercise price of outstanding options, restricted stock units, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,571,036	(1)	$17.77	386,392
Equity compensation plans not approved by security holders	746,009	(2)	$14.30	—

Total	2,317,045		$16.65	386,392

(1)	Issuable under our 1998 Stock Option Plan, Management Incentive Compensation Plan, Nonemployee Director Stock Option Adjustment Plan and 2005 Stock Incentive Plan. The plans are described in Note 10 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
(2)	Issuable under our 1998 Nonofficer Employee Stock Option Plan and 2010 Equity Incentive Plan as described in Note 10 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Also includes 70,000 options outside of all plans issued to corporate officers, which are also described in Note 10 to the Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is included in our proxy statement for our 2011 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Certain Relationships and Related Transactions.” We will file the proxy statement within 120 days of December 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is included in our proxy statement for our 2011 annual meeting of shareholders and is incorporated by reference. The information appears in the proxy statement under the heading “Fee Disclosures.” We will file the proxy statement within 120 days of December 31, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1)	Financial Statements—See “Index to Financial Statements” under Item 8 of this Report.

(2)	Financial Statement Schedule—Schedule II Valuation and Qualifying Accounts.

Schedule II

Valuation and Qualifying Accounts

	Beginning of year (1)	Expenses and adjustments	Write-offs	End of year (1)
	(in thousands)
Accounts Receivable Allowances

Year ended December 31, 2010	$1,388	$(311)	$(145)	$932

Year ended December 31, 2009	$2,190	$(266)	$(536)	$1,388

Year ended December 31, 2008	$957	$1,492	$(259)	$2,190

(1)	Balances include allowances for bad debt and sales returns.

(3) Exhibits.

Exhibit No.	Description
1.1(K)	Underwriting Agreement between J.P. Morgan Securities Inc. and the registrant dated July 10, 2007 (exhibit 1.1)

2.1(R)	Share Purchase Agreement dated May 26, 2010 by and among SonoSite, Inc., VisualSonics, Inc., the Shareholders of VisualSonics, Inc. and the Shareholders’ Agent (exhibit 2.1)

3.1(A)	Restated Articles of Incorporation of the registrant (exhibit 3.1)

3.2(D)	Amended and Restated Bylaws of the registrant (exhibit 3.1)

4.1(K)	First Supplemental Indenture between Wells Fargo Bank, NA and the registrant dated July 16, 2007 (exhibit 4.1)

4.2(M)	Amended and Restated Rights Agreement dated November 28, 2007 by and between the registrant and Computershare Trust Company N.A. (exhibit 4.1)

4.3(M)	Form of Rights Certificate (exhibit 4.2)

10.1(F)	1998 Stock Option Plan, as amended and restated (exhibit 10.1)

10.2(A)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 1998 Stock Option Plan (exhibit 10.2)

10.3(G)	1998 Nonofficer Employee Stock Option Plan, as amended and restated (exhibit 10.1)

10.4(D)	Nonemployee Director Stock Option Plan, as amended and restated (exhibit 10.3)

10.5(B)	Management Incentive Compensation Plan (exhibit 10.5)

10.6(A)	Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended (exhibit 10.9)

10.7(E)	Third Amendment to Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, dated as of March 10, 2000 (exhibit 10.9)

10.8(C)	Option Notice Agreement, dated July 17, 2000, between the registrant and Michael J. Schuh (exhibit 99.1)

10.9(H)	2005 Employee Stock Purchase Plan (exhibit 10.2)

10.10(I)	1998 Stock Option Plan Stock Option Award Agreement (exhibit 10.1)

10.11(J)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 2005 Stock Incentive Plan (exhibit 10.1)

10.12(J)	2005 Stock Incentive Plan Stock Option Agreement (Non Statutory) (exhibit 10.2)

10.13(J)	2005 Stock Incentive Plan Restricted Stock Unit Agreement (Non Statutory) (exhibit 10.3)

10.14(L)	Call Option Transaction Confirmation, dated as of July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, National Association (exhibit 10.1)

10.15(L)	Warrant Transaction Confirmation, dated as of July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, National Association (exhibit 10.2)

10.16(M)	Form of Partial Unwind Agreement with respect to the Note Hedge Transaction Confirmation dated July 11, 2007, by and between SonoSite, Inc. and JP Morgan Chase Bank, NA (exhibit 10.1)

10.17(M)	Form of Partial Unwind Agreement with respect to the Warrant Confirmation dated July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, NA (exhibit 10.2)

10.18(N)	Amended and Restated 2005 Stock Incentive Plan (exhibit 99.1)

Exhibit No.	Description
10.19(O)	FY2010 Variable Incentive Bonus Plan (exhibit 10.1)

10.20(P)	Form of Senior Management Employment Agreement by and between SonoSite, Inc. and each of its Named Executive Officers (exhibit 10.22)

10.21(Q)	Form of Indemnification Agreement by and between SonoSite, Inc. and each of its Named Executive Officers (exhibit 10.21)

10.22(S)*	Confidential Settlement and License Agreement dated October 16, 2009 by and between SonoSite, Inc. and General Electric Company (exhibit 10.22)

10.23(T)	Separation Agreement and General Release dated January 14, 2011 by and between SonoSite, Inc. and Michael Schuh (exhibit 10.1)

21.1†	Subsidiaries of the registrant

23.1†	Consent of KPMG LLP, independent registered public accounting firm

24.1†	Power of attorney (contained on signature page)

31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

†	Filed herewith.
*	Confidential treatment requested.
(A)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q filed on November 9, 2010.
(B)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, filed on March 22, 1999.
(C)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333-51820) filed on December 14, 2000.
(D)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on April 14, 2009.
(E)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 2001 filed on February 22, 2002.
(F)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2002 filed on May 13, 2002.
(G)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2002 filed on August 13, 2002.
(H)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on April 28, 2005.
(I)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2005 filed on August 9, 2005.
(J)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 7, 2006.
(K)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 16, 2007.
(L)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q filed on August 9, 2007.

(M)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on November 29, 2007.
(N)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 filed on May 2, 2008.
(O)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2010 and filed on May 7, 2010.
(P)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K filed on March 12, 2009.
(Q)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K filed on March 26, 2010.
(R)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K/A filed on December 7, 2010.
(S)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K/A filed on September 7, 2010.
(T)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on January 18, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONOSITE, INC.

By	/S/ MARCUS Y. SMITH
Marcus Y. Smith Senior Vice President and Chief Financial Officer

Date: March 16, 2011

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Kevin M. Goodwin and Marcus Y. Smith, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 26th day of March 2010.

/S/ ROBERT G. HAUSER, M.D. Robert G. Hauser, M.D.	Chairman of the Board

/S/ KEVIN M. GOODWIN Kevin M. Goodwin	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ MARCUS Y. SMITH Marcus Y. Smith	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ CARMEN L. DIERSEN Carmen L. Diersen	Director

/S/ STEVEN R. GOLDSTEIN, M.D. Steven R. Goldstein, M.D.	Director

/S/ PAUL V. HAACK Paul V. Haack	Director

/S/ KIRBY L. CRAMER Kirby L. Cramer	Director

/S/ RODNEY F. HOCHMAN, M.D. Rodney F. Hochman, M.D.	Director

/S/ RICHARD O. MARTIN, PH.D. Richard O. Martin, Ph.D.	Director

/S/ WILLIAM G. PARZYBOK, JR. William G. Parzybok, Jr.	Director

INDEX TO EXHIBITS

Exhibit No.	Description
1.1(K)	Underwriting Agreement between J.P. Morgan Securities Inc. and the registrant dated July 10, 2007 (exhibit 1.1)

2.1(R)	Share Purchase Agreement dated May 26, 2010 by and among SonoSite, Inc., VisualSonics, Inc., the Shareholders of VisualSonics, Inc. and the Shareholders’ Agent (exhibit 2.1)

3.1(A)	Restated Articles of Incorporation of the registrant (exhibit 3.1)

3.2(D)	Amended and Restated Bylaws of the registrant (exhibit 3.1)

4.1(K)	First Supplemental Indenture between Wells Fargo Bank, NA and the registrant dated July 16, 2007 (exhibit 4.1)

4.2(M)	Amended and Restated Rights Agreement dated November 28, 2007 by and between the registrant and Computershare Trust Company N.A. (exhibit 4.1)

4.3(M)	Form of Rights Certificate (exhibit 4.2)

10.1(F)	1998 Stock Option Plan, as amended and restated (exhibit 10.1)

10.2(A)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 1998 Stock Option Plan (exhibit 10.2)

10.3(G)	1998 Nonofficer Employee Stock Option Plan, as amended and restated (exhibit 10.1)

10.4(D)	Nonemployee Director Stock Option Plan, as amended and restated (exhibit 10.3)

10.5(B)	Management Incentive Compensation Plan (exhibit 10.5)

10.6(A)	Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended (exhibit 10.9)

10.7(E)	Third Amendment to Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, dated as of March 10, 2000 (exhibit 10.9)

10.8(C)	Option Notice Agreement, dated July 17, 2000, between the registrant and Michael J. Schuh (exhibit 99.1)

10.9(H)	2005 Employee Stock Purchase Plan (exhibit 10.2)

10.10(I)	1998 Stock Option Plan Stock Option Award Agreement (exhibit 10.1)

10.11(J)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 2005 Stock Incentive Plan (exhibit 10.1)

10.12(J)	2005 Stock Incentive Plan Stock Option Agreement (Non Statutory) (exhibit 10.2)

10.13(J)	2005 Stock Incentive Plan Restricted Stock Unit Agreement (Non Statutory) (exhibit 10.3)

10.14(L)	Call Option Transaction Confirmation, dated as of July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, National Association (exhibit 10.1)

10.15(L)	Warrant Transaction Confirmation, dated as of July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, National Association (exhibit 10.2)

10.16(M)	Form of Partial Unwind Agreement with respect to the Note Hedge Transaction Confirmation dated July 11, 2007, by and between SonoSite, Inc. and JP Morgan Chase Bank, NA (exhibit 10.1)

10.17(M)	Form of Partial Unwind Agreement with respect to the Warrant Confirmation dated July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, NA (exhibit 10.2)

10.18(N)	Amended and Restated 2005 Stock Incentive Plan (exhibit 99.1)

Exhibit No.	Description
10.19(O)	FY2010 Variable Incentive Bonus Plan (exhibit 10.1)

10.20(P)	Form of Senior Management Employment Agreement by and between SonoSite, Inc. and each of its Named Executive Officers (exhibit 10.22)

10.21(Q)	Form of Indemnification Agreement by and between SonoSite, Inc. and each of its Named Executive Officers (exhibit 10.21)

10.22(S)*	Confidential Settlement and License Agreement dated October 16, 2009 by and between SonoSite, Inc. and General Electric Company (exhibit 10.22)

10.23(T)	Separation Agreement and General Release dated January 14, 2011 by and between SonoSite, Inc. and Michael Schuh (exhibit 10.1)

21.1†	Subsidiaries of the registrant

23.1†	Consent of KPMG LLP, independent registered public accounting firm

24.1†	Power of attorney (contained on signature page)

31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

†	Filed herewith.
*	Confidential treatment requested.
(A)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q filed on November 9, 2010.
(B)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, filed on March 22, 1999.
(C)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333-51820) filed on December 14, 2000.
(D)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on April 14, 2009.
(E)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 2001 filed on February 22, 2002.
(F)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2002 filed on May 13, 2002.
(G)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2002 filed on August 13, 2002.
(H)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on April 28, 2005.
(I)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2005 filed on August 9, 2005.
(J)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 7, 2006.
(K)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 16, 2007.
(L)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q filed on August 9, 2007.

(M)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on November 29, 2007.
(N)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 filed on May 2, 2008.
(O)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2010 and filed on May 7, 2010.
(P)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K filed on March 12, 2009.
(Q)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K filed on March 26, 2010.
(R)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K/A filed on December 7, 2010.
(S)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K/A filed on September 7, 2010.
(T)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on January 18, 2011.