Form 10-Q
period 2011-03-31
SONOSITE INC
filed 2011-05-06
CIK 1055355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	13,806,479
(Class)	(Outstanding as of April 28, 2011)

SonoSite, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2011

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SonoSite, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share data)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$83,208	$78,690
Accounts receivable, less allowances of $963 and $932	77,699	81,516
Inventories	39,947	37,126
Deferred tax assets, current	8,961	7,801
Prepaid expenses and other current assets	10,597	12,384

Total current assets	220,412	217,517

Property and equipment, net	9,082	9,133
Investment in affiliate	8,000	8,000
Deferred tax asset, net	3,430	4,373
Goodwill	39,851	37,786
Identifiable intangible assets, net	46,343	47,423
Other assets	5,592	4,823

Total assets	$332,710	$329,055

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,369	$10,597
Accrued expenses	24,036	32,535
Deferred revenue, current portion	6,480	6,042

Total current liabilities	41,885	49,174

Long-term debt, net	98,555	97,379
Deferred tax liability	3,180	1,811
Deferred revenue, net	14,991	15,236
Other non-current liabilities, net	12,614	12,565

Total liabilities	171,225	176,165

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value Authorized shares—6,000,000 Issued and outstanding shares—none	—	—
Common stock, $0.01 par value Shares authorized—50,000,000 Issued and outstanding shares:
As of March 31, 2011 and December 31, 2010—13,608,492 and 13,539,633	137	135
Additional paid-in-capital	304,522	298,870
Accumulated deficit	(147,971)	(148,975)
Accumulated other comprehensive income	4,797	2,860

Total shareholders’ equity	161,485	152,890

Total liabilities and shareholders’ equity	$332,710	$329,055

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Income

(unaudited)

(In thousands, except net income per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenue	$71,081	$55,977
Cost of revenue	21,128	16,280

Gross margin	49,953	39,697
Operating expenses:
Research and development	9,445	7,597
Sales, general and administrative	36,474	29,429

Total operating expenses	45,919	37,026
Other income (expense)
Interest income	132	180
Interest expense	(2,344)	(2,294)
Other	(151)	(148)

Total other expense, net	(2,363)	(2,262)

Income before income taxes	1,671	409
Income tax provision (benefit)	667	(973)

Net income	$1,004	$1,382

Net income per share:
Basic	$0.07	$0.08

Diluted	$0.07	$0.08

Weighted average common shares outstanding:
Basic	13,608	16,284

Diluted	14,152	16,823

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income	$1,004	$1,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,616	1,679
Stock-based compensation	2,039	1,009
Deferred income tax (benefit) provision	(41)	143
Amortization of debt discount and debt issuance costs	1,263	1,179
Excess tax benefit from exercise of stock-based awards	(720)	(436)
Other adjustments	(3)	(1)
Changes in operating assets and liabilities:
Accounts receivable	3,713	10,502
Inventories	(2,401)	1,349
Prepaid expenses and other assets	2,017	988
Accounts payable	1,370	1,583
Accrued expenses	(8,571)	(5,209)
Deferred revenue	(194)	(938)
Deferred liabilities	462	507

Net cash provided by operating activities	2,554	13,737
Investing activities:
Purchase of investment securities	—	(42,246)
Proceeds from maturities of investment securities	—	53,298
Purchases of property and equipment	(689)	(1,006)
Investment in affiliate	—	(4,000)

Net cash (used in) provided by investing activities	(689)	6,046
Financing activities:
Excess tax benefit from exercise stock-based awards	720	436
Proceeds from exercise of stock-based awards	3,047	1,568
Minimum tax withholding on stock-based awards	(121)	(692)
Stock repurchases including transaction costs	—	(90,046)
Repayment of long-term debt	(7)	(5)
Payment of LumenVu contingent consideration	(300)	(425)

Net cash (used in) provided by financing activities	3,339	(89,164)
Effect of exchange rate changes on cash and cash equivalents	(686)	783

Net change in cash and cash equivalents	4,518	(68,598)
Cash and cash equivalents at beginning of period	78,690	183,065

Cash and cash equivalents at end of period	$83,208	$114,467

Supplemental disclosure of cash flow information:
Cash (refund) paid for income taxes	$(754)	$333

Cash paid for interest	$2,155	$2,156

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Interim Financial Information

1. Summary of significant accounting policies

Basis of presentation and use of estimates

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information reflects, in the opinion of SonoSite, Inc. management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of expected results for the entire year ending December 31, 2011 or for any other fiscal period. These condensed consolidated financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K.

Fair value of financial instruments

We account for our assets and liabilities using a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs have created the following fair-value hierarchy:

Level 1—Quoted prices for identical instruments in active markets;

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant values are unobservable.

This hierarchy requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

The fair value of these financial instruments was determined using the following levels of inputs as of March 31, 2011 (in thousands):

	Fair Value Measurements at March 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents- money market funds	$69,352	$—	$—
Unamortized option contract premiums	—	15	—

Total assets	$69,352	$15	$—

Liabilities:
Hedge contracts	$—	$501	$—

Total liabilities	$—	$501	$—

The fair value of these financial instruments was determined using the following levels of inputs as of December 31, 2010 (in thousands):

	Fair Value Measurements at December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents- money market funds	$70,473	$—	$—
Unamortized option contract premiums	—	62	—

Total assets	$70,473	$62	$—

Liabilities:
Hedge contracts	$—	$463	$—

Total liabilities	$—	$463	$—

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

Inventories consisted of the following (in thousands):

	As of
	March 31, 2011	December 31, 2010
Raw material	$14,923	$13,671
Demonstration product	14,095	13,008
Finished goods	10,929	10,447

Total	$39,947	$37,126

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

The warranty liability is summarized as follows (in thousands):

	Three months ended March 31,
	2011	2010
Beginning of period	$10,427	$8,400
Charged to cost of revenue	1,379	1,117
Applied to liability	(1,009)	(817)

End of period	$10,797	$8,700

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

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Net income	$1,004	$1,382

Basic weighted average common shares outstanding	13,608	16,284
Effect of dilutive stock options and unvested restricted stock units	544	539

Diluted weighted average common shares outstanding	14,152	16,823

Net income per share:
Basic	$0.07	$0.08

Diluted	$0.07	$0.08

The following common shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2011	2010
Stock options and unvested restricted stock units	541	612
Warrants outstanding(1)	1,121	1,121

Total common shares excluded from diluted net income per share	1,662	1,733

(1)	As further detailed in note 5, in July 2007 we issued warrants to purchase up to 2.5 million shares of our common stock with a strike price of $46.965, which are anti-dilutive since the strike price of the warrants is greater than the market price of our common stock. In 2009 and 2008, we repurchased warrants that were for the purchase of up to 0.4 million and 1.0 million shares respectively.

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

Other comprehensive income

Foreign currency translation adjustments and unrealized gains or losses on our available-for-sale securities are included in accumulated other comprehensive income.

The following are the components of accumulated other comprehensive income (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$1,004	$1,382
Other comprehensive (loss) income:
Foreign currency translation adjustment	1,937	(325)
Unrealized losses arising during the period	—	(6)

Comprehensive income	$2,941	$1,051

2. Cash and cash equivalents

The following table summarizes our cash, cash equivalents and investment securities at fair value (in thousands):

	March 31, 2011	December 31, 2010
Cash	$13,856	$8,217
Cash equivalents:
Money market accounts	69,352	70,473

Total cash and cash equivalents	$83,208	$78,690

Cash and cash equivalents primarily consist of money market accounts with major U.S. banks and highly liquid debt instruments with maturities at purchase of three months or less. The carrying value of cash and cash equivalents held in money market accounts approximates the fair value.

3. Acquisition

In June 2010, we acquired all of the outstanding stock of VisualSonics, Inc. (“VisualSonics”), a leader in the development, manufacturing, and marketing of ultra high-resolution, ultrasound-based imaging technology (“micro-ultrasound”) designed to enable discovery research, medical diagnosis and imaging small physiological structures in humans and animals. VisualSonics’ micro-ultrasound product platform currently serves the pre-clinical research market. We intend to integrate VisualSonics’ micro-ultrasound technology with our miniaturization competency and user design to deliver ultra high-frequency micro-ultrasound into clinical medicine.

During the measurement period the preliminary amounts have been and will continue to be updated based upon new information received related to the facts and circumstances that existed at the acquisition date. During the measurement period for the three months ended March 31, 2011 we obtained information related to the tax effects of the acquisition and the ability to utilize pre-acquisition tax credits to offset tax liabilities arising on the distribution of certain assets acquired. This resulted in a decrease to deferred tax assets of $1.2 million and an increase to goodwill of $1.2 million. We have not been able to complete the analysis of potential liabilities to federal, state, local and international taxes. We are still gathering the information needed to determine whether additional liabilities as of the acquisition date is required.

The results of VisualSonics operations have been included in our consolidated financial statements since the date of acquisition. For comparability purposes, the following table presents our pro forma revenue and earnings for the period ended March 31, 2010 had the acquisition date been January 1, 2010 (in thousands):

	Revenue	Net income (loss)
Results of operations as reported	$55,977	$1,382
Add: VisualSonics operations	7,934	(111)

Pro forma results for the three months ended March 31, 2010	$63,911	$1,271

VisualSonics’ earnings were adjusted to reflect the statutory tax rate utilized by VisualSonics in the pro forma period presented. Pro forma results exclude non-recurring expenses-related to long-term debt and liability classified equity instruments, but includes amortization of intangible assets and stock based compensation resulting from this acquisition.

Pro forma information set forth above is for informational purposes only and should not be considered indicative of actual results that would have been achieved if VisualSonics had been acquired at the beginning of 2010, or results that may be obtained in any future period.

4. Income tax expense

The income tax provision for the three months ended March 31, 2011 is based on projections of total year pre-tax income and the annual effective tax rate. The annual effective tax rate is applied to our ordinary worldwide pre-tax income. Discrete items are individually computed and recognized when the items occur. The following table summarizes our income tax provision (in thousands except percentages):

	Three Months Ended March 31,
	2011	2010
Income tax provision (benefit)	$667	$(973)
Effective tax rate	39.9%	(237.9)%

The increase in our consolidated effective tax rate for the three months ended March 31, 2011 as compared to the same period for 2010 resulted from discrete tax benefits recorded in the three months ended March 31, 2010 related to favorable resolution of uncertain tax positions upon completion of tax audits in certain foreign jurisdictions.

5. Long-term debt

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

The following table summarizes the carrying value of the debt and equity components (in thousands):

	As of
	March 31, 2011	December 31, 2010
Convertible senior notes:
Outstanding	$114,745	$114,745
Debt discount	(16,482)	(17,647)

Convertible senior notes, net	$98,263	$97,098

Equity component	$33,957	$33,957

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

The debt discount and debt issuance costs are being amortized through July 2014. Interest expense for the amortization of debt discount and debt issuance costs was $1.3 million and $1.2 million for the three months ended March 31, 2011 and 2010. Interest expense for the contractual coupon was $1.1 million and $1.1 million for the three months ended March 31, 2011 and 2010.

Our senior convertible debt is measured for disclosure only at fair value using quoted market prices (Level 1). As of March 31, 2011 and December 31, 2010, the fair value of our senior convertible debt was $128.4 million and $126.0 million, respectively.

6. Hedging activities

We are exposed to foreign currency risk from both trade receivable balances denominated in a currency other than the local currency and intercompany receivable balances denominated in currencies other than US Dollar (“USD”) and from translation of our foreign subsidiaries operating results. We enter into foreign currency forward and option contracts to reduce the impact of fluctuations on earnings associated with foreign currency exchange rate changes. These foreign currencies include the Australian dollar, the British pound, the Canadian dollar, the European Union euro, and the Japanese yen. We use foreign exchange contracts to mitigate risk and do not intend to engage in speculative transactions. Currently our foreign exchange contracts do not qualify for derivative hedge accounting. We seek to manage the counterparty risk associated with engaging in foreign currency contracts by limiting transactions to counterparties with which we have established banking relationships

We use foreign currency forward contracts to hedge a substantial portion of our intercompany receivable balances denominated in currencies other than the USD. As of March 31, 2011, we had $35.8 million in notional amount of foreign currency contracts that expire through April 29, 2011. Gains and losses in the fair value of these contracts are intended to offset the losses and gains, resulting from the changes in the underlying intercompany balances. The fair value of these contracts as of March 31, 2011 was not material to our results of operations or our financial position.

We use foreign currency forward and option contracts to hedge the impact of currency fluctuations on the translation of the financial statements of our foreign operations. As of March 31, 2011, we had $6.1 million in notional amount of foreign currency contracts expiring at various dates through September 2011.

Recognized gains and losses, which are included in other expense on the consolidated statement of income, are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Hedges of intercompany balances
Loss on foreign currency hedges	$(833)	$(908)
Gain on translation of intercompany receivables	753	685
Hedges of translation of foreign operations
(Loss) gain on foreign currency hedges	(158)	266

(Loss) gain related to hedge activities	$(238)	$43

7. Segment reporting

Public companies are required to report financial and descriptive information about their reportable operating segments as required by FASB ASC Topic No. 280, Segment Reporting. We market our products in the United States and internationally through our direct sales force and our indirect distribution channels.

Our chief executive officer reviews financial information presented on a company wide basis, accompanied by disaggregated information about revenues by geographic regions for purposes of allocating resources and evaluating financial performance. Each of our geographic regions report directly to our chief operating decision maker. We do not specifically allocate operating expenses to geographic regions, nor do we allocate specific assets. Therefore, geographic region information reported includes only revenues. Accordingly, we have a single operating and reporting segment.

Geographic regions are determined by the shipping destination. Revenue by geographic region is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
United States	$34,079	$24,815
Europe, Africa and the Middle East	17,242	15,470
Latin America and Canada	7,329	4,680
Asia Pacific	12,431	11,012

Total revenue	$71,081	$55,977

Revenue from individual countries or customers in foreign countries is not material.

Long-lived assets, excluding deferred tax assets and certain other assets, by geographic location are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
United States	$18,721	$14,226
International	3,952	2,208

Total long-lived assets	$22,673	$16,434

8. Commitments and contingencies

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

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future quarterly reports on Form 10-Q, current reports on Form 8-K and annual reports on Form 10-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business in Item 1A. “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010. These are risks that could cause our actual results to differ materially from those anticipated in our forward-looking statements or from our expected or historical results. Other factors besides the risks, uncertainties and possibly inaccurate assumptions described in this report could also affect actual results.

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

In June 2010, we acquired all of the outstanding stock of VisualSonics, Inc. (“VisualSonics”) a leader in high-frequency, high-resolution, ultrasound-based imaging systems (or “micro-ultrasound” systems) designed specifically for live imaging of small animals. Live imaging is a useful tool for life sciences research and for the pre-clinical stage of the drug development process. VisualSonics’ technology provides clinicians and research scientists with a simple method for viewing and quantifying extremely small physiological structures and for imaging living tissue with near-microscopic resolution. This business combination positions us for long-term growth in both the clinical point-of-care markets, and the pre-clinical markets.

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

Key opportunities include the following:

Product Innovation — Our products provide exceptional reliability, image quality, and ease of use in a lightweight design that can be either hand-carried, used on a stand or mounted on a wall or ceiling. We are committed to continuing to develop our next generation of products and expanding our existing product base by using new and existing technologies. In

2010 we introduced Enhanced Needle Visualization, a significant development in ultrasound imaging that enables improved needle tracking with increased confidence during deep needle procedures. In fiscal year 2009, we introduced the NanoMaxx system, which is based on our fourth generation product platform, and we acquired the BioZ product line from CDIC. We will continue to release new and innovative products in 2011.

Sales and Marketing – Our sales and marketing organization will continue to focus on creating greater awareness of the benefits of point-of-care ultrasound in order to better penetrate established markets, accelerate growth in emerging markets and identify new markets. Over the past two years we have implemented a strategy in our sales channels to better cover key accounts and drive awareness of the safety, cost and efficiency benefits of point-of-care at the institutional level. We believe that this will continue to help us more effectively address considerations that are important at the administrative level, and that complement the clinical benefits we have been communicating at the clinician level. We intend to expand VisualSonics’ geographic market coverage to better address the growth opportunities outside of North America. Additionally, we intend to augment the resources we have to address attractive growth opportunities in emerging economies for our entire business.

Strategic Relationships and Acquisitions — We are focused on building relationships and gaining access to products and technologies that will enable us to continue to penetrate and develop point-of-care visualization. We believe that new relationships, products, and technologies can accelerate market penetration to customers not served by our direct sales force. Through our acquisition of VisualSonics we intend to integrate micro-ultrasound technology with our miniaturization competency and user design to deliver ultra high-frequency micro-ultrasound into clinical medicine. In 2010 we announced an alliance with Physio-Control, Inc., the global leader in the development and delivery of emergency medical response solutions, for the development of the point-of-care visualization market in the emergency medical services segment. During 2010, we invested in Carticept Medical Inc. (“Carticept”), a privately held company that develops innovative injection products for the treatment of musculoskeletal injuries. We believe this relationship will expand our access to the market segment for ultrasound-guided injections.

Results of Operations

The increase in revenue over the prior year quarter was attributable to the acquisition of VisualSonics and improved execution against our market strategies. Our financial performance during 2010 reflected an increase in revenue and operating income. We believe our strong and growing product pipeline, alongside our expanding distribution capability, has positioned us well to capitalize on a growing market for point of care ultrasound. As we enhance our product offerings, integrate the acquisition of VisualSonics and develop strategic alliances, we believe opportunities to increase revenue will grow.

The following financial information sets forth our results of operations and is derived from our condensed consolidated financial statements (in thousands except percentages):

	Three Months Ended March 31,
	2011		2010
Revenue	$71,081	100.0%	$55,977	100.0%
Cost of revenue	21,128	29.7	16,280	29.1

Gross margin	49,953	70.3	39,697	70.9
Operating expenses:
Research and development	9,445	13.3	7,597	13.6
Selling, general and administrative	36,474	51.3	29,429	52.6

Total operating expenses	45,919	64.6	37,026	66.1

Operating income	4,034	5.7	2,671	4.8
Other loss	(2,363)	(3.3)	(2,262)	(4.0)

Income before income taxes	1,671	2.4	409	0.7
Income tax provision (benefit)	667	0.9	(973)	(1.7)

Net income	$1,004	1.4%	$1,382	2.5%

Revenue

Overall revenue increased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase for the three months ended March 31, 2011 was primarily attributable to revenue growth from the acquisition of pre-clinical VisualSonics, organic growth from the U.S. Direct and Enterprise channels, and a favorable impact from exchange rates of $1.2 million or 2.2% over the prior year quarter. Revenue is as follows (in thousands except percentages):

	Three Months Ended March 31,		Percentage Change
	2011	2010
Revenue:
US-Clinical	$31,477	$24,815	26.8%
International-Clinical	31,368	31,162	0.7
Pre-clinical	8,236	—	100.0

Total revenue	$71,081	$55,977	27.0%

US-Clinical

US-Clinical revenue for three months ended March 31, 2011 increased by 26.8% compared to the three months ended March 31, 2010 due primarily to an increase in US direct and enterprise sales, offset by a decrease in revenue from primary care sales.

International-Clinical

International-Clinical revenue for the three months ended March 31, 2011 increased by 0.7% compared to the three months ended March 31, 2010 due primarily to increased revenues from Canada, Latin America, UK and the Middle East, offset by decreases in Europe. Changes in exchange rates had a 2.2% combined favorable impact on revenue for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Pre-clinical

On June 30, 2010, we acquired all of the outstanding stock of VisualSonics. Revenue from VisualSonics for the three months ended March 31, 2011 was $8.2 million.

Gross margin

	Three Months Ended March 31,		Percentage of Revenue
	2011	2010	2011	2010
Gross margin	$49,953	$39,697	70.3%	70.9%

Gross margin for the three months ended March 31, 2011 decreased by 0.6 percentage points compared to the three months ended March 31, 2010 due to the slightly lower margins of VisualSonics, discounts on significant orders, and a shift in sales mix to dealers versus direct revenues internationally. Changes in exchange rates had a 3.1% combined favorable impact on gross margin for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Operating expenses

	Three Months Ended March 31,		Percentage of Revenue
	2011	2010	2011	2010
Research and development	$9,445	$7,597	13.3%	13.6%
Sales, general and administrative	$36,474	$29,429	51.3%	52.6%

Research and development expenses were $9.4 million for the three months ended March 31, 2011, compared to $7.6 million for the three months ended March 31, 2010. The increase for the three months March 31, 2011 compared to the prior year was primarily attributable to the addition of VisualSonics and an increase in consulting and outside services, and payroll expenses.

Sales, general and administrative expenses were $36.5 million for the three months ended March 31, 2011, compared to $29.4 million for the three months ended March 31, 2010. The increase for the three months ended March 31, 2011 compared to the prior year was primarily attributable to the addition of VisualSonics, increased payroll expenses and outside services, offset by decreased travel costs.

Other income (expense)

	Three Months Ended March 31,		Percentage of Revenue
	2011	2010	2011	2010
Other income (expense)	$2,363	$2,262	(3.3)%	(4.0)%

Total other loss was $2.4 million for the three months ended March 31, 2011, compared to $2.3 million for the three months ended March 31, 2010. The increase for the three months March 31, 2011 compared to the prior year was due to higher foreign exchange losses.

Income tax provision (benefit)

	Three Months Ended March 31,
	2011	2010
Income tax provision (benefit)	$667	$(973)
Effective tax rate	39.9%	(237.9)%

The income tax provision (benefit) is based on a blended federal and state rate applied to U.S. income and the applicable foreign rates applied to foreign income. For the year ended December 31, 2011, we have forecasted an annual tax rate of 36.3%. This annual forecast includes an estimated increase in the valuation allowance on VisualSonics’ net operating losses and tax credits generated during the year because it is more likely than not these losses and credits will not be realized.

The net increase in our consolidated effective tax rate for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, resulted primarily from recorded tax benefits of $1.2 million for the three months ended March 31, 2010 related to favorable resolution of uncertain tax positions upon completion of tax audits in our foreign jurisdictions. The recording of these discrete items in the first quarter of 2010 resulted in an overall effective tax benefit rate of 237.9%.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $83.2 million as of March 31, 2011, compared to $78.7 million as of December 31, 2010. Cash and cash equivalents were primarily invested in money market accounts.

Cash Flows

	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in):
Operating activities	$2,554	$13,737
Investing activities	(689)	6,046
Financing activities	3,339	(89,164)
Effect of exchange rate changes on cash and cash equivalents	(686)	783

Net change in cash and cash equivalents	$4,518	$(68,598)

Operating activities provided cash of $2.6 million for the three months ended March 31, 2011, compared to $13.7 million for the three months ended March 31, 2010. The decrease in cash flows from operating activities for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was a decrease in working capital offsetting increased operational performance.

Investing activities used cash of $0.7 million for the three months ended March 31, 2011, compared to cash provided of $6.0 million for the three months ended March 31, 2010. The decrease in cash flows from investing activities for the three months ended March 31, 2011 compared to March 31, 2010 was due primarily to asset purchases of $0.7 million for the first quarter 2011, compared to net cash provided by maturities of investment securities offset by our initial $4.0 million investment in Carticept for the first quarter 2010.

Financing activities provided cash of $3.3 million for the three months ended March 31, 2011, compared to cash used of $89.2 million for the three months ended March 31, 2010. The increase in cash flows from financing activities for the three months ended March 31, 2011, compared to March 31, 2010, resulted primarily from stock exercises of $3.6 million for the first quarter 2011, compared to $1.3 million of stock exercises offset by of $90.0 million of stock repurchases in the first quarter of 2010.

Risk Factors

A complete listing of our risk factors is contained in the Item 1A. “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010. There were no significant changes in those risk factors during the first quarter of 2011.

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

As discussed in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2010, our critical accounting policies and estimates include revenue recognition, business combination, valuation of investments and inventories, warranty expense, income taxes, stock-based compensation, and convertible debt. There were no significant changes to these critical accounting policies during the first quarter of 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

We are exposed to market risk relating to changes in interest rates, which could adversely affect the value of our investments.

As of March 31, 2011, our cash and cash equivalents consisted of $69.4 million of interest-bearing money market accounts. We believe that the impact on the fair market value of our securities and related earnings for 2011 from a hypothetical 10% increase or decrease in market interest rates would not have a material impact on cash and cash equivalents.

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

A sensitivity analysis of a change in the fair value of these contracts, totaling $41.9 million in notional amount, indicates that if the USD weakened by 10% against the applicable foreign currency, the fair value of these contracts would decrease by approximately $4.1 million. Conversely, if the USD strengthened by 10% against the applicable foreign currency, the fair value of these contracts would increase by approximately $4.2 million. The offsetting gains and losses resulting from the changes in the intercompany balances as described above are not reflected in the sensitivity analysis above.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of March 31, 2011, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act), and they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

We continue to review, revise and improve the effectiveness of our internal controls. There have been no changes in the our internal controls over financial reporting during the third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

We currently do not have any material outstanding claims that we have initiated or that have been initiated against us.

Item 6.	Exhibits

Exhibit No.	Description

10.1	SonoSite, Inc. FY2011 Variable Incentive Bonus Plan (162(m) Qualified)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURE

Pursuant to the requirements of Section 13 or 15 d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOSITE, INC. (Registrant)

Dated: May 6, 2011	By:	/S/ MARCUS Y. SMITH
Marcus Y. Smith
Senior Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)