Form 10-K/A
SONOSITE INC
filed 2011-06-01
CIK 1055355

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

21919 30th Drive S.E.
Bothell, WA 98021-3904
(425) 951-1200
(Address and telephone number of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes   ☐     No   ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sale price of the registrant’s Common Stock on June 30, 2010 as reported on the Nasdaq Global Select Market, was $346,077,099.

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 16, 2011, is to:

•
amend and restate the cover page of the Form 10-K in order to correct the name of the exchange on which, and the section of the Act pursuant to which, the registrant’s Common Stock, $0.01 par value, is registered; and

•
amend and restate the Exhibit Index incorporated by reference in Item 15(a)(3) in order to correct the footnotes to Exhibits 1.1, 3.1, 3.2, 4.1, 10.2, 10.4, 10.6, 10.16 and 10.17 indicating the filings thereof from which such exhibits are incorporated by reference and, for Exhibits 10.13 and 10.20, the description and exhibit number, respectively, related to the filing thereof from which such exhibits are incorporated by reference.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the registrant is filing the following additional exhibits herewith:

•	31.3 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

•	31.4 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

Except as described above, no other amendments are being made to the registrant’s Form 10-K filed on March 16, 2011 and this Amendment No. 1 to the Annual Report on Form 10-K does not reflect the occurrence of any events thereafter.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(3) Exhibits.

Exhibit No.	Description
1.1(K)	Underwriting Agreement between J.P. Morgan Securities Inc. and the registrant dated July 10, 2007 (exhibit 1.1)

2.1(R)	Share Purchase Agreement dated May 26, 2010 by and among SonoSite, Inc., VisualSonics, Inc., the Shareholders of VisualSonics, Inc. and the Shareholders’ Agent (exhibit 2.1)

3.1(U)	Restated Articles of Incorporation of the registrant (exhibit 3.1)

3.2(A)	Amended and Restated Bylaws of the registrant (exhibit 3.1)

4.1(K)	First Supplemental Indenture between Wells Fargo Bank, NA and the registrant dated July 16, 2007 (exhibit 4.1)

4.2(M)	Amended and Restated Rights Agreement dated November 28, 2007 by and between the registrant and Computershare Trust Company N.A. (exhibit 4.1)

4.3(M)	Form of Rights Certificate (exhibit 4.2)

10.1(F)	1998 Stock Option Plan, as amended and restated (exhibit 10.1)

10.2(U)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 1998 Stock Option Plan (exhibit 10.2)

10.3(G)	1998 Nonofficer Employee Stock Option Plan, as amended and restated (exhibit 10.1)

10.4(D)	Nonemployee Director Stock Option Plan, as amended and restated (exhibit 10.3)

10.5(B)	Management Incentive Compensation Plan (exhibit 10.5)

10.6(U)	Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended (exhibit 10.9)

10.7(E)	Third Amendment to Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, dated as of March 10, 2000 (exhibit 10.9)

10.8(C)	Option Notice Agreement, dated July 17, 2000, between the registrant and Michael J. Schuh (exhibit 99.1)

10.9(H)	2005 Employee Stock Purchase Plan (exhibit 10.2)

10.10(I)	1998 Stock Option Plan Stock Option Award Agreement (exhibit 10.1)

10.11(J)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 2005 Stock Incentive Plan (exhibit 10.1)

10.12(J)	2005 Stock Incentive Plan Stock Option Agreement (Non Statutory) (exhibit 10.2)

10.13(J)	2005 Stock Incentive Plan Restricted Stock Unit Agreement (exhibit 10.3)

10.14(L)	Call Option Transaction Confirmation, dated as of July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, National Association (exhibit 10.1)

10.15(L)	Warrant Transaction Confirmation, dated as of July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, National Association (exhibit 10.2)

10.16(V)	Form of Partial Unwind Agreement with respect to the Note Hedge Transaction Confirmation dated July 11, 2007, by and between SonoSite, Inc. and JP Morgan Chase Bank, NA (exhibit 10.1)

10.17(V)	Form of Partial Unwind Agreement with respect to the Warrant Confirmation dated July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, NA (exhibit 10.2)

10.18(N)	Amended and Restated 2005 Stock Incentive Plan (exhibit 99.1)

10.19(O)	FY2010 Variable Incentive Bonus Plan (exhibit 10.1)

10.20(P)	Form of Senior Management Employment Agreement by and between SonoSite, Inc. and each of its Named Executive Officers (exhibit 10.20)

10.21(Q)	Form of Indemnification Agreement by and between SonoSite, Inc. and each of its Named Executive Officers (exhibit 10.21)

10.22(S)*	Confidential Settlement and License Agreement dated October 16, 2009 by and between SonoSite, Inc. and General Electric Company (exhibit 10.22)

10.23(T)	Separation Agreement and General Release dated January 14, 2011 by and between SonoSite, Inc. and Michael Schuh (exhibit 10.1)

21.1**	Subsidiaries of the registrant

23.1**	Consent of KPMG LLP, independent registered public accounting firm

24.1**	Power of attorney (contained on signature page)

31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

†	Filed herewith.
*	Confidential treatment requested.
**	Previously filed.
(A)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q filed on November 9, 2010.
(B)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 1998 filed on March 22, 1999.
(C)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333-51820) filed on December 14, 2000.
(D)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 7, 2006.
(E)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 2001 filed on February 22, 2002.
(F)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2002 filed on May 13, 2002.
(G)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2002 filed on August 13, 2002.
(H)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on April 28, 2005.
(I)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2005 filed on August 9, 2005.
(J)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 7, 2006.
(K)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on July 16, 2007.
(L)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q filed on August 9, 2007.
(M)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on November 29, 2007.
(N)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 filed on May 2, 2008.
(O)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2010 and filed on May 7, 2010.
(P)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K filed on March 12, 2009.
(Q)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K filed on March 26, 2010.
(R)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K/A filed on December 7, 2010.
(S)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K/A filed on September 7, 2010.
(T)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on January 18, 2011.
(U)	Incorporated by reference to the designated exhibit included in SonoSite’s Registration Statement on Form S-1 (Registration No. 333-714157) filed on March 10, 1999.
(V)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on November 2, 2008.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SONOSITE, INC.

By	/s/ Marcus Y. Smith
Marcus Y. Smith Senior Vice President and Chief Financial Officer

Date: June 1, 2011

INDEX TO EXHIBITS

Exhibit No.	Description
1.1(K)	Underwriting Agreement between J.P. Morgan Securities Inc. and the registrant dated July 10, 2007 (exhibit 1.1)

2.1(R)	Share Purchase Agreement dated May 26, 2010 by and among SonoSite, Inc., VisualSonics, Inc., the Shareholders of VisualSonics, Inc. and the Shareholders’ Agent (exhibit 2.1)

3.1(U)	Restated Articles of Incorporation of the registrant (exhibit 3.1)

3.2(A)	Amended and Restated Bylaws of the registrant (exhibit 3.1)

4.1(K)	First Supplemental Indenture between Wells Fargo Bank, NA and the registrant dated July 16, 2007 (exhibit 4.1)

4.2(M)	Amended and Restated Rights Agreement dated November 28, 2007 by and between the registrant and Computershare Trust Company N.A. (exhibit 4.1)

4.3(M)	Form of Rights Certificate (exhibit 4.2)

10.1(F)	1998 Stock Option Plan, as amended and restated (exhibit 10.1)

10.2(U)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 1998 Stock Option Plan (exhibit 10.2)

10.3(G)	1998 Nonofficer Employee Stock Option Plan, as amended and restated (exhibit 10.1)

10.4(D)	Nonemployee Director Stock Option Plan, as amended and restated (exhibit 10.3)

10.5(B)	Management Incentive Compensation Plan (exhibit 10.5)

10.6(U)	Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended (exhibit 10.9)

10.7(E)	Third Amendment to Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, dated as of March 10, 2000 (exhibit 10.9)

10.8(C)	Option Notice Agreement, dated July 17, 2000, between the registrant and Michael J. Schuh (exhibit 99.1)

10.9(H)	2005 Employee Stock Purchase Plan (exhibit 10.2)

10.10(I)	1998 Stock Option Plan Stock Option Award Agreement (exhibit 10.1)

10.11(J)	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 2005 Stock Incentive Plan (exhibit 10.1)

10.12(J)	2005 Stock Incentive Plan Stock Option Agreement (Non Statutory) (exhibit 10.2)

10.13(J)	2005 Stock Incentive Plan Restricted Stock Unit Agreement (exhibit 10.3)

10.14(L)	Call Option Transaction Confirmation, dated as of July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, National Association (exhibit 10.1)

10.15(L)	Warrant Transaction Confirmation, dated as of July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, National Association (exhibit 10.2)

10.16(V)	Form of Partial Unwind Agreement with respect to the Note Hedge Transaction Confirmation dated July 11, 2007, by and between SonoSite, Inc. and JP Morgan Chase Bank, NA (exhibit 10.1)

10.17(V)	Form of Partial Unwind Agreement with respect to the Warrant Confirmation dated July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, NA (exhibit 10.2)

10.18(N)	Amended and Restated 2005 Stock Incentive Plan (exhibit 99.1)

10.19(O)	FY2010 Variable Incentive Bonus Plan (exhibit 10.1)

10.20(P)	Form of Senior Management Employment Agreement by and between SonoSite, Inc. and each of its Named Executive Officers (exhibit 10.20)

10.21(Q)	Form of Indemnification Agreement by and between SonoSite, Inc. and each of its Named Executive Officers (exhibit 10.21)

10.22(S)*	Confidential Settlement and License Agreement dated October 16, 2009 by and between SonoSite, Inc. and General Electric Company (exhibit 10.22)

10.23(T)	Separation Agreement and General Release dated January 14, 2011 by and between SonoSite, Inc. and Michael Schuh (exhibit 10.1)

21.1**	Subsidiaries of the registrant

23.1**	Consent of KPMG LLP, independent registered public accounting firm

24.1**	Power of attorney (contained on signature page)

31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

†	Filed herewith.
*	Confidential treatment requested.
**	Previously filed.
(A)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q filed on November 9, 2010.
(B)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 1998 filed on March 22, 1999.
(C)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333-51820) filed on December 14, 2000.
(D)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 7, 2006.
(E)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 2001 filed on February 22, 2002.
(F)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2002 filed on May 13, 2002.
(G)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2002 filed on August 13, 2002.
(H)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on April 28, 2005.
(I)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2005 filed on August 9, 2005.
(J)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 7, 2006.
(K)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on July 16, 2007.
(L)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q filed on August 9, 2007.
(M)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on November 29, 2007.
(N)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 filed on May 2, 2008.
(O)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2010 and filed on May 7, 2010.
(P)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K filed on March 12, 2009.
(Q)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K filed on March 26, 2010.
(R)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K/A filed on December 7, 2010.
(S)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K/A filed on September 7, 2010.
(T)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on January 18, 2011.
(U)	Incorporated by reference to the designated exhibit included in SonoSite’s Registration Statement on Form S-1 (Registration No. 333-714157) filed on March 10, 1999.
(V)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on November 2, 2008.