Form 10-Q
period 2011-06-30
SONOSITE INC
filed 2011-08-04
CIK 1055355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definitions of a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	13,893,046
(Class)	(Outstanding as of July 22, 2011)

SonoSite, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2011

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SonoSite, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share data)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$81,536	$78,690
Accounts receivable, less allowances of $949 and $932	77,759	81,516
Inventories	45,152	37,126
Deferred tax assets, current	8,977	7,801
Prepaid expenses and other current assets	14,555	12,384

Total current assets	227,979	217,517

Property and equipment, net	9,393	9,133
Investment in affiliate	8,000	8,000
Deferred tax asset, net	3,245	4,373
Goodwill	40,107	37,786
Identifiable intangible assets, net	44,811	47,423
Other assets	4,772	4,823

Total assets	$338,307	$329,055

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,885	$10,597
Accrued expenses	26,141	32,535
Deferred revenue, current portion	6,478	6,042

Total current liabilities	45,504	49,174

Long-term debt, net	99,735	97,379
Deferred tax liability	2,600	1,811
Deferred revenue, net	14,215	15,236
Other non-current liabilities, net	12,714	12,565

Total liabilities	174,768	176,165
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value Authorized shares—6,000,000 Issued and outstanding shares—none	—	—
Common stock, $0.01 par value Authorized shares —50,000,000 Issued and outstanding shares:
As of June 30, 2011 and December 31, 2010—13,872,191 and 13,539,633	139	135
Additional paid-in-capital	307,093	298,870
Accumulated deficit	(149,059)	(148,975)
Accumulated other comprehensive income	5,366	2,860

Total shareholders’ equity	163,539	152,890

Total liabilities and shareholders’ equity	$338,307	$329,055

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except net (loss) income per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$72,713	$61,549	$143,794	$117,526
Cost of revenue	21,479	17,195	42,606	33,475

Gross margin	51,234	44,354	101,188	84,051
Operating expenses:
Research and development	10,646	7,211	20,091	14,808
Sales, general and administrative	38,635	30,996	75,111	60,425

Total operating expenses	49,281	38,207	95,202	75,233
Other income (expense):
Interest income	171	203	304	383
Interest expense	(2,363)	(2,459)	(4,707)	(4,752)
Other	(922)	(182)	(1,073)	(330)

Total other expense, net	(3,114)	(2,438)	(5,476)	(4,699)

(Loss) income before income taxes	(1,161)	3,709	510	4,119
Income tax (benefit) provision	(72)	1,834	595	861

Net (loss) income	$(1,089)	$1,875	$(85)	$3,258

Net (loss) income per share:
Basic	$(0.08)	$0.13	$(0.01)	$0.21

Diluted	$(0.08)	$0.12	$(0.01)	$0.20

Weighted average common shares outstanding:
Basic	13,844	14,601	13,727	15,438

Diluted	13,844	15,100	13,727	15,950

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net (loss) income	$(85)	$3,258
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,284	3,344
Stock-based compensation	3,813	2,208
Deferred income tax benefit	(50)	(1,739)
Amortization of debt discount and debt issuance costs	2,539	2,402
Excess tax benefit from stock-based awards	(1,123)	(532)
Other adjustments	494	(402)
Changes in operating assets and liabilities:
Accounts receivable	5,629	8,949
Inventories	(7,304)	1,754
Prepaid expenses and other assets	(2,946)	4,741
Accounts payable	2,940	5,336
Accrued expenses	(6,900)	(6,524)
Deferred revenue	(586)	(1,595)
Deferred liabilities	(75)	113

Net cash provided by operating activities	1,630	21,313
Investing activities:
Purchase of investment securities	—	(79,921)
Proceeds from sales/maturities of investment securities	—	89,298
Purchases of property and equipment	(1,821)	(1,428)
Investment in affiliate	—	(4,000)
Purchase of VisualSonics, Inc. net of cash acquired	—	(61,217)

Net cash used in investing activities	(1,821)	(57,268)
Financing activities:
Excess tax benefit from exercise stock-based awards	1,123	532
Proceeds from exercise of stock-based awards	4,431	3,271
Minimum tax withholding on stock-based awards	(803)	(692)
Stock repurchases including transaction costs	—	(97,715)
Repayment of long-term debt	(14)	(8,838)
Payment of contingent purchase consideration for LumenVu, Inc.	(300)	(425)

Net cash provided by (used in) financing activities	4,437	(103,867)
Effect of exchange rate changes on cash and cash equivalents	(1,400)	1,233

Net change in cash and cash equivalents	2,846	(138,589)
Cash and cash equivalents at beginning of period	78,690	183,065

Cash and cash equivalents at end of period	$81,536	$44,476

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,180	$1,502

Cash paid for interest	$2,160	$2,317

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Interim Financial Information

1. Summary of significant accounting policies

Basis of presentation and use of estimates

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information reflects, in the opinion of SonoSite, Inc. management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of expected results for the entire year ending December 31, 2011 or for any other fiscal period. These condensed consolidated financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K.

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

Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant values are unobservable.

This hierarchy requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

The fair value of these financial instruments was determined using the following levels of inputs as of June 30, 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents- money market funds	$65,874	$—	$—
Unamortized foreign currency option contract premiums	—	5	—

Total assets	$65,874	$5	$—

Liabilities:
Foreign currency hedge contracts	$—	$—	$—

Total liabilities	$—	$—	$—

The fair value of these financial instruments was determined using the following levels of inputs as of December 31, 2010 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents- money market funds	$70,473	$—	$—
Unamortized foreign currency option contract premiums	—	62	—

Total assets	$70,473	$62	$—

Liabilities:
Foreign currency hedge contracts	$—	$463	$—

Total liabilities	$—	$463	$—

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

Inventories consisted of the following (in thousands):

	As of
	June 30, 2011	December 31, 2010
Raw material	$16,593	$13,671
Demonstration product	14,724	13,008
Finished goods	13,835	10,447

Total	$45,152	$37,126

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

The warranty liability is summarized as follows (in thousands):

	Three months Ended June 30,		Six months Ended June 30,
	2011	2010	2011	2010
Beginning of period	$10,797	$8,700	$10,427	$8,400
Charged to cost of revenue	1,391	1,451	2,770	2,568
Liability from acquisition	—	130	—	130
Applied to liability	(1,077)	(851)	(2,086)	(1,668)

End of period	$11,111	$9,430	$11,111	$9,430

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

Net (loss) income per share

Basic net (loss) income per share is based on the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Potentially dilutive common equivalent shares consist of common stock issuable upon exercise of stock options, warrants, and unvested restricted stock units using the treasury stock method. Diluted net (loss) income per share would also be impacted to reflect shares issuable upon conversion of our convertible senior notes if our share price exceeds $38.20 per share. The call option we purchased is anti-dilutive and, therefore, excluded from the calculation of diluted net (loss) income per share.

The following is a reconciliation of the numerator and denominator of the basic and diluted net (loss) income per share calculations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net (loss) income	$(1,089)	$1,875	$(85)	$3,258

Basic weighted average common shares outstanding	13,884	14,601	13,727	15,438
Effect of dilutive stock options and unvested restricted stock units	—	499	—	512

Diluted weighted average common shares outstanding	13,844	15,100	13,727	15,950

Net (loss) income per share:
Basic	$(0.08)	$0.13	$(0.01)	$0.21

Diluted	$(0.08)	$0.12	$(0.01)	$0.20

The following common shares were excluded from the computation of diluted net (loss) income per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options and unvested restricted stock units	701	388	739	533
Warrants outstanding (1)	1,121	1,121	1,121	1,121

Total common shares excluded from diluted net (loss) income per share	1,822	1,509	1,860	1,654

(1)	As further detailed in note 5, in July 2007 we issued warrants to purchase up to 2.5 million shares of our common stock with a strike price of $46.965, which are anti-dilutive since the strike price of the warrants is greater than the market price of our common stock. In 2009 and 2008, we repurchased warrants that were for the purchase of up to 0.4 million and 1.0 million shares respectively.

The computation of diluted net (loss) income per share does not include any potential dilutive common shares associated with our convertible senior notes. The convertible senior notes would become dilutive and included in the calculation of diluted net (loss) income per share, for the number of shares that would be required to satisfy the conversion spread, if the average market price of our common stock exceeds approximately $38.20 per share.

Other comprehensive (loss) income

Foreign currency translation adjustments and unrealized gains or losses on our available-for-sale securities are included in accumulated other comprehensive (loss) income.

The following are the components of accumulated other comprehensive (loss) income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net (loss) income	$(1,089)	$1,875	$(85)	$3,258
Other comprehensive income (loss):
Foreign currency translation adjustment	569	(201)	2,506	(527)
Unrealized losses arising during the period	—	(11)	—	(17)

Comprehensive (loss) income	$(520)	$1,663	$2,421	$2,714

2. Cash and cash equivalents

The following table summarizes our cash, cash equivalents and investment securities at fair value (in thousands):

	June 30, 2011	December 31, 2010
Cash	$15,662	$8,217
Cash equivalents:
Money market accounts	65,874	70,473

Total cash and cash equivalents	$81,536	$78,690

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

During the measurement period, the preliminary amounts were updated based upon new information received related to the facts and circumstances that existed at the acquisition date. During the measurement period for the six months ended June 30, 2011 we obtained information related to the tax effects of the acquisition and the ability to utilize pre-acquisition tax credits to offset tax liabilities arising on the distribution of certain assets acquired. This resulted in a decrease to deferred tax assets of $1.2 million and an increase to goodwill of $1.2 million. The measurement period ended on June 30, 2011.

The results of VisualSonics operations have been included in our consolidated financial statements since the date of acquisition. For comparability purposes, the following table presents our pro forma revenue and earnings for the three and six months ended June 30, 2010 had the acquisition date been January 1, 2010 (in thousands):

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	Revenue	Net income (loss)	Revenue	Net income (loss)
Results of operations as reported	$61,549	$1,875	$117,526	$3,258
Add: VisualSonics’ operations	7,714	(1,546)	15,648	(1,657)

Pro forma results	$69,263	$329	$133,174	$1,601

VisualSonics’ earnings were adjusted to reflect the statutory tax rate utilized by VisualSonics in the pro forma period presented. VisualSonics’ operations exclude non-recurring expenses related to long-term debt and liability classified equity instruments, but include amortization of intangible assets and stock-based compensation resulting from this acquisition.

Pro forma information set forth above is for informational purposes only and should not be considered indicative of actual results that would have been achieved if VisualSonics had been acquired at the beginning of 2010, or results that may be obtained in any future period.

4. Income tax (benefit) expense

The income tax (benefit) provision for the three and six months ended June 30, 2011 is based on projections of total year pre-tax income and the annual effective tax rate. The annual effective tax rate is applied to our ordinary worldwide pre-tax income. Discrete items are individually computed and recognized when the items occur. The following table summarizes our income tax (benefit) provision (in thousands except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income tax (benefit) provision	$(72)	$1,834	$595	$861
Effective tax rate	6.2%	49.4%	116.7%	20.9%

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

The following table summarizes the carrying value of the debt and equity components (in thousands):

	As of
	June 30, 2011	December 31, 2010
Convertible senior notes:
Outstanding	$114,745	$114,745
Debt discount	(15,303)	(17,647)

Convertible senior notes, net	$99,442	$97,098

Equity component	$33,957	$33,957

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

The debt discount and debt issuance costs are being amortized through July 2014. Interest expense for the amortization of debt discount and debt issuance costs was $1.3 million and $2.5 million for the three and six months ended June 30, 2011. Interest expense for the contractual coupon was $1.1 million and $2.2 million for the three and six months ended June 30, 2011. Interest expense for the amortization of debt discount and debt issuance costs was $1.2 million and $2.4 million for the three and six months ended June 30, 2010. Interest expense for the contractual coupon was $1.1 million and $2.2 million for the three and six months ended June 30, 2010.

Our senior convertible debt is measured for disclosure only at fair value using quoted market prices (Level 1). As of June 30, 2011 and December 31, 2010, the fair value of our senior convertible debt was $128.8 million and $126.0 million, respectively.

6. Hedging activities

We are exposed to foreign currency risk from both trade intercompany receivable balances denominated in currencies other than the local currency and from translation of our foreign subsidiaries operating results. We enter into foreign currency forward and option contracts to reduce the impact of fluctuations on earnings associated with foreign currency exchange rate changes. These foreign currencies include the Australian dollar, the British pound, the Canadian dollar, the European Union euro, and the Japanese yen. We use foreign exchange contracts to mitigate risk and do not intend to engage in speculative transactions. Currently our foreign exchange contracts do not qualify for derivative hedge accounting. We seek to manage the counterparty risk associated with engaging in foreign currency contracts by limiting transactions to counterparties with which we have established banking relationships.

We use foreign currency forward contracts to hedge a substantial portion of our intercompany receivable balances denominated in currencies other than the USD. As of June 30, 2011, we had $56.0 million in notional amount of foreign currency contracts that expire through July 29, 2011. Gains and losses in the fair value of these contracts are intended to offset the losses and gains, resulting from the changes in the underlying intercompany balances. The fair value of these contracts as of June 30, 2011 was not material to our results of operations or our financial position.

We use foreign currency forward and option contracts to hedge the impact of currency fluctuations on the translation of the financial statements of our foreign operations. As of June 30, 2011, we had a foreign currency contract of $1.3 million in notional amount that expires on September 30, 2011.

Recognized gains and losses, which are included in other income expense on the condensed consolidated statement of income, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Hedges of intercompany balances
Loss on foreign currency hedges	$(1,749)	$(1,197)	$(2,582)	$(2,105)
Gain on translation of intercompany receivables	1,024	700	1,937	1,385
Hedges of translation of foreign operations
(Loss) gain on foreign currency hedges	(147)	381	(305)	647

Loss related to hedge activities	$(872)	$(116)	$(950)	$(73)

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

Geographic regions are determined by the shipping destination. Revenue by geographic region is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
United States	$38,387	$32,156	$72,466	$56,971
Europe, Africa and the Middle East	15,754	14,100	32,996	29,570

Latin America and Canada	7,156	4,830	14,485	9,510

Asia Pacific	11,416	10,463	23,847	21,475

Total revenue	$72,713	$61,549	$143,794	$117,526

Revenue from individual countries or customers in foreign countries is not material.

Long-lived assets, excluding deferred tax assets and certain other assets, by geographic location are as follows (in thousands):

	As of
	June 30, 2011	December 31, 2010
United States	$18,193	$18,071
International	3,972	3,885

Total long-lived assets	$22,165	$21,956

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

9. Accounting pronouncements issued not yet adopted

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in the first quarter of fiscal 2012 and will be applied retrospectively. We believe there will be no significant impact on our consolidated financial statements as a result of adoption of this pronouncement.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for us in the first quarter of fiscal 2012 and will be applied prospectively. We are currently evaluating the impact of adopting ASU 2011-04, but currently believe there will be no significant impact on our consolidated financial statements.

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

In June 2010, we acquired all of the outstanding stock of VisualSonics, Inc. (“VisualSonics”) a leader in high-frequency, high-resolution, ultrasound-based imaging systems (or “micro-ultrasound” systems) designed specifically for live imaging of small animals. Live imaging is a useful tool for life sciences research and for the pre-clinical stage of the drug development process. VisualSonics’ technology provides clinicians and research scientists with a simple method for viewing and quantifying extremely small physiological structures and for imaging living tissue with near-microscopic resolution. This business combination positions us for long-term growth in both the clinical point-of-care markets and the pre-clinical markets. In March 2011 we introduced “Photaucoustics”, a new technology that will give cardio and cancer researchers tools for real time in-vivo research at functional, anatomical and molecular levels without the use of radiation. We anticipate that it will integrate in time to clinical medicine.

Over the last few years, we have laid a foundation in the clinical market for long-term growth through expansion in four vertical markets including acute, primary care, musculoskeletal, and field medicine. We will be introducing innovative products, entering into strategic relationships, expanding into new markets, and providing high quality products with industry-leading liability and warranty coverage. In fiscal year 2011, we plan to continue to build on this foundation and to execute well in key areas, including continuing to innovate using existing and new technologies, to build and maintain key relationships in distribution channels, to improve sales productivity, delivering high quality products, and managing the expense structure.

Key opportunities include the following:

Product Innovation — Our clinical products provide exceptional reliability, image quality, and ease of use in a lightweight design that can be either hand-carried, used on a stand or mounted on a wall or ceiling. We are committed to continuing to develop our next generation of products and expanding our existing product base by using new and existing technologies. In 2010 we introduced Enhanced Needle Visualization, a significant development in ultrasound imaging that enables improved needle tracking with increased confidence during deep needle procedures. We will continue to release new and innovative products in 2011. In March 2011, we introduced photoacoustic system to the pre-clinical market. It is a fusion of sensitivity and specificity of light and high resolution of high-frequency ultrasound. We anticipate that our photoacoustic products will provide researchers better tools as well as opening new market for cancer research.

Sales and Marketing — Our sales and marketing organization will continue to focus on creating greater awareness of the benefits of point-of-care ultrasound in order to better penetrate established markets, accelerate growth in emerging markets and identify new markets. Over the past two years we have implemented a strategy in our sales channels to better cover key accounts and drive awareness of the safety, cost and efficiency benefits of point-of-care at the institutional level. We believe that this will continue to help us more effectively address considerations that are important at the administrative level, and that complement the clinical benefits we have been communicating at the clinician level. We intend to expand VisualSonics’ geographic market coverage to better address the growth opportunities outside of North America. Additionally, we intend to augment the resources we have to address attractive growth opportunities in emerging economies for our entire business.

Strategic Relationships and Acquisitions — We are focused on building relationships and gaining access to products and technologies that will enable us to continue to penetrate and develop point-of-care visualization. We believe that new relationships, products, and technologies can accelerate market penetration to customers not served by our direct sales force. Through our acquisition of VisualSonics we intend to integrate micro-ultrasound and photoacuostics technology with our miniaturization competency and user design to deliver ultra high-frequency micro-ultrasound into clinical medicine. During 2010, we invested in Carticept Medical Inc. (“Carticept”), a privately held company that develops innovative injection products for the treatment of musculoskeletal injuries. We believe this relationship will expand our access to the market segment for ultrasound-guided injections.

Results of Operations

The increase in revenue over the prior year quarter was attributable to the acquisition of VisualSonics and improved execution against our marketing strategies. We believe our strong and growing product pipeline, alongside our expanding distribution capability, has positioned us well to capitalize on a growing market for point of care ultrasound. As we enhance our product offerings, integrate the acquisition of VisualSonics and develop strategic alliances, we believe opportunities to increase revenue will grow.

The following financial information sets forth our results of operations and is derived from our condensed consolidated financial statements (in thousands except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Revenue	$72,713	100.0%	$61,549	100.0%	$143,794	100.0%	$117,526	100.0%
Cost of revenue	21,479	29.5%	17,195	27.9%	42,606	29.6%	33,475	28.5%

Gross margin	51,234	70.5%	44,354	72.1%	101,188	70.4%	84,051	71.5%
Operating expenses:
Research and development	10,646	14.6%	7,211	11.8%	20,091	14.0%	14,808	12.6%
Selling, general and administrative	38,635	53.1%	30,996	50.3%	75,111	52.2%	60,425	51.4%

Total operating expenses	49,281	67.7%	38,207	62.1%	95,202	66.2%	75,233	64.0%

Operating income	1,953	2.8%	6,147	10.0%	5,986	4.2%	8,818	7.5%
Other expense, net	(3,114)	(4.3)%	(2,438)	(4.0)%	(5,476)	(3.8)%	(4,699)	(4.0)%

(Loss) income before income taxes	(1,161)	(1.5)%	3,709	6.0%	510	0.0%	4,119	3.5%
Income tax (benefit) provision	(72)	(0.0)%	1,834	3.0%	595	0.0%	861	0.7%

Net (loss) income	$(1,089)	(1.5)%	$1,875	3.0%	$(85)	(0.0%)	$3,258	2.8%

Revenue

Overall revenue increased for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010. The increase for the three months ended June 30, 2011 was primarily attributable to revenue growth from the acquisition of pre-clinical VisualSonics, organic growth from the U.S. Direct and Enterprise channels, and a favorable impact from exchange rates of $2.6 million or 4.2% over the prior year quarter. The increase for the six months ended June 30, 2011 was primarily attributable to revenue growth from the acquisition of pre-clinical VisualSonics, organic growth from the U.S. Direct and Enterprise channels, and a favorable impact from exchange rates of $3.8 million or 3.2% over the prior year. Revenue is as follows (in thousands except percentages):

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2011	2010		2011	2010
Revenue:
US-Clinical	$33,649	$32,157	4.6%	$65,124	$56,971	14.3%
International-Clinical	30,806	29,392	4.8%	62,175	60,555	2.7%
Pre-clinical	8,258	—	100.0%	16,495	—	100.0%

Total revenue	$72,713	$61,549	18.1%	$143,794	$117,526	22.4%

US-Clinical

US-Clinical revenue for three months ended June 30, 2011 increased by 4.6% compared to the three months ended June 30, 2010 due primarily to an increase in US direct and enterprise sales, offset by a decrease in revenue from primary care sales. US-Clinical revenue for six months ended June 30, 2011 increased by 14.3% compared to the six months ended June 30, 2010 due primarily to an increase in US direct and enterprise sales, offset by a decrease in revenue from primary care sales.

International-Clinical

International-Clinical revenue for the three months ended June 30, 2011 increased by 4.8% compared to the three months ended June 30, 2010 due primarily to increased revenues from Canada, Latin America, Europe (excluding UK) and Asia (excluding Australia), offset by decreases in UK, Australia and the Middle East. Changes in exchange rates had a 9.2% combined favorable impact on revenue for the three months ended June 30, 2011 over the prior year quarter. International-Clinical revenue for the six months ended June 30, 2011 increased by 2.7% compared to the six months ended June 30, 2010 due primarily to increased revenues from Canada, Latin America, Germany and China, offset by decreases in Europe. Changes in exchange rates had a 6.4% combined favorable impact on revenue for the six months ended June 30, 2011 over the prior year.

Pre-clinical

On June 30, 2010, we acquired all of the outstanding stock of VisualSonics. Revenue from VisualSonics for the three and six months ended June 30, 2011 was $8.3 million and $16.5 million.

Gross margin

	Three Months Ended June 30,		Percentage of Revenue		Six Months Ended June 30,		Percentage of Revenue
	2011	2010	2011	2010	2011	2010	2011	2010
Gross Margin	$51,234	$44,354	70.5%	72.1%	$101,188	$84,051	70.4%	71.5%

Gross margin for the three months ended June 30, 2011 decreased by 1.6 percentage points compared to the three months ended June 30, 2010 due to the slightly lower margins of VisualSonics, and international pricing pressure. Changes in exchange rates had a 2.6% combined favorable impact on gross margin for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Gross margin for the six months ended June 30, 2011 decreased by 1.1 percentage points compared to the three months ended June 30, 2010 due to the slightly lower margins of VisualSonics, and international pricing pressure. Changes in exchange rates had a 2.9% combined favorable impact on gross margin for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Operating expenses

	Three Months Ended June 30,		Percentage of Revenue		Six Months Ended June 30,		Percentage of Revenue
	2011	2010	2011	2010	2011	2010	2011	2010
Research and development	$10,646	$7,211	14.6%	11.8%	$20,091	$14,808	14.0%	12.6%
Sales, general and administrative	$38,635	$30,996	53.1%	50.3%	$75,110	$60,425	52.2%	51.4%

Research and development expenses were $10.6 million for the three months ended June 30, 2011, compared to $7.2 million for the three months ended June 30, 2010. The increase for the three months June 30, 2011 compared to the prior year was primarily attributable to the addition of VisualSonics and an increase in headcount and expenses associated with new product development. Research and development expenses were $20.1 million for the six months ended June 30, 2011, compared to $14.8 million for the six months ended June 30, 2010. The increase for the six months June 30, 2011 compared to the prior year was primarily attributable to the addition of VisualSonics and an increase in headcount and expenses associated with new product development.

Sales, general and administrative expenses were $38.6 million for the three months ended June 30, 2011, compared to $31.0 million for the three months ended June 30, 2010. The increase for the three months ended June 30, 2011 compared to the prior year was primarily attributable to the addition of VisualSonics, increased payroll expenses and marketing expenses, offset by decreased outside services and costs associated with the acquisition of VisualSonics. Sales, general and administrative expenses were $75.1 million for the six months ended June 30, 2011, compared to $60.4 million for the six months ended June 30, 2010. The increase for the six months ended June 30, 2011 compared to the prior year was primarily attributable to the addition of VisualSonics, increased payroll expenses and marketing expenses, offset by decreased outside services and costs associated with the acquisition of VisualSonics.

Other expense

	Three Months Ended June 30,		Percentage of Revenue		Six Months Ended June 30,		Percentage of Revenue
	2011	2010	2011	2010	2011	2010	2011	2010
Other expense	$3,114	$2,438	(4.3)%	(4.0)%	$5,476	$4,699	(3.8)%	(4.0)%

Total other expense was $3.1 million for the three months ended June 30, 2011, compared to $2.4 million for the three months ended June 30, 2010. The increase for the three months June 30, 2011 compared to the prior year was due to higher losses on foreign exchange hedges. Total other expense was $5.5 million for the six months ended June 30, 2011, compared to $4.7 million for the six months ended June 30, 2010. The increase for the six months June 30, 2011 compared to the prior year was due to higher losses on foreign exchange hedges.

Income tax (benefit) provision

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income tax (benefit) provision	$(72)	$1,834	$595	$861
Effective tax rate	6.2%	49.4%	116.7%	20.9%

The income tax (benefit) provision is based on a blended federal and state rate applied to U.S. income and the applicable foreign rates applied to foreign income. For the year ended December 31, 2011, we have forecasted an annual tax rate of 38.4%. This annual forecast includes an estimated increase in the valuation allowance on VisualSonics’ net operating losses and tax credits generated during the year because it is more likely than not these losses and credits will not be realized.

The decrease in our consolidated effective tax rate for the three months ended June 30, 2011 as compared to the same period for 2010 resulted from non-deductible transaction costs incurred in 2010 and no benefit recognized related to research and experimentation credits in 2010 as compared to 2011. Additionally in 2011 no tax benefit has been recognized for the losses generated by VisualSonics due to uncertainty regarding future realization. The increase in our consolidated effective tax rate for the six months ended June 30, 2011 as compared to the same period for 2010 resulted from favorable resolution of uncertain tax positions upon completion of tax audits in certain foreign jurisdictions during 2010 as compared to 2011 and in 2011 no tax benefit has been recognized for the losses generated by VisualSonics due to uncertainty regarding future realization.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $81.5 million as of June 30, 2011, compared to $78.7 million as of December 31, 2010. Cash and cash equivalents were primarily invested in money market accounts.

Cash Flows

	Six Months Ended June 30,
	2011	2010
Net cash provided by (used in):
Operating activities	$1,630	$21,313
Investing activities	(1,821)	(57,268)
Financing activities	4,437	(103,867)
Effect of exchange rate changes on cash and cash equivalents	(1,400)	1,233

Net change in cash and cash equivalents	$2,846	$(138,589)

Operating activities provided cash of $1.6 million for the six months ended June 30, 2011, compared to $21.3 million for the six months ended June 30, 2010. The decrease in cash flows from operating activities for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily driven by a decrease in earnings and accrued expenses along with the increase in inventory in support of market expansion and new products offerings.

Investing activities used cash of $1.8 million for the six months ended June 30, 2011, compared to cash used of $57.3 million for the six months ended June 30, 2010. The decrease in cash flows used from investing activities for the six months ended June 30, 2011 compared to June 30, 2010 was due to the $61.4 million acquisition of VisualSonics, our initial $4.0 million investment in Carticept, offset by net cash provided by maturities of investment securities.

Financing activities provided cash of $4.4 million for the six months ended June 30, 2011, compared to cash used of $103.8 million for the six months ended June 30, 2010. The increase in cash flows from financing activities for the six months ended June 30, 2011, compared to June 30, 2010, resulted primarily from increased stock exercises for the six months ended June 30, 2011, offset by the repayment of $8.8 million of long term debt and $97.7 million of stock repurchases during the six months ended June, 30 2010.

We currently believe that our existing cash balances and anticipated future cash flows from operations will be sufficient to meet our ongoing operating capital expenditure requirements for the foreseeable future.

Risk Factors

A complete listing of our risk factors is contained in the Item 1A. “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010. There were no significant changes in those risk factors during the six months ended June 30, 2011.

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

As discussed in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2010, our critical accounting policies and estimates include revenue recognition, business combination, valuation of investments and inventories, warranty expense, income taxes, stock-based compensation, and convertible debt. There were no significant changes to these critical accounting policies during 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

We are exposed to market risk relating to changes in interest rates, which could adversely affect the value of our investments.

As of June 30, 2011, our cash and cash equivalents consisted of $65.9 million of interest-bearing money market accounts. We believe that the impact on the fair market value of our securities and related earnings for 2011 from a hypothetical 10% increase or decrease in market interest rates would not have a material impact on cash and cash equivalents.

Foreign currency risk

Because of our international presence, we are exposed to foreign currency risk from both trade and intercompany balances denominated in currencies other than the local currency and from translation of our foreign subsidiaries operating results. We enter into foreign currency forward and option contracts to reduce the impact of fluctuations on earnings associated with foreign currency exchange rate changes. These foreign currencies include the Australian dollar, the British pound, the Canadian dollar, the European Union euro, and the Japanese yen. We use foreign exchange contracts to mitigate risk and do not intend to engage in speculative transactions. Currently our foreign exchange contracts do not qualify for derivative hedge accounting. We seek to manage the counterparty risk associated with engaging in foreign currency contracts by limiting transactions to counterparties with which we have established banking relationships.

A sensitivity analysis of a change in the fair value of these contracts, totaling $57.3 million in notional amount, indicates that if the USD weakened by 10% against the applicable foreign currency, the fair value of these contracts would decrease by approximately $5.7 million. Conversely, if the USD strengthened by 10% against the applicable foreign currency, the fair value of these contracts would increase by approximately $5.7 million. The offsetting gains and losses resulting from the changes in the intercompany balances as described above are not reflected in the sensitivity analysis above.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of June 30, 2011, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act), and they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

We continue to review, revise and improve the effectiveness of our internal controls. There have been no changes in our internal controls over financial reporting during the second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOSITE, INC. (Registrant)

Dated: August 4, 2011	By:	/S/MARCUS Y. SMITH
Marcus Y. Smith
Senior Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)