Form 10-Q
period 2011-09-30
SONOSITE INC
filed 2011-11-03
CIK 1055355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	13,938,655
(Class)	(Outstanding as of October 24, 2011)

SonoSite, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2011

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SonoSite, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share data)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$75,471	$78,690
Accounts receivable, less allowances of $968 and $932	78,473	81,516
Inventories	47,878	37,126
Deferred tax assets, current	8,939	7,801
Prepaid expenses and other current assets	19,205	12,384

Total current assets	229,966	217,517
Property and equipment, net	9,848	9,133
Investment in affiliate	8,000	8,000
Deferred tax asset, net	3,460	4,373
Goodwill	37,243	37,786
Identifiable intangible assets, net	40,698	47,423
Other assets	3,200	4,823

Total assets	$332,415	$329,055

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,829	$10,597
Accrued expenses	23,532	32,535
Deferred revenue, current portion	6,929	6,042

Total current liabilities	43,290	49,174
Long-term debt, net	100,635	97,379
Deferred tax liability	2,768	1,811
Deferred revenue, net	13,072	15,236
Other non-current liabilities, net	11,821	12,565

Total liabilities	171,586	176,165
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1.00 par value Authorized shares—6,000,000 Issued and outstanding shares—none	—	—
Common stock, $0.01 par value Authorized shares —50,000,000 Issued and outstanding shares:
As of September 30, 2011 and December 31, 2010—13,908,387 and 13,539,633	139	135
Additional paid-in-capital	309,812	298,870
Accumulated deficit	(148,340)	(148,975)
Accumulated other comprehensive (loss) income	(782)	2,860

Total shareholders’ equity	160,829	152,890

Total liabilities and shareholders’ equity	$332,415	$329,055

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Income

(unaudited)

(In thousands, except net income per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$75,732	$68,538	$219,526	$186,064
Cost of revenue	21,542	19,675	64,148	53,150

Gross margin	54,190	48,863	155,378	132,914
Operating expenses:
Research and development	10,716	8,455	30,807	23,263
Sales, general and administrative	39,584	35,320	114,695	95,745

Total operating expenses	50,300	43,775	145,502	119,008
Other income (expense):
Interest income	163	129	467	513
Interest expense	(2,494)	(2,320)	(7,202)	(7,072)
Other expense, net	(982)	(1,608)	(2,054)	(1,939)

Total other expense, net	(3,313)	(3,799)	(8,789)	(8,498)

Income before income taxes	577	1,289	1,087	5,408
Income tax (benefit) provision	(143)	347	452	1,208

Net income	$720	$942	$635	$4,200

Net income per share:
Basic	$0.05	$0.07	$0.05	$0.28

Diluted	$0.05	$0.07	$0.04	$0.27

Weighted average common shares outstanding:
Basic	13,893	13,676	13,783	14,844

Diluted	14,323	14,147	14,285	15,347

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income	$635	$4,200
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,671	5,796
Stock-based compensation	6,002	4,245
Deferred income tax benefit	(120)	(1,918)
Amortization of debt discount and debt issuance costs	3,830	3,663
Excess tax benefit from stock-based awards	(1,175)	(847)
Other adjustments	(425)	673
Changes in operating assets and liabilities:
Accounts receivable	2,202	5,613
Inventories	(11,158)	(976)
Prepaid expenses and other assets	(3,954)	(1,993)
Accounts payable	2,973	1,133
Accrued expenses	(7,596)	(26)
Deferred revenue	(1,277)	(2,009)
Deferred liabilities	(1,750)	(27)

Net cash (used in) provided by operating activities	(4,142)	17,527
Investing activities:
Purchase of investment securities	—	(79,921)
Proceeds from sales/maturities of investment securities	—	154,698
Purchases of property and equipment	(3,276)	(1,455)
Investment in affiliate	—	(8,000)
Purchase of VisualSonics, Inc. net of cash acquired	—	(61,217)

Net cash (used in) provided by investing activities	(3,276)	4,105
Financing activities:
Excess tax benefit from exercise stock-based awards	1,175	847
Proceeds from exercise of stock-based awards	5,141	4,263
Minimum tax withholding on stock-based awards	(892)	(1,065)
Stock repurchases including transaction costs	—	(126,103)
Repayment of long-term debt	(298)	(8,871)
Payment of contingent purchase consideration for LumenVu, Inc.	(300)	(425)

Net cash provided by (used in) financing activities	4,826	(131,354)
Effect of exchange rate changes on cash and cash equivalents	(627)	(1,594)

Net change in cash and cash equivalents	(3,219)	(111,316)
Cash and cash equivalents at beginning of period	78,690	183,065

Cash and cash equivalents at end of period	$75,471	$71,749

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,267	$7,184

Cash paid for interest	$4,313	$4,476

See accompanying notes to condensed consolidated financial statements.

SonoSite, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Interim Financial Information

1. Summary of significant accounting policies

Basis of presentation and use of estimates

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information reflects, in the opinion of SonoSite, Inc. management, all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of expected results for the entire year ending December 31, 2011 or for any other fiscal period. These condensed consolidated financial statements do not include all disclosures required by generally accepted accounting principles. For a presentation including all disclosures required by generally accepted accounting principles, these condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K.

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

Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant values are unobservable.

This hierarchy requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

The fair value of these financial instruments was determined using the following levels of inputs as of September 30, 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents-money market funds	$66,382	$—	$—

Total assets	$66,382	$—	$—

The fair value of these financial instruments was determined using the following levels of inputs as of December 31, 2010 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents-money market funds	$70,473	$—	$—
Unamortized foreign currency option contract premiums	—	62	—

Total assets	$70,473	$62	$—

Liabilities:
Foreign currency hedge contracts	$—	$463	$—

Total liabilities	$—	$463	$—

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

Inventories consisted of the following (in thousands):

	As of
	September 30, 2011	December 31, 2010
Raw material	$19,960	$13,671
Demonstration product	14,288	13,008
Finished goods	13,630	10,447

Total	$47,878	$37,126

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

The warranty liability is summarized as follows (in thousands):

	Three months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
Beginning of period	$11,111	$9,430	$10,427	$8,400
Charged to cost of revenue	1,490	1,441	4,260	4,009
Liability from acquisition	—	—	—	129
Applied to liability	(1,335)	(987)	(3,421)	(2,654)

End of period	$11,266	$9,884	$11,266	$9,884

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

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$720	$942	$635	$4,200

Basic weighted average common shares outstanding	13,893	13,676	13,783	14,844
Effect of dilutive stock options and unvested restricted stock units	430	471	502	503

Diluted weighted average common shares outstanding	14,323	14,147	14,285	15,347

Net income per share:
Basic	$0.05	$0.07	$0.05	$0.28

Diluted	$0.05	$0.07	$0.04	$0.27

The following common shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options and unvested restricted stock units	644	743	430	741
Warrants outstanding (1)	1,121	1,121	1,121	1,121

Total common shares excluded from diluted net income per share	1,765	1,864	1,551	1,862

(1)	As further detailed in note 5, in July 2007 we issued warrants to purchase up to 2.5 million shares of our common stock with a strike price of $46.965, which are anti-dilutive since the strike price of the warrants is greater than the market price of our common stock. In 2009 and 2008, we repurchased warrants that were for the purchase of up to 0.4 million and 1.0 million shares respectively.

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

The following are the components of accumulated other comprehensive (loss) income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$720	$942	$635	$4,200
Other comprehensive (loss) income:
Foreign currency translation adjustment	(6,147)	364	(3,642)	(161)
Unrealized gain (loss) arising during the period	—	4	—	(13)

Comprehensive (loss) income	$(5,427)	$1,310	$(3,007)	$4,026

2. Cash and cash equivalents

The following table summarizes our cash, and cash equivalents at fair value (in thousands):

	September 30, 2011	December 31, 2010
Cash	$9,089	$8,217
Cash equivalents:
Money market accounts	66,382	70,473

Total cash and cash equivalents	$75,471	$78,690

Cash and cash equivalents primarily consist of money market accounts with major U.S. banks. The carrying value of cash and cash equivalents held in money market accounts approximates the fair value.

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

The results of VisualSonics operations have been included in our consolidated financial statements since the date of acquisition. For comparability purposes, the following table presents our pro forma revenue and earnings for the nine months ended September 30, 2010 had the acquisition date been January 1, 2010 (in thousands):

	Nine Months Ended September 30, 2010
	Revenue	Net income (loss)
Results of operations as reported	$186,064	$4,200
Add: VisualSonics’ operations through June 30, 2010	15,648	(1,657)

Pro forma results	$201,712	$2,543

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

4. Income tax (benefit) provision

The income tax (benefit) provision for the three and nine months ended September 30, 2011 is based on projections of total year pre-tax income and the annual effective tax rate. The annual effective tax rate is applied to our ordinary worldwide pre-tax income. Discrete items are individually computed and recognized when the items occur. The following table summarizes our income tax (benefit) provision (in thousands except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income tax (benefit) provision	$(143)	$347	$452	$1,208
Effective tax rate	(24.8)%	26.9%	41.6%	22.3%

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

The following table summarizes the carrying value of the debt and equity components (in thousands):

	As of
	September 30, 2011	December 31, 2010
Convertible senior notes:
Outstanding	$114,745	$114,745
Debt discount	(14,110)	(17,647)

Convertible senior notes, net	$100,635	$97,098

Equity component	$33,957	$33,957

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

The debt discount and debt issuance costs are being amortized through July 2014. Interest expense for the amortization of debt discount and debt issuance costs was $1.3 million and $3.8 million for the three and nine months ended September 30, 2011. Interest expense for the contractual coupon was $1.2 million and $3.3 million for the three and nine months ended September 30, 2011. Interest expense for the amortization of debt discount and debt issuance costs was $1.2 million and $3.7 million for the three and nine months ended September 30, 2010. Interest expense for the contractual coupon was $1.1 million and $3.2 million for the three and nine months ended September 30, 2010.

Our senior convertible debt is measured for disclosure only at fair value using quoted market prices. As of September 30, 2011 and December 31, 2010, the fair value of our senior convertible debt was $120.4 million and $126.0 million, respectively.

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

We use foreign currency forward contracts to hedge a substantial portion of our intercompany receivable balances denominated in currencies other than the USD. As of September 30, 2011, we had $53.1 million in notional amount of foreign currency contracts that expire through October 31, 2011. Gains and losses in the fair value of these contracts are intended to offset the losses and gains, resulting from the changes in the underlying intercompany balances. The fair value of these contracts as of September 30, 2011 was not material to our results of operations or our financial position.

Recognized gains and losses, which are included in other income (expense) on the condensed consolidated statements of income, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Hedges of intercompany balances
Gain (loss) on foreign currency hedges	$1,585	$(4,306)	$(997)	$(2,922)
Loss (gain) on translation of intercompany receivables	(2,527)	3,960	(590)	1,854
Hedges of translation of foreign operations
Loss on foreign currency hedges	(5)	(1,198)	(310)	(551)

Loss related to hedge activities	$(947)	$(1,544)	$(1,897)	$(1,619)

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

Geographic regions are determined by the shipping destination. Revenue by geographic region is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
United States	$43,682	$35,112	$116,149	$92,083
Europe, Africa and the Middle East	15,071	17,167	48,067	46,738
Latin America and Canada	5,622	4,999	20,106	14,509
Asia Pacific	11,357	11,260	35,204	32,734

Total revenue	$75,732	$68,538	$219,526	$186,064

Revenue from individual countries or customers in foreign countries is not material.

Long-lived assets, excluding deferred tax assets and certain other assets, by geographic location are as follows (in thousands):

	As of
	September 30, 2011	December 31, 2010
United States	$17,294	$18,071
International	3,754	3,885

Total long-lived assets	$21,048	$21,956

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

9. Accounting pronouncements issued not yet adopted

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Goodwill and Other (Topic 350)- Testing Goodwill for Impairment (“ASU 2011-08”) in an effort to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. An entity can choose to early adopt if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. We are currently evaluating the impact of adopting ASU 2011-08, but currently believe there will be no significant impact on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in the first quarter of fiscal 2012 and will be applied retrospectively. We believe there will be no significant impact on our consolidated financial statements as a result of adoption of ASU 2011-05.

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

In June 2010, we acquired all of the outstanding stock of VisualSonics, Inc. (“VisualSonics”) a leader in high-frequency, high-resolution, ultrasound-based imaging systems (or “micro-ultrasound” systems) designed specifically for live imaging of small animals. Live imaging is a useful tool for life sciences research and for the pre-clinical stage of the drug development process. VisualSonics’ technology provides clinicians and research scientists with a simple method for viewing and quantifying extremely small physiological structures and for imaging living tissue with near-microscopic resolution. This business combination positions us for long-term growth in both the clinical point-of-care markets and the pre-clinical markets. In March 2011 we introduced “Photoacoustics”, a new technology that will give cardiovascular and cancer researchers tools for real time in-vivo research at functional, anatomical and molecular levels without the use of radiation. We anticipate that it will integrate in time to clinical medicine.

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

Key opportunities include the following:

Product Innovation — Our clinical products provide exceptional reliability, image quality, and ease of use in a lightweight design that can be either hand-carried, used on a stand or mounted on a wall or ceiling. We are committed to continuing to develop our next generation of products and expanding our existing product base by using new and existing technologies. In 2010 we introduced Enhanced Needle Visualization, a significant development in ultrasound imaging that enables improved needle tracking with increased confidence during deep needle procedures. We will continue to release new and innovative products in 2011. In March 2011, we introduced photoacoustics product to the pre-clinical market. It is a fusion of sensitivity and specificity of light and high resolution of high-frequency ultrasound. We anticipate that our photoacoustics products will provide researchers better tools as well as opening new market for cancer research.

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

Strategic Relationships and Acquisitions — We are focused on building relationships and gaining access to products and technologies that will enable us to continue to penetrate and develop point-of-care visualization. We believe that new relationships, products, and technologies can accelerate market penetration to customers not served by our direct sales force. Through our acquisition of VisualSonics we intend to integrate micro-ultrasound and photoacoustics technology with our miniaturization competency and user design to deliver ultra high-frequency micro-ultrasound into clinical medicine. During 2010, we invested in Carticept Medical Inc. (“Carticept”), a privately held company that develops innovative injection products for the treatment of musculoskeletal injuries. We believe this relationship will expand our access to the market segment for ultrasound-guided injections.

Results of Operations

The increase in revenue over the prior year quarter was attributable to improved execution against our marketing strategies. We believe our strong and growing product pipeline, alongside our expanding distribution capability, has positioned us well to capitalize on a growing market for point of care ultrasound. As we enhance our product offerings, integrate the acquisition of VisualSonics and develop strategic alliances, we believe opportunities to increase revenue will grow.

The following financial information sets forth our results of operations and is derived from our condensed consolidated financial statements (in thousands except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Revenue	$75,732	100.0%	$68,538	100.0%	$219,526	100.0%	$186,064	100.0%
Cost of revenue	21,542	28.4%	19,675	28.7%	64,148	29.2%	53,150	28.6%

Gross margin	54,190	71.6%	48,863	71.3%	155,378	70.8%	132,914	71.4%
Operating expenses:
Research and development	10,716	14.1%	8,455	12.3%	30,807	14.0%	23,263	12.5%
Selling, general and administrative	39,584	52.3%	35,320	51.5%	114,695	52.2%	95,745	51.5%

Total operating expenses	50,300	66.4%	43,775	63.8%	145,502	66.2%	119,008	64.0%

Operating income	3,890	5.2%	5,088	7.5%	9,876	4.6%	13,906	7.4%
Other expense, net	(3,313)	(4.4)%	(3,799)	(5.5)%	(8,789)	(4.0)%	(8,498)	(4.6)%

Income before income taxes	577	0.8%	1,289	2.0%	1,087	0.6%	5,408	2.8%
Income tax (benefit) provision	(143)	(0.2)%	347	0.5%	452	0.2%	1,208	0.6%

Net income	$720	1.0%	$942	1.5%	$635	0.4%	$4,200	2.2%

Revenue

Overall revenue increased for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010. The increase for the three months ended September 30, 2011 was primarily attributable to the organic growth from the U.S. Direct and enterprise channels, and a favorable impact from exchange rates of $1.5 million or 2.1% over the prior year quarter. The increase for the nine months ended September 30, 2011 was primarily attributable to revenue growth from the acquisition of pre-clinical VisualSonics, organic growth from the U.S. Direct and enterprise channels, and a favorable impact from exchange rates of $5.2 million or 2.8% over the prior year. Revenue is as follows (in thousands except percentages):

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2011	2010		2011	2010
Revenue:
US-Clinical	$38,239	$31,266	22.3%	$103,363	$88,237	17.1%
International-Clinical	29,337	28,560	2.7%	91,512	89,115	2.7%
Pre-clinical	8,156	8,712	(6.4)%	24,651	8,712	182.9%

Total revenue	$75,732	$68,538	10.5%	$219,526	$186,064	18.0%

US-Clinical

US-Clinical revenue for three months ended September 30, 2011 increased by 22.3% compared to the three months ended September 30, 2010 due primarily to an increase in US direct and enterprise sales, offset by a decrease in revenue from primary care sales. US-Clinical revenue for nine months ended September 30, 2011 increased by 17.1% compared to the nine months ended September 30, 2010 due primarily to an increase in US direct and enterprise sales, offset by a decrease in revenue from primary care sales.

International-Clinical

International-Clinical revenue for the three months ended September 30, 2011 increased by 2.7% compared to the three months ended September 30, 2010 due primarily to increased revenues from Canada, Europe (excluding France) and Asia (excluding Australia), offset by decreases in France, Australia and Latin America. Changes in exchange rates had a 5.0% combined favorable impact on revenue for the three months ended September 30, 2011 over the prior year quarter. International-Clinical revenue for the nine months ended September 30, 2011 increased by 2.7% compared to the nine months ended September 30, 2010 due primarily to increased revenues from Canada, Germany, India and China, offset by decreases in Europe. Changes in exchange rates had a 5.9% combined favorable impact on revenue for the nine months ended September 30, 2011 over the prior year.

Pre-clinical

On June 30, 2010, we acquired all of the outstanding stock of VisualSonics. Revenue from VisualSonics for the three months ended September 30, 2011 decreased by 6.4% compared to the three months ended September 30, 2010 due primarily to delays in pre-clinical funding internationally. Revenue from VisualSonics for the nine months ended September 30, 2011 was $24.7 million.

Gross margin

	Three Months Ended September 30,		Percentage of Revenue		Nine Months Ended September 30,		Percentage of Revenue
	2011	2010	2011	2010	2011	2010	2011	2010
Gross Margin	$54,190	$48,863	71.6%	71.3%	$155,378	$132,914	70.8%	71.4%

Gross margin for the three months ended September 30, 2011 increased by 0.3 percentage points compared to the three months ended September 30, 2010 due to improved margins for VisualSonics that were slightly offset by international pricing pressure. Changes in exchange rates had a 0.6% combined favorable impact on gross margin for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Gross margin for the nine months ended September 30, 2011 decreased by 0.6 percentage points compared to the nine months ended September 30, 2010 due to international pricing pressure. Changes in exchange rates had a 0.7% combined favorable impact on gross margin for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Operating expenses

	Three Months Ended September 30,		Percentage of Revenue		Nine Months Ended September 30,		Percentage of Revenue
	2011	2010	2011	2010	2011	2010	2011	2010
Research and development	$10,716	$8,455	14.1%	12.3%	$30,807	$23,263	14.0%	12.5%
Sales, general and administrative	$39,584	$35,320	52.3%	51.5%	$114,695	$95,745	52.2%	51.5%

Research and development expenses were $10.7 million for the three months ended September 30, 2011, compared to $8.5 million for the three months ended September 30, 2010. The increase for the three months ended September 30, 2011 compared to the prior year quarter was primarily attributable to an increase in headcount and expenses associated with new product development. Research and development expenses were $30.8 million for the nine months ended September 30, 2011, compared to $23.3 million for the nine months ended September 30, 2010. The increase for the nine months ended September 30, 2011 compared to the prior year was primarily attributable to the addition of VisualSonics and an increase in headcount and expenses associated with new product development.

Sales, general and administrative expenses were $39.6 million for the three months ended September 30, 2011, compared to $35.3 million for the three months ended September 30, 2010. The increase for the three months ended September 30, 2011 compared to the prior year quarter was primarily attributable to increased payroll and marketing expenses, offset by decreased consulting and bad debt expense. Sales, general and administrative expenses were $114.7 million for the nine months ended September 30, 2011, compared to $95.7 million for the nine months ended September 30, 2010. The increase for the nine months ended September 30, 2011 compared to the prior year was primarily attributable to the addition of VisualSonics, increased payroll expenses and marketing expenses, offset by decreased outside services and costs associated with the acquisition of VisualSonics.

Other expense

	Three Months Ended September 30,		Percentage of Revenue		Nine Months Ended September 30,		Percentage of Revenue
	2011	2010	2011	2010	2011	2010	2011	2010
Other expense	$3,313	$3,799	(4.4)%	(5.5)%	$8,789	$8,498	(4.0)%	(4.6)%

Total other expense was $3.3 million for the three months ended September 30, 2011, compared to $3.8 million for the three months ended September 30, 2010. The decrease for the three months ended September 30, 2011 compared to the prior year quarter was due to lower losses on foreign exchange hedges. Total other expense was $8.8 million for the nine months ended September 30, 2011, compared to $8.5 million for the nine months ended September 30, 2010. The increase for the nine months September 30, 2011 compared to the prior year was due to higher losses on foreign exchange hedges and interest expense.

Income tax (benefit) provision

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income tax (benefit) provision	$(143)	$347	$452	$1,208
Effective tax rate	(24.8)%	26.9%	41.6%	22.3%

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

The decrease in our consolidated effective tax rate for the three months ended September 30, 2011 as compared to the same period for 2010 resulted from favorable resolution of uncertain tax positions during 2011 as compared to non-deductible transaction costs incurred in 2010 and no benefit recognized related to research and experimentation credits in 2010 as compared to 2011. Additionally in 2011 no tax benefit has been recognized for the losses generated by VisualSonics due to uncertainty regarding future realization. The increase in our consolidated effective tax rate for the nine months ended September 30, 2011 as compared to the same period for 2010 resulted from favorable resolution of uncertain tax positions upon completion of tax audits in certain foreign jurisdictions during 2010 as compared to 2011 and in 2011 no tax benefit has been recognized for the losses generated by VisualSonics due to uncertainty regarding future realization.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $75.5 million as of September 30, 2011, compared to $78.7 million as of December 31, 2010. Cash and cash equivalents were primarily invested in money market accounts.

Cash Flows

	Nine Months Ended September 30,
	2011	2010
Net cash (used in) provided by:
Operating activities	$(4,142)	$17,527
Investing activities	(3,276)	4,105
Financing activities	4,826	(131,354)
Effect of exchange rate changes on cash and cash equivalents	(627)	(1,594)

Net change in cash and cash equivalents	$(3,219)	$(111,316)

Operating activities used cash of $4.1 million for the nine months ended September 30, 2011, compared to providing cash of $17.5 million for the nine months ended September 30, 2010. The decrease in cash flows from operating activities for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily driven by a decrease in earnings and accrued expenses along with the increase in inventory in support of market expansion and new products offerings.

Investing activities used cash of $3.3 million for the nine months ended September 30, 2011, compared to cash provided of $4.1 million for the nine months ended September 30, 2010. The decrease in cash flows used from investing activities for the nine months ended September 30, 2011 compared to September 30, 2010 was due to the $61.4 million acquisition of VisualSonics, our $8.0 million investment in Carticept, offset by net cash provided by maturities of investment securities.

Financing activities provided cash of $4.8 million for the nine months ended September 30, 2011, compared to cash used of $131.4 million for the nine months ended September 30, 2010. The increase in cash flows from financing activities for the nine months ended September 30, 2011, compared to September 30, 2010, resulted primarily from increased stock exercises for the nine months ended September 30, 2011, offset by the repayment of $8.9 million of long term debt and $126.1 million of stock repurchases during the nine months ended September, 30 2010.

We currently believe that our existing cash balances and anticipated future cash flows from operations will be sufficient to meet our ongoing operating capital expenditure requirements for the foreseeable future.

Risk Factors

A complete listing of our risk factors is contained in the Item 1A. “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010. There were no significant changes in those risk factors during the ninie months ended September 30, 2011.

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

As of September 30, 2011, our cash and cash equivalents consisted of $66.4 million of interest-bearing money market accounts. We believe that the impact on the fair market value of our securities and related earnings for 2011 from a hypothetical 10% increase or decrease in market interest rates would not have a material impact on cash and cash equivalents.

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

A sensitivity analysis of a change in the fair value of these contracts, totaling $53.1 million in notional amount, indicates that if the USD weakened by 10% against the applicable foreign currency, the fair value of these contracts would decrease by approximately $5.3 million. Conversely, if the USD strengthened by 10% against the applicable foreign currency, the fair value of these contracts would increase by approximately $5.3 million. The offsetting gains and losses resulting from the changes in the intercompany balances as described above are not reflected in the sensitivity analysis above.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of September 30, 2011, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act), and they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

We continue to review, revise and improve the effectiveness of our internal controls. There have been no changes in our internal controls over financial reporting during the third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

We currently do not have any material outstanding claims that we have initiated or that have been initiated against us.

Item 6.	Exhibits

Exhibit No.	Description

4.1 (A)	First Amendment to Amended and Restated Rights Agreement (originally dated November 28, 2007) between SonoSite, Inc. and Computershare Trust Company, N.A. as Rights Agent, dated September 6, 2011. (exhibit 4.1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002)

101	The following financial information from Sonosite, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 is formatted in XBRL: (i) the Unaudited Consolidated Condensed Statements of Income, (ii) the Unaudited Consolidated Condensed Balance Sheets, (iii) the Unaudited Consolidated Condensed Statements of Cash Flows, and (iv) the Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text

(A)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on September 8, 2011.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOSITE, INC. (Registrant)

Dated: November 3, 2011	By:	/s/ MARCUS Y. SMITH
Marcus Y. Smith
Senior Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)