Form 10-K
period 2011-12-31
SONOSITE INC
filed 2012-03-15
CIK 1055355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sale price of the registrant’s Common Stock on June 30, 2011 as reported on the NASDAQ Global Select Market, was $487,884,958.

As of March 6, 2012, there were 14,117,149 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SONOSITE, INC.

ANNUAL REPORT ON FORM 10-K

Trademarks

SonoSite, the stylized SonoSite logo, LumenVu, TITAN, Edge, MicroMaxx, M-Turbo, NanoMaxx and other marks, are all registered trademarks of SonoSite, Inc. in the United States and/or other jurisdictions.S Series, S-FAST, S-Nerve, S-ICU, S-Cath, S-MSK, S-GYN, S-Women’s Health, Microscan,Education Key and other marks are trademarks of SonoSite, Inc. in the U.S. and/or other jurisdictions. CardioDynamics, BioZ Advasense, BioZ Dx, and BioZ are registered trademarks of CardioDynamics International Corporation. VisualSonics and Vevo are registered trademarks of VisualSonics Inc. All other brand names, trademarks or service marks referred to in this report are the property of their owners.

PART I

Our disclosure and analysis in this report and in our 2011 Annual Report to shareholders, of which this report is a part, contain forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

•	information regarding the expected closing of our acquisition by FUJIFILM Holdings Corporation;

•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

•	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and available bank borrowings to meet these requirements;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

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

Business—Recent Developments—Acquisition by FUJI

On December 15, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FUJIFILM Holdings Corporation, a Japanese corporation, or FUJI, and Salmon Acquisition Corporation, a Delaware corporation and an indirect wholly owned subsidiary of FUJI, or the Purchaser, which provides for the acquisition of our company by FUJI in two steps. The first step was a cash tender offer by Purchaser to acquire all of the outstanding shares of our common stock at a price of $54.00 per share, net to the seller in cash without interest thereon, subject to any applicable withholding and transfer taxes. The tender offer was completed on February 15, 2012. Pursuant to the tender offer, Purchaser acquired a total of 12,697,279 shares of our common stock, which constitute approximately 89.94% of our issued and outstanding shares of common stock. As a result, the Company is a “controlled company” as such term is defined in Nasdaq Listing Rule 5615(c)(1). The second step is, following the consummation of the tender offer and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Purchaser will merge with and into the Company, with the Company as the surviving corporation in the merger (the “Merger”). In the Merger, each outstanding share of our common stock (other than those shares held by Purchaser or FUJI or any wholly owned subsidiary of FUJI and any shareholders who are entitled to and have properly exercised dissenters’ rights under Washington law with respect to such shares of our common stock) will be converted into the right to receive $54.00 in cash, without interest thereon, subject to any applicable withholding and transfer taxes, all as more fully set forth and described in the Information Statement mailed to our shareholders on or about March 7, 2012.

On March 29, 2012 a special meeting of our shareholders will be held for the purpose of approving the Merger Agreement and the related Plan of Merger for the Merger. As a result of the consummation of the tender offer, FUJI beneficially owns and has the right to vote a sufficient number of outstanding shares of our common stock such that approval of the Merger Agreement and the Plan of Merger at the special meeting is assured without the affirmative vote of any other shareholder. We expect to complete the Merger shortly after the special meeting, as a result of which SonoSite will cease to be a standalone business and will continue as a wholly owned subsidiary of FUJI from and after the effective time of the Merger.

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

We design our products for applications where ultrasound has not typically been used such as emergency medicine, surgery, critical care, internal medicine, musculoskeletal, and vascular access procedures as well as for imaging in traditional applications, such as radiology, cardiology, vascular medicine and obstetrics and gynecology (“OB/Gyn”). In addition, the U.S. military has successfully deployed our systems in traditional hospital settings, field hospitals and forward surgical teams in war zones and areas of conflict. We began shipping our first products in September 1999 and today have an installed base of approximately 70,500 systems worldwide.

Our fourth generation technology platform is the basis of three product lines, the NanoMaxx™ ultrasound tool, which we introduced in July 2009, the M-Turbo® system and the S Series™ ultrasound tools, which we introduced in October 2007 and The Edge™, which was introduced in November 2011. These products together with the MicroMaxx® system, our third generation of hand-carried technology and introduced in 2005, offer a broad-based product portfolio for hospital and physician office markets. Based on our proprietary Application Specific Integrated Circuit (“ASIC”) technology for high-resolution ultrasound imaging, these systems offer image resolution comparable to costly, conventional cart-based ultrasound systems weighing over 200 pounds. A five-year warranty covering the system and SonoSite-manufactured transducers comes standard with these products. In 2009, we introduced a major upgrade for the S Series product line which increased performance and expanded clinical capabilities. Additionally we introduced a specialized configuration of the S Series product for the women’s health market. In addition, in 2011 we introduced the Edgeproducts, featuring new imaging algorithms that enable clinicians to clearly visualize images while reaching deeper levels of penetration.

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

Ultra High-resolution Imaging

The ultra high-resolution imaging technology that we acquired in 2010 is designed specifically for in vivo imaging of small animals conducted during life sciences research and the pre-clinical stage of the drug development process. The drug development process is broadly divided into three stages: drug discovery, pre-clinical studies and clinical studies. Before a particular drug can be tested on humans, its safety and efficacy must be assessed in the pre-clinical drug development stage. The physics of ultrasound involve trade-offs between image resolution and depth of penetration. Conventional ultrasound systems used in human (or clinical) applications operate in the three to fifteen MHz frequency range, provide spatial resolution down to 300 microns (or 0.3 millimeters), and penetrate to a depth of 80 millimeters. These specifications are sufficient, for example, to image a human fetus. Conversely, when imaging a small animal such as a mouse, much higher resolution is necessary to provide useful images while depth of penetration is not required. Our ultra high-frequency system has a spatial resolution down to 30 microns or 3 centimeters. In March 2011, we launched the Vevo® LAZR Photoacoustics Imaging system (“LAZR”) for the advancement of cancer research in the pre-clinical imaging market. This technology combines the sensitivity of optical imaging with the resolution and depth penetration of high-frequency ultrasound, enabling researchers to study cancer in its earliest stages of progression and detect and evaluate tumor growth.

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

Our Products

Our current ultrasound product portfolio consists of the Edge system, the NanoMaxx ultrasound tool, the M-Turbo system, the S Series ultrasound tools, the MicroMaxx system, and the TITAN system. SonoSite ultrasound systems offer a digital beamformer, broadband imaging, an integrated color display, a control panel, an alphanumeric keyboard and multiple caliper measurement tools. Each of the systems provides 2/D velocity color doppler, color power doppler, M-mode, pulse wave and continuous wave doppler imaging. These systems can be used with certain transducers that are capable of providing Tissue Harmonic Imaging, which uses high-frequency imaging to optimize gray scale differentiation and optimize overall image quality. These systems support basic ECG (electrocardiogram) synchronization to image gathering, essential for understanding cardiac cycle and anatomical variations. Image storage, image documentation to video printer or video recorder and direct personal computer connectivity are available on all SonoSite platforms. These systems are capable of operating on battery power when needed and are designed for the rigors of mobile use. We make and sell a broad array of transducers to use with our systems to address a full range of clinical applications.

In addition to the above, the Edge, the M-Turbo, MicroMaxx and TITAN systems support dual screen imaging for comparative imaging. These systems can be used for stationary applications in a Mobile Docking Station (“MDS”), which supports connectivity to hospital information systems, multiple transducer connections and on-board documentation devices. The systems can be easily removed from the docking station to be hand-carried to the point-of-care. Unlike recently introduced convertible ultrasound products, the MDS does not contain any system electronics. SonoSite systems are fully functional in all portable exam environments, whether or not connected to a docking station.

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

The following is a summary of our product platforms:

Edge Ultrasound System. The Edgeproducts, commenced shipping in November 2011, features new imaging algorithms, enabling clinicians to clearly visualize images, while reaching deeper levels of penetration. The Edge system also boasts a high luminance LED, high resolution 12 inch display, which is the company’s largest monitor to date– making it easier for clinicians to see the image from across the bed during procedures. The Edge introduces a new level of clean-ability with its sealed silicone keypad. Designed to help meet the new standards of patient care, the Edge system is a perfect diagnostic ultrasound tool for clinical assessment and procedural guidance at the hospital bedside and in the physician’s office.

The Edge system, at 7.5 pounds and a complement of 14 transducers, can be configured for the full range of clinical and procedural guidance applications at the point-of-care including abdominal, nerve, vascular, cardiac, venous access, small part and superficial imaging.

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

Sales and Marketing

We currently sell our products through sales channels comprised of a direct sales force, independent third-party distributors, and strategic alliances. As of December 31, 2011, we employed over 247 direct sales representatives in the U.S. and in our wholly-owned subsidiaries located in Australia, Canada, China, France, Germany, India, Italy, Japan, Spain, and the United Kingdom. In addition to our direct sales, we sell products in over 100 countries through a network of independent third-party distributors. In addition, we employ regional sales managers responsible for Africa, Asia, Europe, Middle East, and Latin America.

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

We derived 52% of our revenue from domestic sales in 2011 compared to 49% in 2010 and 46% in 2009. We attribute revenue to a foreign country based on the location to which we ship our products. Products sold to the U.S. government but deployed in a foreign country are attributed to domestic revenue. Our quarterly revenue is affected by seasonality from year to year with the fourth quarter having the highest revenue, and first quarter being typically the lowest. Quarterly revenue patterns may be affected somewhat by large government orders or shipment of new product inventory to distributors. We currently have one reporting segment. For information regarding revenues and long-lived assets by geography, refer to Note 14 of our consolidated financial statements.

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

We are committed to developing and protecting our intellectual property and, where appropriate, filing patent applications to protect our technology. We hold 86 U.S. patents relating to various aspects of our products, including digital beamformers, beamforming capabilities, transducers, digital conversion circuitry, transceiver circuitry, circuit integration, designs and various product configurations. We hold 75 foreign patents relating to our products, and we currently have 56 patent applications pending in the U.S. and 73 registrations pending abroad. In addition, SonoSite has licensed 4 U.S. patents, 13 foreign patents, 3 U.S. patent applications and 6 registrations pending abroad. Our patents will expire at various times ranging from 3.5 to 16 years. Our patent duration is dependent upon the issuing jurisdiction.

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

Research and Development and Technology

We currently employ approximately 170 people in research and development. In 2011, 2010 and 2009, expenses attributable to research and development for our business totaled $41.1 million, $32.5 million and $29.0 million. We believe our products represent the most advanced and innovative technology in high-performance, HCU systems. We believe our technology gives us a competitive advantage, and we are committed to maintaining this advantage by continuing to enhance our existing products and develop new ones.

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

Service and Warranty

Our warranty period is five years for the NanoMaxx, Edge, M-Turbo, S Series, MicroMaxx, and BioZ systems. Our warranty period for our other products and remanufactured systems is between one and two years. The warranty is included with the original purchase. In addition to our standard warranty, we offer extended warranty agreements for maintenance beyond the standard warranty period or for coverage above what is provided under the standard warranty. We repair equipment that is out of warranty on a time and materials basis. The warranty liability is summarized as follows (in thousands):

	Beginning of year	Charged to cost of revenue	Applied to liability	Liability Acquired	End of year
Year ended December 31, 2011	$10,427	$5,716	$(4,690)	$—	$11,453
Year ended December 31, 2010	$8,432	$5,744	$(3,879)	$130	$10,427
Year ended December 31, 2009	$7,094	$3,720	$(2,683)	$301	$8,432

Employees

As of December 31, 2011, we had approximately 858 employees, of which approximately 20% were engaged in product research and development, 22% in manufacturing, 44% in sales and marketing activities and the remaining 14% in administrative capacities, including executive, finance, legal, human resources, regulatory and information services and technology. Of these, approximately 622 are U.S. employees. There has never been a work stoppage and no employees are covered by collective bargaining agreements. We believe our employee relations are good.

Available Information

We make available, free of charge on our website, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or Exchange Act, as soon as reasonably practicable after filing or furnishing the information to the Securities and Exchange Commission. The Internet address for the information is http://www.sonosite.com and then click on “About Us ” then “Governance.” Our Code of Conduct, which is our written Code of Ethics under Section 406 of the Sarbanes-Oxley Act of 2002, is also available on our website.

ITEM 1A.	RISK FACTORS.

Our operations and cash flows are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, and the trading price of our common stock. As discussed above, we have entered into the Merger Agreement pursuant to which we are to be acquired by FUJI. We expect the Merger to occur shortly following our special meeting of shareholders on March 29, 2012, after which SonoSite will cease to be a standalone business and will continue as a wholly owned subsidiary of FUJI. Accordingly, the risk factors below, excepting the first two risk factors, should be read with the understanding that such risk factors would affect a holder of our common stock only in the event that the Merger is not consummated and we remain a standalone, publicly traded company.

Risks Related to our Pending Acquisition by FUJI

Consummation of the tender offer may adversely affect the liquidity of the shares of our common stock not tendered in the offer.

On December 15, 2011, we announced that we had entered into the Merger Agreement with FUJI pursuant to which FUJI, through Purchaser, would commence a tender offer of $54.00 per share to acquire all of the outstanding shares of our common stock. The tender offer commenced on January 17, 2012 and was completed on February 15, 2012. Pursuant to the tender offer, Purchaser acquired a total of 12,697,279 shares of our common stock, which constitute approximately 89.94% of our issued and outstanding shares of common stock. As a result of the tender offer, the number of our shareholders and the number of shares of our common stock publicly held were greatly reduced and we may no longer be able to satisfy the continued listing requirements of the NASDAQ Global Select Market, which could adversely affect the liquidity and market value of such shares of our common stock held by the public.

Because the Merger has not yet closed, we cannot be sure that the transactions contemplated by the Merger Agreement will be consummated, which could have a negative effect on our financial performance and stock price.

The obligation of FUJI to consummate the Merger is subject to certain conditions, including the absence of any legal prohibition prohibiting the consummation of the Merger. If the conditions set forth in the Merger Agreement are not met or waived, the acquisition of us by FUJI may not occur. These conditions are described in more detail in the Merger Agreement which we filed, as an exhibit to the Current Report on Form 8-K, with the SEC on December 15, 2011. We cannot ensure that each of the conditions set forth in the Merger Agreement will be satisfied or that the Merger will occur when or as expected.

Our announcement of having entered into the Merger Agreement and of having consummated the tender offer by Purchaser could cause a material disruption to our business. For example, to the extent that our announcement of the acquisition creates uncertainty among customers or resellers such that they cancel orders or terminate their respective agreements with us, our results of operations could be negatively affected. Decreased revenue could have a variety of adverse effects, including negative consequences to our relationships with customers, resellers and others.

Risks in the Event the Merger is not Consummated

We may be unable to expand the market for our products to new applications and new users, which could limit our ability to grow our business.

We seek to sell our products to current users of ultrasound and ICG equipment, physicians, and other healthcare providers who do not currently use ultrasound or ICG equipment. Our market focus, and we believe our greatest growth opportunities, will come from new point-of-care clinical applications and products and new users of ultrasound or ICG technology. Any new users of ultrasound not only will require training and education to properly administer ultrasound examinations but also must develop an appreciation of the treatment value of our products so that our products will become successfully integrated into their day-to-day practices. Although we have spent, and will continue to spend, considerable marketing resources educating potential customers about the value of HCU products in their medical practices, our efforts may be unsuccessful. If these potential customers are unable or unwilling to be trained due to cost, time constraints, unavailability of courses or other reasons, or if they consider our products nonessential to their medical practices, our ability to expand the market for our products and to increase our revenues could be limited.

Our efforts to integrate the business and technology of any past and future acquisition may result in significant costs or create significant disruptions that outweigh the benefits of any such acquisition.

On June 30, 2010, we acquired all of the outstanding stock of VisualSonics, Inc. (“VisualSonics”), a leader in the development, manufacturing, and marketing of ultra high-resolution, ultrasound-based imaging technology (“micro-ultrasound”) designed to enable discovery research, medical diagnosis and imaging small physiological structures in humans and animals. VisualSonics’ micro-ultrasound product platform currently serves the pre-clinical research market. As of December 31, 2011, VisualSonics was successfully assimilated into our operations.

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

Any acquisition we do in the future or have done in the past may be costly to integrate and we may experience:

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

In October 2009, we resolved all pending patent litigation with GE Healthcare. Under the terms of the settlement, GE Healthcare made an up-front royalty payment to SonoSite of $21 million and will pay an ongoing royalty on U.S. sales and production of hand-carried ultrasound systems in exchange for a non-exclusive perpetual, nontransferable worldwide license to the ‘412 patent. We may face increasing competition from GE Healthcare as a result of this settlement and the license granted to GE Healthcare under it.

We may be negatively impacted by guidelines, recommendations and studies published by various organizations that can reduce the use of our products.

Professional societies, practice management groups, private health/science foundations, and organizations involved in healthcare issues may publish guidelines, recommendations or studies to the healthcare and patient communities from time to time. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, cost-effectiveness and use of related therapies. Organizations like these have in the past made recommendations about our products and those of our competitors. If any of these organizations do make an adverse recommendation, then we may be unable to generate sufficient revenue to maintain our business.

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

We may face significant challenges if global economic conditions remain unstable or worsen, including reduced demand for our products and services, increased order cancellations, longer sales cycles and slower adoption of new technologies; increased difficulty in collecting accounts receivable and increased risk of excess and obsolete inventories; increased price competition in our served markets; increased prices in components as a result of higher commodities prices; supply chain interruptions, which could disrupt our ability to produce our products; and increased risk of impairment of investments, goodwill and intangible and long-lived assets.

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

Trends toward managed care, healthcare cost containment, and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on lowering the cost of medical services, which could adversely affect the demand for or the prices of our products. For example:

•

major third-party payers of hospital and non-hospital based healthcare services, including Medicare, Medicaid and private healthcare insurers, could revise their payment methodologies and impose stricter standards for reimbursement of imaging procedures charges and/or a lower or more bundled reimbursement;

•

the Patient Protection and Affordable Health Care Act Public Law 111-148), as amended by the Health Care and Education Reconciliation Act of 2010 Public Law 111-152), includes an excise tax on medical device manufacturers designed to raise $20 billion over ten years. Unless this tax is repealed, beginning in January of 2013 medical device manufacturers will be required to pay 2.3% of U.S. revenue from the sale of medical devices to meet their obligation.;

•

there has been a consolidation among healthcare facilities and purchasers of medical devices in the United States and foreign countries who prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;

•	there is economic pressure to contain healthcare costs in markets throughout the world; and

•	there are proposed and existing laws and regulations in domestic and international markets regulating pricing and profitability of companies in the healthcare industry.

These trends could lead to pressure to reduce prices for our products and could cause a decrease in the demand for our products in any given market that could adversely affect our revenue and profitability, which could harm our business.

Failure to develop and innovate new products and product features could adversely affect our business and negatively impact future revenues.

Because substantially all of our revenue comes from the sales of our existing HCU systems and related products, in order to remain competitive, our future financial success will depend in large part upon our ability to successfully invent, deliver and market new and innovative products and product features. In 2011, 2010 and 2009, we released several new products, including the Edge ultrasound system and the NanoMaxx ultrasound tool,which are customized for different clinical applications. The development of new, technologically advanced products and product features is a complex and uncertain process requiring great innovation and the ability to anticipate technological and market trends and needs. We may be unable to achieve or maintain market acceptance of any new products we develop, and we may be required to expend more costs than anticipated to successfully develop and introduce these products. Without successful product innovation and market introduction of new product offerings and feature improvements, our products will become technologically obsolete and we will be unable to compete effectively in the ultrasound market. Additionally, we may be unable to create or introduce new products or features in the CVDM or ultra high-frequency market or any new markets that we may enter. Even with successful innovation and development, we cannot assure you that revenues will continue to remain at or above current levels or that we will continue to be financially profitable.

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

We may experience delays in our innovation cycle and in the scheduled introduction of future new products. Any such delays could adversely affect our ability to compete effectively in the markets that we serve and could adversely affect our operating results.

We could experience production delays, cost increases, and lost sales if our suppliers fail to supply components on a timely basis or if we are required to switch suppliers.

We depend on suppliers, including some single-source suppliers, to provide highly specialized parts, such as custom-designed integrated circuits, cable assemblies and transducer components. We also depend on single-source suppliers to provide other components, such as image displays, batteries, capacitors and cables. We do not maintain significant inventories of certain components, and may experience an interruption of supply if a supplier is unable or unwilling to meet our time, quantity and quality requirements. There are relatively few alternative sources of supply for some of these components. An increase in demand for some parts by other companies could interrupt our supply of components. We have in the past experienced supply problems in timeliness and quality, but to date these problems have not resulted in lost sales or lower demand. Nevertheless, if we experience an interruption of supply or are required to switch suppliers, the manufacture and delivery of our products could be interrupted, our manufacturing costs could substantially increase and product sales could be substantially reduced.

In addition, our circuit boards are produced in Malaysia by one of the world’s largest electronic manufacturing services suppliers. Our agreement does not provide for any guaranteed minimum number of circuit boards to be either manufactured or purchased. We provide the manufacturer with our forecasted demand for circuit boards, which forms the basis of our production plan. These circuit boards are highly customized, and securing a different source of supply for this critical component of our product would be particularly difficult. If we experience delays in the receipt or deterioration in product yields of these critical components, we may experience delays in manufacturing resulting in lost sales or an increase in costs, which could cause deterioration in our gross margin.

If we experience problems in our relationships with our distributors, our ability to sell our products could be limited.

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

We depend on group purchasing organizations and U.S. governmental agencies for significant revenues. These groups represent 61.1% of our U.S. revenues. The multi-year agreements with these entities are complex, and include contractual pricing limitations, and required fees. These agreements provide access to customers and contain provisions related to pricing, usage, cost-effectiveness, and use of competitor products. This enhanced purchasing power may also lead to pressure on pricing and increased use of preferred vendors. In addition, our status as a U.S. government contractor requires us to comply with numerous laws and regulations. If we do not manage these relationship effectively, renew on satisfactory terms or fulfill the contractual and legal requirements with the group purchasing organizations and U.S. governmental agencies, our ability to sell to them could be restricted or terminated and our results could be adversely affected. During 2010, we determined that we were not meeting the requirements of certain contractual pricing agreements. A non-recurring charge to revenue of $1.1 million was recorded for the estimated liability.

We derive a significant portion of our revenue from foreign sales and are subject to the risks of doing business in other countries.

We have eleven wholly owned operating subsidiaries located in the following countries: Australia, Canada, France, Germany, India, Italy, Japan, Spain and the United Kingdom. The percentage of our total revenue originating outside the United States equaled 48%, 51% and 54% for the years ended December 31, 2011, 2010 and 2009, respectively. Successful maintenance of these international operations requires us to:

•	maintain an efficient and self-reliant local infrastructure;

•	continue to attract, hire, train, manage and retain qualified local sales and administrative personnel;

•	continue to identify new non-U.S. distributors and maintain our relationships with our existing distributors;

•	comply with diverse and potentially burdensome local regulatory requirements and export laws, including license requirements, trade restrictions and tariff increases; and

•	maintain complex information, financial, distribution and control systems.

The international sale and shipment of our products subject us to extensive United States and foreign governmental trade regulations. Failure to comply with any legal and regulatory obligations could impact us in numerous ways including, but not limited to, denial of export privileges, criminal, civil, and administrative penalties; fines; seizure of shipments; and restrictions on certain business activities.

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

Despite our expenditures and efforts internationally to mitigate the challenges above, we may not continue to generate a proportional substantial increase in international revenue, and such a deficiency would negatively impact our operating results.

Fluctuations in foreign currency exchange rates could result in declines in our reported revenue and earnings.

Total sales denominated in a currency other than the U.S. Dollar (“USD”) were US$100.0 million or 32.6% of our total consolidated revenue and total expenses denominated in a currency other than USD were US$64.6 million or 31.9% of our total consolidated operating expenses for the year ended December 31, 2011. As a result, our results of operations could be adversely affected by certain movements in exchange rates. Although we take steps to hedge a portion of our net foreign currency exposures, there is no assurance that our hedging strategy will be successful or that the hedging markets will have sufficient liquidity or depth for us to implement our strategy in a cost-effective manner. We seek to manage the counterparty risk associated with engaging in foreign currency contracts by limiting transactions to counterparties with which we have established banking relationships. In addition, as of December 31, 2011, 71.0% of our accounts receivable balance was from international customers, of which 38.5%, or US$32.0 million, was denominated in a currency other than USD. Although we regularly review our receivable positions in foreign countries for any indication that collection may be at risk, our revenue from international sales may be adversely affected by longer receivables collection periods and greater difficulty in receivables collection.

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

Failure to comply with applicable regulatory requirements can result in enforcement action, including product recall orders, the issuance of fines, injunctions, civil and criminal penalties, detaining or banning our products, and operating restrictions. Our third-party medical device manufacturers may also be subject to the same sanctions if they fail to comply with applicable laws and regulations and, as a result, may fail to supply us with components required to manufacture our products.

Failure to sustain profitability, grow, or manage our growth could impair our ability to achieve our business objectives.

For the year ended December 31, 2011, our revenue increased to $306.0 million from $275.4 million for the year ended December 31, 2010. We intend to continue to grow our business; however, we may be unable to sustain or increase our revenue or profitability on a quarterly or annual basis. We may incur losses if we cannot increase or sustain our revenue. Additionally, operating expenses would increase if we continue to pursue acquisitions of companies or technologies to further our growth.

Future growth could strain our existing management and operational and financial resources and, if we are unable to manage this growth successfully and retain or attract qualified personnel, our business and financial performance could be adversely affected. In order to manage our growth effectively, we will need to improve the productivity and efficiency of our existing sales, manufacturing, operational, administrative, and international support staff and our management and information systems. We may be unable to hire and retain the personnel necessary to operate and expand our business. We also may be unable to increase the productivity and efficiency of our existing resources, which would impair our financial results.

We may be unable to predict our sales or plan manufacturing requirements with accuracy, which may adversely affect our operating results.

Our customers typically order products on a purchase order basis. In some circumstances, customer orders may be cancelled, changed or delayed on short notice. Lack of significant order backlog makes it difficult for us to forecast future sales with certainty and could result in over- or under- production, which could lead to higher expense, lower than anticipated revenue, and reduced gross margin. Varying quarterly demands from our customers, particularly as we introduce new products, also make it difficult to accurately forecast component and product requirements, exposing us to the following risks:

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

The final assembly and testing of our products is done at both our Bothell, Washington factory and our VisualSonics factory in Toronto, Ontario, Canada, where we integrate different components manufactured by various suppliers. If we encounter supplier, regulatory, engineering or technical difficulties in manufacturing on account of events at our factory or our suppliers’ factories, we may incur delays in delivery of these products to customers, which could adversely affect our revenues.

Our reliance on a single corporate headquarters and limited manufacturing facilities may expose us to greater risk from natural disasters or other unforeseen catastrophic events.

Our corporate headquarters and manufacturing facilities for clinical products are located in two buildings in Bothell, Washington, in close proximity to each other. The manufacturing facilities for VisualSonics are in a single building in Toronto, Canada. Despite precautions taken by us, a natural disaster such as an earthquake or other unanticipated catastrophic events at our Bothell location could significantly impair our ability to manufacture our products and operate our business. Our facilities information data center and certain manufacturing equipment would be difficult to replace and could require substantial replacement lead-time. Such catastrophic events may also destroy any inventory of product or components and information systems. While we carry insurance for natural disasters and business interruption at both our Bothell and Toronto facilities, the occurrence of such an event could result in losses that exceed the amount of our insurance coverage, which would impair our financial results.

Existing or potential intellectual property claims and litigation either initiated by or against us may divert our resources and subject us to significant liability for damages, substantial litigation expense and the loss of our proprietary rights.

In order to protect or enforce our patent rights, we may initiate patent litigation.

Others may initiate patent litigation against us. For example, in 2007 and again in 2008, GE Healthcare initiated patent litigation against us, alleging that we infringed several of their patents and attempting to invalidate one of our key patents. In 2009, we settled all pending patent litigation worldwide with GE Healthcare. If we fail to successfully defend claims against us, we may be required to pay monetary damages (including treble damages), and, unless we are able to redesign our products to avoid infringing the asserted patents or to license proprietary rights from them, we may be prevented from continuing to market and sell certain of our products, sales of which could represent a substantial portion of our total revenue. If this outcome were to occur, we may be unable to redesign our products in a timely and cost effective manner, and licensing proprietary rights may not be possible on commercially reasonable terms, if at all. Even if we are successful in defending these actions and in proving infringement, we would incur substantial costs that could adversely affect our financial condition and the actions will be distracting to management.

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

Involvement in intellectual property claims and litigation, including those described above, could have significant adverse consequences, including:

•	diversion of management, scientific and financial resources;

•	exposure to significant adverse judgments and financial liabilities;

•	substantial litigation costs;

•	product shipment delays and lost sales;

•	inability to design around third party patents;

•	modification of our products; and

•	discontinuation of product sales.

We may not be able to protect our intellectual property rights.

Much of our value arises out of our proprietary technology and intellectual property for the design, manufacture and use of point-of-care ultrasound imaging systems, including development of point-of-care high-frequency micro ultrasound technology and pre-clinical high-frequency micro ultrasound systems. We rely on patent, copyright, trade secret and trademark laws to protect our proprietary technology and limit the ability of others to compete with us using the same or similar technology. Third parties may infringe or misappropriate our intellectual property, which could harm our business.

We currently hold 161 U.S and foreign patents relating to our technology. We also license a number of patents from academic institutions, other commercial entities and licensing organizations, including key patents relating to our high-frequency micro ultrasound technology and our LumenVu technology. A number of other patents are pending in the United States and in foreign jurisdictions. Although we enter into confidentiality agreements with our employees, consultants and strategic partners, and generally control access to and distribution of our proprietary information, the steps we have taken to protect our intellectual property may not prevent misappropriation. In addition, we do not know whether we will be able to defend our proprietary rights since the validity, enforceability and scope of protection of proprietary rights is still evolving.

Policing unauthorized use of our intellectual property is difficult, costly and time-intensive. We may fail to stop or prevent misappropriation of our technology, particularly in countries where the laws may not protect our proprietary rights to the same extent as do the laws of the United States. If we cannot prevent other companies from using our proprietary technology or if our patents are found invalid or otherwise unenforceable, we may be unable to compete effectively against other manufacturers of ultrasound systems, which could decrease our market share. In addition, the breach of a patent licensing agreement by us may result in termination of a patent license.

We may incur greater than expected warranty expense.

We expect our warranty liability and expense to continue to increase significantly due to the five-year warranty offered with the Edge,NanoMaxx, S Series, M-Turbo, MicroMaxx and BioZ systems. Should actual failure rates and repair or replacement costs differ from our estimates, additional warranty expense may be incurred and our financial results may be materially affected.

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

In addition, our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We must successfully manage transition and replacement issues that may result from the departure or retirement of members of our senior management. Transitions of management personnel may cause disruption to our operations or customer relationships or a decline in our financial results.

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

Our investment securities may be adversely impacted by economic factors beyond our control, and we may incur impairment charges to our investment portfolio.

Our cash and cash equivalents made up over 23.7% of our total assets as of December 31, 2011. Although our holdings are liquid, economic factors could impact the liquidity of our portfolio and result in impairments to our investment portfolio, which could negatively affect our financial condition, cash flow and reported earnings.

Product liability and other claims initiated against us and product field actions could increase our costs, delay or reduce our sales and damage our reputation, adversely affecting our financial condition.

Our business exposes us to the risk of product liability, malpractice or warranty claims inherent in the sale and support of medical device products, including those based on claims that the use or failure of one of our products resulted in a misdiagnosis or harm to a patient. Such claims may cause financial loss, damage our reputation by raising questions about our products’ safety and efficacy, and interfere with our efforts to market our products. Although to date we have not been involved in any medical malpractice or product liability litigation, we may incur significant liability if such litigation were to occur. We may also face adverse publicity resulting from product field actions or regulatory proceedings brought against us. Although we currently maintain liability insurance in amounts we believe are commercially reasonable, any product liability we incur may exceed our insurance coverage. Liability insurance is expensive and may cease to be available on acceptable terms, if at all. A product liability or other claim or product field action not covered by our insurance or exceeding our coverage could significantly impair our financial condition. In addition, a product field action or a liability claim against us could significantly harm our reputation and make it more difficult to obtain the funding and commercial relationships necessary to maintain our business.

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

Our principal offices are located in Bothell, Washington, where we lease two buildings totaling approximately 125,000 square feet. These facilities include approximately 78,000 square feet of office space and 47,000 square feet of manufacturing and warehouse space. The leases run through 2014. Additionally, we have property in Ilmenau, Germany that includes 7,173 square feet of office space and smaller office facilities at foreign locations in which we have operations. In 2010, through our acquisition of VisualSonics, we acquired additional office space located in Toronto, Canada. The leased building is 22,200 square feet, comprised of 16,507 square feet of office space and 5,693 square feet of manufacturing and warehouse space. This lease is scheduled to terminate in 2014.

ITEM 3.	LEGAL PROCEEDINGS

On December 21, 2011, a purported class action lawsuit was filed in the Superior Court of Washington in Snohomish County in connection with the planned acquisition of SonoSite by FUJI. The plaintiff, David Raul as custodian for Pinchus E. Raul Utma NY, purports to bring this suit as a class action on behalf of the public stockholders of SonoSite. The complaint names SonoSite and each of our eight directors then in office as defendants and alleges that the directors breached their fiduciary duties by failing to follow a proper sales procedure and failing to procure a fair price for the shareholders of SonoSite, and that SonoSite aided and abetted the breaches of fiduciary duty by the directors. The complaint does not name FUJI or Purchaser as a defendant.

A second purported class action lawsuit was filed in connection with the planned acquisition of SonoSite by FUJI in the Superior Court of Washington in King County on December 21, 2011. An amended complaint was filed on January 23, 2012. The plaintiff, Rohit Sangal, purports to bring this suit as a class action on behalf of the public stockholders of SonoSite. In addition to SonoSite and each of its eight directors then in office, the complaint also names FUJI and Purchaser as defendants. The complaint alleges that SonoSite’s directors breached their fiduciary duties by failing to follow a proper sales procedure and failing to procure a fair price for the shareholders of SonoSite. The complaint also alleges that the directors breached their fiduciary duties through materially inadequate disclosures and material omissions. In addition, the complaint alleges that each of SonoSite, FUJI and Purchaser aided and abetted the breaches of fiduciary duties by the Board of Directors of SonoSite.

A third purported class action lawsuit was filed in connection with the planned acquisition of SonoSite by FUJI in the Superior Court of Washington in King County on February 2, 2012. The plaintiffs, Raymond Montminy, Sr. and Brian Snow, purport to bring this suit as a class action on behalf of the public stockholders of SonoSite. The complaint alleges that SonoSite’s directors breached their fiduciary duties by failing to follow a proper sales procedure and failing to procure a fair price for the shareholders of SonoSite. The complaint also alleges that the directors breached their fiduciary duties through materially inadequate disclosures and material omissions. In addition, the complaint alleges that SonoSite aided and abetted the breaches of fiduciary duties by the Board of Directors of SonoSite. The complaint names SonoSite and each of its eight directors then in office as defendants, but does not name FUJI or Purchaser as a defendant.

All plaintiffs seek injunctive relief, damages in an unspecified amount, and attorney’s fees and costs.

On January 5, 2012, the Snohomish County court approved the transfer of the Raul action to King County. On February 6, 2012, the parties filed with the King County Superior Court a stipulation and proposed order to consolidate the three lawsuits. Also on February 6, 2012, the King County Superior Court entered an order formally consolidating the three lawsuits under the caption In re SonoSite, Inc. Shareholder Litigation, Case No. 11-2-44110-5 SEA, and appointing lead counsel for the plaintiffs. The plaintiffs filed a consolidated complaint in the consolidated action on February 7, 2012.

         While SonoSite, the individual defendants, FUJI and Purchaser all believe that each of the aforementioned lawsuits is entirely without merit and that they have valid defenses to all claims, in an effort to minimize the cost and expense of any litigation relating to such lawsuits, on February 8, 2012, they entered into a memorandum of understanding (the “MOU”) with the plaintiffs in the three purported class action lawsuits pending in King County Superior Court, pursuant to which the parties agreed to settle the lawsuits. Subject to court approval and further definitive documentation, the MOU resolves the claims brought by the plaintiffs in all of the aforementioned lawsuits against the defendants in relation to the planned acquisition of SonoSite by FUJI and provides a release and settlement by the purported class of SonoSite’s shareholders of all claims against the defendants and their affiliates and agents in connection with the planned acquisition of SonoSite by FUJI. In exchange for such release and settlement, pursuant to the terms of the MOU, the parties agreed, after arm’s-length discussions between and among the parties and their counsel, that SonoSite would provide additional supplemental disclosures to its Schedule 14D-9 as set forth in the Amendment No. 2 to its Schedule 14D-9. In addition, SonoSite also agreed in the MOU to pay $475,000 in fees and expenses to plaintiffs’ lead counsel after the settlement contemplated by the MOU becomes final. The settlement, including the payment by SonoSite of attorney’s fees and expenses to plaintiffs’ lead counsel, is also contingent upon, among other things, the approval of the King County Superior Court. In the event that the settlement contemplated by the MOU is not approved and all other conditions are not satisfied, FUJI and Purchaser will continue to vigorously defend against the second complaint described above and any other actions in which they are named as defendants.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol SONO. The high and low sales prices for our common stock for each quarter are listed below. These prices reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Year	High	Low
2011
Fourth quarter	$54.08	$29.30
Third quarter	$36.97	$25.74
Second quarter	$36.67	$32.02
First quarter	$38.77	$30.90
2010
Fourth quarter	$34.90	$29.45
Third quarter	$34.25	$27.80
Second quarter	$34.00	$25.65
First quarter	$32.71	$23.61

With the director resignations and appointments on February 16, 2012, we are no longer in compliance with (i) the Board composition requirements of Nasdaq Listing Rule 5605(b)(1), (ii) the Compensation Committee composition requirements of Nasdaq Listing Rule 5605(d), and (iii) the Audit Committee composition requirements of Nasdaq Listing Rule 5605(c)(2)(A). On February 17, 2012, we sent a letter to Nasdaq notifying Nasdaq of the foregoing facts. On February 22, 2012, we received a letter from Nasdaq stating that as a result of the director resignations and appointments, we no longer comply with the majority independent board requirement for continued listing (the “Independence Non-Compliance”). In addition, on February 22, 2012, we received a letter from Nasdaq stating that as a result of the departure of Carmen L. Diersen from the Audit Committee of the Board, we no longer comply with Nasdaq’s audit committee requirements as set forth in Nasdaq Listing Rule 5605 (the “Audit Committee Non-Compliance”). With regard to the Independence Non-compliance, Nasdaq has provided us 45 calendar days to submit a plan to regain compliance and if the plan is accepted, Nasdaq may grant an extension of up to 180 calendar days to evidence compliance. With regard to the Audit Committee Non-Compliance, consistent with Nasdaq Listing Rule 5605(c)(4), Nasdaq has provided us a cure period in order to regain compliance as follows: (i) until the earlier of our next annual shareholders’ meeting or February 16, 2013; or (ii) if the next annual shareholders’ meeting is held before August 14, 2012, then we must evidence compliance no later than August 14, 2012. On March 2, 2012, we sent a letter to Nasdaq notifying Nasdaq that (a) we are a “controlled company” as such term is defined in Nasdaq Listing Rule 5615(c)(1) and that (b) due to the “controlled company” status, we are seeking exemption with regard to the majority independent board requirements of Nasdaq Listing Rule 5605(b) and exemption with regard to the Compensation Committee composition requirements of Nasdaq Listing Rule 5605(d). On March 7, 2012, we received a letter from Nasdaq stating that, given our “controlled company status”, we are deemed to be in compliance with NASDAQ Listing Rule 5605(b)(1). We expect that as a result of the consummation of the Merger, our common stock will cease to be traded on the NASDAQ Global Select Market.

Dividends

We have not declared or paid cash dividends on our common stock. We currently intend to retain all earnings, if any, for future growth and, therefore, do not intend to pay cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The equity compensation plan information is presented under Part III, Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

There were no shares repurchased by SonoSite during the fourth quarter of 2011.

Sales of Unregistered Securities

There were no sales of unregistered securities by SonoSite in 2011.

Holders

As of March 6, 2012, there were 1,625 holders of record of our common stock. This figure does not include the number of shareholders whose shares are held of record by a broker or clearing agency, but does include each such brokerage house or clearing agency as a single holder of record.

Performance Graph

The following performance graph compares the performance of SonoSite’s common stock during the five-year period from December 31, 2007 through December 31, 2011 with the performance of the Nasdaq Global Select Market, U.S. Index and the Nasdaq Medical Devices, Instruments and Supplies, Manufacturers Stocks Index. The graph plots the changes in value of an initial $100 investment over the indicated time periods, assuming all dividends are reinvested. Stock prices shown for the common stock are historical and not indicative of future price performances.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statement of Income Data
Revenue	$305,974	$275,362	$227,389	$243,524	$205,068
Cost of revenue	89,316	79,740	69,715	73,715	62,505

Gross margin	216,658	195,622	157,674	169,809	142,563
Operating expenses:
Research and development	41,059	32,550	29,021	28,698	25,872
Sales, general and administrative	161,134	136,156	115,208	118,679	112,240

Total operating expenses	202,193	168,706	144,229	147,377	138,112
Other income:
Interest income	658	669	2,159	9,089	9,662
Interest expense	(9,590)	(9,416)	(9,918)	(16,313)	(8,120)
Other (loss) income	(2,688)	(3,772)	(422)	4,133	1,274

Total other (loss) income	(11,620)	(12,519)	(8,181)	(3,091)	2,816

Income before income taxes	2,845	14,397	5,264	19,341	7,267
Income tax provision	1,745	4,425	1,981	8,119	2,748

Net income	$1,100	$9,972	$3,283	$11,222	$4,519

Net income per share:
Basic	$0.08	$0.69	$0.19	$0.66	$0.27

Diluted	$0.08	$0.66	$0.19	$0.64	$0.26

Shares used in computing net income per share:
Basic	13,835	14,506	17,239	16,892	16,621

Diluted	14,394	15,028	17,698	17,486	17,168

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$82,740	$78,690	$183,065	$209,258	$188,701
Working capital	190,464	168,343	343,092	353,479	384,632
Total assets	349,276	329,055	422,974	426,882	456,707
Long-term debt, net	101,843	97,379	92,905	111,336	165,004
Total shareholders’ equity	169,317	152,890	254,430	251,060	229,462

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of SonoSite, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements.

Our business objective is to lead in the design, development and commercialization of high performance, innovative ultrasound technology and hand-carried ultrasound (“HCU”) systems. We intend to sustain long-term growth of our business through technological innovation, broadening of sales distribution channels, entering into and maintaining strategic relationships, expanding into new clinical and geographic markets, and delivering high-quality products to customers. We are focusing on the development of innovative products with the objective of improving patient care and efficiency through ease of use, high performance imaging, and providing quicker results to physicians and clinicians. We also are investing in research and development in existing and new lines of business and other areas that we believe may contribute to our long-term growth. We are focused on increasing sales force efficiency and effective cost management.

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

Results of Operations

The increase in revenue over the prior year was due to improved execution against our market strategies and a full year of operations for VisualSonics which was acquired on June 30, 2010. We believe our strong and growing product pipeline, alongside our expanding distribution capability, has positioned us well to capitalize on a growing market for point of care ultrasound.

The following financial information sets forth our results of operations and is derived from our consolidated financial statements (in thousands except percentages):

	Year Ended December 31,
	2011		2010		2009
Revenue	$305,974	100.0%	$275,362	100.0%	$227,389	100.0%
Cost of revenue	89,316	29.2	79,740	29.0	69,715	30.7

Gross margin	216,658	70.8	195,622	71.0	157,674	69.3
Operating expenses:
Research and development	41,059	13.4	32,550	11.8	29,021	12.8
Sales, general and administrative	161,134	52.7	136,156	49.4	115,208	50.7

Total operating expenses	202,193	66.1	168,706	61.3	144,229	63.4

Operating income	14,465	4.7	26,916	9.8	13,445	5.9
Total other loss, net	11,620	3.8	12,519	4.5	8,181	3.6

Income before income taxes	2,845	0.9	14,397	5.2	5,264	2.3
Income tax provision	1,745	0.6	4,425	1.6	1,981	0.9

Net income	$1,100	0.3%	$9,972	3.6%	$3,283	1.4%

Revenue

Overall revenue increased in 2011 compared to 2010 due primarily to growth in United States – Clinical revenue and a full year of revenue from VisualSonics. The increase in 2010 compared to 2009 was due primarily to organic growth in all sales channels, and, revenue of $17.6 million from VisualSonics. Changes in exchange rates had a 1.9% favorable impact on revenue in 2011 and had a .05% favorable impact on revenue in 2010. Revenue is as follows (in thousands except percentages):

	Year ended December 31,			Percentage Change
	2011	2010	2009	2011 Versus 2010	2010 Versus 2009
United States - Clinical	$142,655	$128,026	$104,257	11.4%	28%
International - Clinical	129,872	129,710	123,132	0.01%	1%
Pre-Clinical	33,447	17,626	—	90%	—

Total revenue	$305,974	$275,362	$227,389	11%	21%

United States - Clinical

U.S. revenue increased in 2011 compared to 2010 due primarily to an increase in direct and enterprise sales offset by a decrease in revenue from primary care services. The increase in 2010 compared to 2009 was due primarily to an increase in direct sales, enterprise sales and a full year of revenue from CDIC, compared to 5 months in the prior year.

International - Clinical

International revenue increased slightly in 2011 compared to 2010 primarily due to changes in exchange rates which had a 4.3% impact on revenue offset by decreased revenue from most of Europe. The increase in 2010 compared to 2009 was primarily due to increased revenue from Asia Pacific, most of Europe, and Latin America. These increases were offset by countries impacted by the fiscal austerity measures during the last quarter of 2010. Changes in exchange rates had a 1.0% favorable impact on revenue in 2010.

Pre - Clinical

The increase in 2011 is due to a full year of revenue from VisualSonics, which was acquired June 30, 2010, compared to six months in the prior year.

Gross margin

	Years ended December 31,			Percentage of Revenue
	2011	2010	2009	2011	2010	2009
Gross Margin	$216,658	$195,622	$157,674	70.8%	71.0%	69.3%

Gross margin percentage in 2011 was comparable to 2010. Gross margin percentage increased in 2010 compared to 2009 primarily as a result of an improved product mix, geographic mix, and licensed revenues, offset by slightly lower margins of VisualSonics.

Operating expenses

	Years ended December 31,			Percentage of Revenue
	2011	2010	2009	2011	2010	2009
Research and development	$41,059	$32,550	$29,021	13.4%	11.8%	12.8%
Sales, general, and administrative	$161,134	$136,156	$115,208	52.7%	49.4%	50.7%

Research and development expenditures increased in 2011 compared to 2010 due to a full year of VisualSonics expenses as well as continued investment in future technologies that we expect will result in introducing several new products over the next 18 months. The increase in expenditures in 2010 compared to 2009 was due to the acquisition of VisualSonics as well as continued investment in future technologies.

Sales, general and administrative expenses increased in 2011 compared to 2010 due to the full year of expenses from VisualSonics, increased marketing, and legal and accounting expenses associated with the acquisition by FUJI, offset by a reduction in bonus expense. The increase in 2010 compared to 2009 was due to the addition of VisualSonics and associated acquisition and integration costs, as well as restructuring costs.

Other loss, net

	Years ended December 31,			Percentage of Revenue
	2011	2010	2009	2011	2010	2009
Other loss	$11,620	$12,519	$8,181	3.8%	4.5%	3.6%

Total other loss decreased in 2011 compared to 2010 due to decreased foreign exchange losses and contingent consideration accretion expense. The increase in 2010 compared to 2009 was due to no gains recognized on the repurchase of our debt in 2010, a reduction in interest income due to a decrease in investment balances and increased foreign exchange losses offset by lower interest expense on our debt due to less outstanding debt.

Income tax expense

	Years ended December 31,			Effective Tax Rate
	2011	2010	2009	2011	2010	2009
Income tax provision	$1,745	$4,425	$1,981	61.3%	30.8%	37.6%

The income tax expense is based on a blended federal and state rate applied to U.S. income and the applicable foreign rates applied to foreign income. The increase in our consolidated effective tax rate in 2011, as compared to 2010, resulted from the unfavorable tax impact related to the increase in the valuation allowance for VisualSonics, an increase in uncertain tax positions and a decrease to the domestic production activities deduction. The unfavorable impact of these items were partially offset by an increase to credits for research and experimentation, the benefit realized from amended prior year state returns and a reduction to certain non-deductible expenses. The decrease in our consolidated effective tax rate in 2010, as compared to 2009, resulted from an increase in the domestic production activities deduction, the benefit of a positive resolution of various uncertain tax positions in foreign jurisdictions, decreases in non-deductible executive compensation and other expenses and reduction of the impact of the valuation allowance, offset by an increased federal statutory rate due to growth in taxable income and a decrease for research and experimentation credits.

We assess our ability to realize our tax credit carryforwards and deferred tax assets in future periods and record any resulting adjustments that may be required to deferred income tax expense. In addition, we reduce our deferred income tax asset for the benefits of NOL carryforwards utilized currently as well as the reversing effect of temporary differences.

Liquidity and Capital Resources

Our cash and cash equivalents balance was $82.7 million as of December 31, 2011, compared to $78.7 million as of December 31, 2010. Cash and cash equivalents are primarily invested in money market accounts.

Cash Flows

	Years Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$2,089	$22,474	$21,048
Net cash provided by (used in) investing activities	(6,329)	3,747	(14,982)
Net cash provided by (used in) financing activities	7,675	(130,150)	(29,789)
Effect of exchange rate changes on cash and cash equivalents	615	(446)	(2,470)

Net change in cash and cash equivalents	$4,050	$(104,375)	$(26,193)

Operating activities provided cash of $2.1 million in 2011, compared to cash provided of $22.5 million in 2010 and $21.0 million in 2009. The decrease in 2011 compared to 2010 was primarily attributable to a reduction in operational performance due primarily to a planned increase in marketing expense, and a net increase in working capital, primarily in inventory. The increase in 2010 compared to 2009 was primarily attributable to improved operational performance, offset by a net decrease in working capital and an increase in the deferred income tax provision.

Investing activities used cash of $6.3 million in 2011, compared to $3.7 million provided in 2010 and $15.0 million used in 2009. The increase in cash used in 2011 compared to cash provided in 2010 was due to an increase in purchases of property and equipment and an additional investment in affiliates. The increase in cash provided in 2010 compared to 2009 was due to the net sales and maturities of investment securities offset by the acquisition of VisualSonics.

Financing activities provided cash of $7.7 million in 2011, used $130.2 million in 2010 and used $29.8 million in 2009. More cash was used in financing activities in 2010 compared to 2011 primarily due to the repurchase of shares in 2010. More cash was used in financing activities in 2010 compared to 2009 primarily due to the repurchase of shares compared to the repurchases of convertible notes in 2009.

We are generally able to meet our liquidity requirements through internally generated funds. As a result of the change in control of the Company, effective February 15, 2012, any additional short-term liquidity needs for payment of accelerated stock options and restricted stock units as well as our convertible debt will be provided by FUJI. On February 21, 2012, we entered into a loan agreement with FUJI for approximately $68.1 million. The proceeds were used to pay for acceleration of the stock options and restricted stock units. For the initial term through March 31, 2012 and each successive three-month period ending on June 30, September 30, December 31 and March 31 of each year, the interest rate per annum is equal to LIBOR plus 0.8%.

Off-Balance Sheet Arrangements

During the year ended and as of December 31, 2011, we had no off-balance sheet arrangements, other than obligations under our operating leases reflected in the contractual obligations table below. We are not a party to any derivative transactions except for certain foreign exchange rate hedging transactions that we enter into from time to time, discussed more fully under “Foreign Currency Risk” in Item 7A below and the call option and warrant instruments indexed to our common stock.

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

Contractual obligations

We have the following contractual obligations as of December 31, 2011:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$9,608	$4,289	$4,771	$525	$23
Long-term debt obligations (1)	127,647	4,977	122,670	—	—

Total Contractual Obligations	$137,255	$9,266	$127,441	$525	$23

(1)	Includes interest of 3.75% on convertible senior notes.

In addition to the amounts shown in the table above, we have $4.7 million of unrecognized tax benefits reflected as either liabilities or as a reduction of deferred tax assets, and for which we are uncertain as to if or when such amounts may be incurred.

Upon closing of the tender offer on February 15, 2012, certain contingent expenses became payable. These expenses include approximately $32.5 million primarily related to investment banking fees.

Other commitments

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

In certain countries, we have complemented our direct sales efforts by entering into group purchasing agreements with major healthcare GPOs. Typically, a GPO negotiates with medical suppliers, such as us, on behalf of the GPO’s member healthcare facilities, providing such members with uniform pricing and terms and conditions. In exchange, the GPO identifies us as a preferred supplier for its members. Member facilities participating in the GPO’s purchasing program can consist of hospitals, medical group practices, nursing homes, surgery centers, managed care organizations, long term care facilities, clinics and integrated delivery networks. These agreements require us to pay fees based on the amount of sales generated from these agreements. We recorded fees related to these agreements as sales, general, and administrative expenses of $2.8 million in 2011, $2.4 million in 2010 and $1.9 million in 2009.

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

Revenue recognition. We recognize revenue on products and accessories when goods are shipped under an agreement with a customer, risk of loss and title have passed to the customer, sales returns are estimable and collection of any resulting receivable is reasonably assured. Revenue is recorded net of any discounts, trade-in allowances, and estimated returns. We estimate returns by reviewing our historical returns, considering customer reaction to new product introductions and current economic conditions. We make product software upgrades or features available for purchase to our customers and recognize revenue in accordance with software recognition guidance. We recognize licensing revenue using the proportional performance method, a ratable recognition approach over the life of the license. In addition to a standard warranty, we offer extended warranty and service contracts for coverage beyond the standard warranty period or coverage above what is covered by a standard warranty. Those service contracts are recorded as deferred revenue. For extended warranty and service contracts, revenue is recognized as services are provided or over the term of the contract.

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

Our sales arrangements may contain multiple elements, which include hardware and software products, as well as services. For the vast majority of our shipments, all deliverables are shipped together. However, in some cases certain elements of a multiple element arrangement are not delivered as of a reporting date. We allocate consideration in multiple element arrangements using estimated selling prices (“ESP”) of deliverables if vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of selling price is unavailable. When the undelivered element represents services under extended service contracts, revenue equal to the stated price is deferred and recognized evenly over the contract term as those services are provided.

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

In August 2009, we acquired all of the outstanding stock of CDIC and Medis Medizinische Messtechnik GmbH (“Medis”). The purchase method of accounting was used to account for this acquisition. The cost of an acquisition is measured at the fair value of the assets given, equity instruments issued and liabilities incurred or assumed at the date of exchange. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date. Because the cost of acquisition was less than the fair value of the net assets of the subsidiary acquired, the excess of the value of the net assets acquired over the purchase price was recorded as a bargain purchase gain. We recorded identifiable assets including customer relationships, developed technology, trademarks, and internally developed software, which have lives from two to six years.

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

Warranty expense. We accrue estimated warranty expense at the time of sale for costs expected to be incurred under our product warranties. This provision for warranty expense is made based upon our historical and anticipated product failure rates and service repair costs using management’s judgment. We have limited history with some of our products. We provide, with certain exceptions, a five-year warranty with the NanoMaxx, Edge, M-Turbo, S Series, MicroMaxx, and BioZ systems. Given the length of the warranty period, the warranty liability for these systems is more difficult to estimate than it has been for our other products that have a one-year warranty. However, given the similarity of the components used in the NanoMaxx system, Edge system, M-Turbo system, and S Series ultrasound tools compared with our MicroMaxx system and the historical product failure rate and service repair costs of the MicroMaxx and the other systems, we believe that we can reasonably estimate the amount of the warranty liability for these products. We expect our warranty liability and expense to continue to increase due to the five-year warranty offered with these products. Should actual failure rates or repair or replacement costs for any of our products differ from estimates, revisions to the estimated warranty liability may be required and our results may be materially affected.

Income taxes. The process of accounting for income taxes involves calculating our current tax obligation or refund and assessing the nature and measurements of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences, and our net operating loss (“NOL”) and credit carryforwards, result in deferred tax assets and liabilities. In each period, we assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income in each jurisdiction. To the extent we believe that we would not meet the test that recovery is “more likely than not”, we would establish a valuation allowance. To the extent that we establish a valuation allowance or change this allowance in a period, we would adjust our tax provision or tax benefit in the consolidated statement of income. We use our judgment to determine our provision or benefit for income taxes, including estimates associated with uncertain tax positions and any valuation allowance recorded against our deferred tax assets based on the weight of all positive and negative factors, including cumulative trends in profitability.

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

We have accumulated foreign NOL carryforwards and research and experimentation tax credit carryforwards. During 2010, with the acquisition of VisualSonics, we acquired various foreign tax attribute carryforwards including research and experimentation expenditure pool, net operating losses, and research and experimentation credits. Additionally, during 2009, with the acquisition of CDIC we acquired U.S. federal and state NOL carryforwards. We assess our ability to utilize these foreign attribute carryforwards in future periods and record any resulting adjustments that may be required to deferred income tax expense. In addition, we reduce the deferred income tax asset for the benefits of NOL and tax credit carryforwards utilized currently.

Based upon a review of historical operating performance, and our expectation that we will generate profits in the U.S. and our international operations in the foreseeable future, we continue to believe it is more likely than not that the U.S. and international deferred tax assets will be fully realized with the exception of $0.4 million related to capital loss carryforward, $1.1 million related to CDIC state NOL carryforward, $0.1 million related to CDIC AMT credit carryforward and $1.74 million related to VisualSonics’ net deferred tax asset.

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

Convertible debt and hedge transaction. In accordance with accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion,we bifurcated a component of the conversion option and classified that component in equity. The value of the equity component was calculated by first measuring the fair value of the liability component, using the discount rate of a similar liability that does not have a conversion feature, as of the issuance date. The difference between the proceeds for the convertible debt and the amount reflected as the liability component was recorded as the equity component. We recognize the accretion of the resulting discount as part of interest expense in our consolidated statements of income.

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

Accounting Pronouncements Issued not yet Adopted

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in the first quarter of fiscal 2012 and will be applied retrospectively. While ASU 2011-05 will require us to change the manner in which we present other comprehensive income and its components on a retrospective basis, we believe there will be no significant impact on our consolidated financial statements as a result of adoption.

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

As of December 31, 2011, our investment portfolio consisted of $72.0 million of interest-bearing money market accounts. We believe that the impact on the fair market value of our securities and related earnings for 2011 from a hypothetical 10% increase or decrease in market interest rates would not have a material impact on the investment portfolio.

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

A sensitivity analysis of a change in the fair value of these contracts, totaling $34.2 million in notional amount, indicates that if the USD weakened by 10% against the applicable foreign currency, the fair value of these contracts would decrease by approximately $3.4 million. Conversely, if the USD strengthened by 10% against the applicable foreign currency, the fair value of these contracts would increase by approximately $3.4 million. The offsetting gains and losses resulting from the changes in the intercompany balances as described above are not reflected in the sensitivity analysis above.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SONOSITE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

SonoSite, Inc.:

We have audited the accompanying consolidated balance sheets of SonoSite, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, cash flows, and shareholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SonoSite, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SonoSite Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2012 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

SonoSite, Inc.:

We have audited SonoSite, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SonoSite’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statement will not be prevented or detected on a timely basis. Material weaknesses related to the lack of appropriate monitoring and review controls over the modification of employment-related agreements and over the statement of cash flow presentation of excess tax benefits from stock-based awards have been identified and included in management’s assessment. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of SonoSite, Inc. and subsidiaries as of December 31, 2011, and the related consolidated statements of income, cash flows and shareholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2011. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements for the year ended December 31, 2011, and this report does not affect our report dated March 15, 2012, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, SonoSite, Inc. has not maintained effective internal control over financial reporting as of December 31, 2011, based on the criteria established in the Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Seattle, Washington

March 15, 2012

SONOSITE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$82,740	$78,690
Accounts receivable, less allowances of $1,014 and $932	83,220	81,516
Inventories	53,039	37,126
Deferred tax asset, current	6,186	7,801
Prepaid expenses and other current assets	15,993	12,384

Total current assets	241,178	217,517
Property and equipment, net	10,288	9,133
Deferred tax asset, net	5,876	4,373
Investment in affiliates	9,724	8,000
Goodwill	38,231	37,786
Identifiable intangible assets, net	40,139	47,423
Other assets	3,840	4,823

Total assets	$349,276	$329,055

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$13,931	$10,597
Accrued expenses	29,913	32,535
Deferred revenue, current portion	6,870	6,042

Total current liabilities	50,714	49,174
Long-term debt, net	101,843	97,379
Deferred tax liability	1,034	1,811
Deferred revenue, net	12,489	15,236
Other non-current liabilities, net	13,879	12,565

Total liabilities	179,959	176,165

Commitments and contingencies
Shareholders’ Equity
Preferred stock, $1.00 par value Authorized shares—6,000,000 Issued and outstanding shares—none	—	—
Common stock, $0.01 par value Shares authorized—50,000,000 Issued and outstanding shares:
As of December 31, 2011 and 2010—14,100,874 and 13,539,633	141	135
Additional paid-in capital	314,775	298,870
Accumulated deficit	(147,875)	(148,975)
Accumulated other comprehensive income	2,276	2,860

Total shareholders’ equity	169,317	152,890

Total liabilities and shareholders’ equity	$349,276	$329,055

See accompanying notes to the consolidated financial statements.

SONOSITE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2011	2010	2009
Revenue	$305,974	$275,362	$227,389
Cost of revenue	89,316	79,740	69,715

Gross margin	216,658	195,622	157,674
Operating expenses:
Research and development	41,059	32,550	29,021
Sales, general and administrative	161,134	136,156	115,208

Total operating expenses	202,193	168,706	144,229
Other income and (expense):
Interest income	658	669	2,159
Interest expense	(9,590)	(9,416)	(9,918)
Gain on convertible note repurchase	—	—	1,100
Other expense, net	(2,688)	(3,772)	(1,522)

Total other loss, net	(11,620)	(12,519)	(8,181)

Income before income taxes	2,845	14,397	5,264
Income tax provision	1,745	4,425	1,981

Net income	$1,100	$9,972	$3,283

Net income per share:
Basic	$0.08	$0.69	$0.19

Diluted	$0.08	$0.66	$0.19

Weighted average common and potential common shares outstanding:
Basic	13,835	14,506	17,239

Diluted	14,394	15,028	17,698

See accompanying notes to the consolidated financial statements.

SONOSITE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Operating activities:
Net income	$1,100	$9,972	$3,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,911	8,176	5,352
Stock-based compensation	7,910	6,377	6,552
Deferred income tax provision (benefit)	1,316	(5,073)	427
Amortization of debt discount	4,745	4,895	5,015
Excess tax benefit from stock-based compensation	(2,114)	(1,188)	(144)
Gain on convertible note repurchase	—	—	(1,100)
Gain on bargain purchase of CardioDynamics	—	—	(1,099)
Other	232	1,078	730
Changes in operating assets and liabilities:
Accounts receivable	(949)	(6,318)	(3,013)
Inventories	(16,163)	564	153
Prepaid expenses and other assets	(3,313)	596	(3,133)
Accounts payable	3,420	2,573	(2,329)
Accrued expenses	(822)	3,381	(9,613)
Deferred revenue	(1,918)	(2,307)	19,463
Deferred liabilities	(1,266)	(252)	504

Net cash provided by operating activities	2,089	22,474	21,048
Investing activities:
Purchase of investment securities	—	(79,921)	(142,147)
Proceeds from the sales/maturities of investment securities	—	154,698	138,323
Purchase of property and equipment	(4,605)	(1,590)	(2,586)
Investment in affiliates	(1,724)	(8,000)	—
Purchase of CardioDynamics, net of cash acquired	—	—	(8,185)
Purchase of VisualSonics, Inc, net of cash acquired	—	(61,440)	—
Earn-out consideration for SonoMetric Health, Inc.	—	—	(387)

Net cash provided by (used in) investing activities	(6,329)	3,747	(14,982)
Financing activities:
Excess tax benefit from exercise stock-based awards	2,114	1,188	144
Minimum tax withholding on stock-based awards	(2,172)	(1,212)	(1,342)
Stock repurchases including transaction costs	—	(126,103)	—
Payment of contingent purchase consideration for LumenVu, Inc.	(300)	(425)	—
Proceeds from exercise of stock-based awards and employee stock purchase plan	8,328	5,267	1,769
Retirement of convertible debt	—	—	(30,492)
Proceeds from sale of call options	—	—	1,646
Repayment of long-term debt	(295)	(8,865)	—
Purchase of warrants	—	—	(1,514)

Net cash provided by (used in) financing activities	7,675	(130,150)	(29,789)
Effect of exchange rate changes on cash and cash equivalents	615	(446)	(2,470)

Net change in cash and cash equivalents	4,050	(104,375)	(26,193)
Cash and cash equivalents at beginning of year	78,690	183,065	209,258

Cash and cash equivalents at end of year	$82,740	$78,690	$183,065

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,810	$10,452	$4,329

Cash paid for interest	$4,313	$4,481	$5,286

See accompanying notes to the consolidated financial statements.

SONOSITE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except shares)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	capital	deficit	income (loss)	equity
Balance at December 31, 2008	17,054,697	171	285,890	(36,169)	1,168	251,060
Comprehensive income:
Net income	—	—	—	3,283	—	3,283
Net unrealized loss on investment securities, net of tax of $122	—	—	—	—	(79)	(79)
Less reclassification adjustment for gain included in net income	—	—	—	—	(130)	(130)
Foreign currency translation adjustment	—	—	—	—	(1,313)	(1,313)

Comprehensive income						1,761
Equity component of convertible senior notes	—	—	(3,512)	—	—	(3,512)
Net deferred tax liability from equity component of debt component	—	—	2,435	—	—	2,435
Exercise of stock options and employee stock purchase plan	115,689	1	1,768	—	—	1,769
Tax shortfalls from stock-based compensation, net	—	—	(2,308)	—	—	(2,308)
Tax benefit related to original issue discount on the convertible senior notes	—	—	(1,183)	—	—	(1,183)
Tax benefit related to cancelation of debt	—	—	(933)	—	—	(933)
Stock-based compensation	—	—	6,552	—	—	6,552
Restricted stock units vested, net of 66,909 shares retired	183,969	2	(1,344)	—	—	(1,342)
Sale of call option	—	—	1,645	—	—	1,645
Repurchase of warrants	—	—	(1,514)	—	—	(1,514)

Balance at December 31, 2009	17,354,355	174	287,496	(32,886)	(354)	254,430

SONOSITE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except shares)

(continued)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	capital	deficit	income (loss)	equity
Comprehensive income:
Net income	—	—	—	9,972	—	9,972
Net unrealized loss on investment securities, net of tax of $3	—	—	—	—	92	92
Less reclassification adjustment for losses included in net income					(1)	(1)
Foreign currency translation adjustment	—	—	—	—	3,123	3,123

Comprehensive income						13,186
Exercise of stock options	290,456	2	5,265	—	—	5,267
Tax benefit from stock-based compensation, net	—	—	945	—	—	945
Stock-based compensation	—	—	6,377	—	—	6,377
Restricted stock units vested, net of 42,543 shares retired	135,796	1	(1,213)	—	—	(1,212)
Repurchase of stock	(4,240,974)	(42)		(126,061)	—	(126,103)

Balance at December 31, 2010	13,539,633	$135	$298,870	$(148,975)	$2,860	$152,890

Comprehensive income:
Net income	—	—	—	1,100	—	1,100
Foreign currency translation adjustment	—	—	—	—	(584)	(584)

Comprehensive income						516
Exercise of stock options	365,915	4	8,324	—	—	8,328
Tax benefit from stock-based compensation, net	—	—	1,845	—	—	1,845
Stock-based compensation	—	—	7,910	—	—	7,910
Restricted stock units vested, net of 59,348 shares retired	195,326	2	(2,174)	—	—	(2,172)

Balance at December 31, 2011	14,100,874	$141	$314,775	$(147,875)	$2,276	$169,317

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

Investment securities

Historically, we have held investment securities; however no amounts were held at December 31, 2011 and 2010. Investment securities have primarily consisted of high-grade corporate debt. We classified all securities as available-for-sale, as the sale of such securities may have been required prior to maturity to implement management strategies. These securities were carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities, if any, were determined on a specific identification basis.

A decline in market value of any available-for-sale security below cost that was determined to be other than temporary resulted in a revaluation of its carrying amount to fair value. The impairment related to credit losses was charged to earnings and a new cost basis for the security was established. The impairment related to other factors was recognized in other comprehensive income. Premiums and discounts were amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Interest income was recognized when earned.

Accounts receivable

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectability of our trade receivables based on a combination of factors, including a dialogue with the customer to determine the cause of non-payment, and evaluation of the customer’s current financial situation. In the event it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the receivable to the amount that we expect to recover given all information present. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and our assessment of the customer’s current credit worthiness. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates in the future. If the financial condition of our customers were to deteriorate, for example as a result of the recent financial and economic turmoil or otherwise, resulting in an impairment of their ability to make payments, additional allowances may be required.

In the ordinary course of business, we grant credit to a broad customer base. Of the accounts receivable balance at December 31, 2011, 71% and 29% were receivable from international and domestic customers, respectively, prior to any allowance for doubtful accounts. The same percentages as of December 31, 2010 were 66% and 34% prior to any allowance for doubtful accounts.

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

The fair value hierarchy is followed in calculating fair values. Quoted market prices are used to calculate the fair value for assets or liabilities with an active market (“Level 1”). Other quoted prices are used for similar assets or liabilities in active markets or with inputs other than quoted prices that are observable and market corroborated inputs (“Level 2”). Where quoted market prices or other quoted prices are unavailable significant unobservable inputs are used to measure fair value (“Level 3”).

We utilize foreign currency forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable denominated in foreign currencies. These contracts do not qualify for hedge accounting and accordingly are marked-to-market with changes in fair value recorded in other expenses. Historically, we also utilized foreign currency forward contracts to reduce our exposure to foreign currency fluctuations on the translation of our foreign operations, however we ceased using these instruments in 2011. These contracts also did not qualify for hedge accounting and accordingly were marked-to-market with changes in fair value recorded in other expenses.

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

Concentration of credit and supply risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents and accounts receivable.

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

Revenue recognition

We recognize revenue on products and accessories when goods are shipped under an agreement with a customer, risk of loss and title have passed to the customer, sales returns are estimable and collection of any resulting receivable is reasonably assured. Revenue is recorded net of any discounts, trade-in allowances, and estimated returns. We estimate returns by reviewing our historical returns, considering customer reaction to new product introductions and current economic conditions. We make product software upgrades or features available for purchase to our customers and recognize revenue in accordance with software revenue recognition guidance. We recognize licensing revenue using the proportional performance method, a ratable recognition approach over the life of the license. In addition to a standard warranty, we offer extended warranty and service contracts for coverage beyond the standard warranty period or coverage above what is covered by a standard warranty. Those service contracts are recorded as deferred revenue. For extended warranty and service contracts, revenue is recognized as services are provided or over the term of the contract.

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

Our sales arrangements may contain multiple elements, which include hardware and software products, as well as services. For the vast majority of our shipments, all deliverables are shipped together. However, in some cases certain elements of a multiple element arrangement are not delivered as of a reporting date. We allocate consideration in multiple element arrangements using estimated selling prices (“ESP”) of deliverables if vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of selling price is unavailable. When the undelivered element represents services under extended service contracts, revenue equal to the stated price is deferred and recognized evenly over the contract term as those services are provided.

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

Advertising costs

We expense costs for advertising and promotional activities as incurred. Advertising and promotional expenses for the years ended December 31, 2011, 2010 and 2009 were $19.0 million, $10.0 million, and $9.7 million.

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

Net income per share

Basic net income per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Potentially dilutive common equivalent shares consist of common stock issuable upon exercise of stock options, warrants, and unvested restricted stock units using the treasury stock method. Diluted net income per share is also impacted to reflect shares issuable upon conversion of our convertible senior notes when our share price exceeds $38.20 per share. The call option we purchased is anti-dilutive and, therefore, excluded from the calculation of diluted net income per share.

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Net income	$1,100	$9,972	$3,283

Weighted average common shares outstanding used in computing basic net income per share	13,835	14,506	17,239
Effect of dilutive stock options and unvested restricted stock units	525	522	459
Effect of dilutive convertible debt	34

Weighted average common and potential common shares outstanding used in computing diluted net income per share	14,394	15,028	17,698

Net income per share:
Basic	$0.08	$0.69	$0.19
Diluted	$0.08	$0.66	$0.19

The computation of diluted net income per share includes potential dilutive common shares associated with our convertible senior notes. The convertible senior notes became dilutive for the first time during the fourth quarter of 2011.

The following common shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2011	2010	2009
Stock options and unvested restricted stock	305	679	875
Warrants outstanding (1)	1,121	1,121	1,121

Total common shares excluded from diluted net income per share	1,426	1,800	1,996

(1)	As further detailed in note 9, in July 2007 we issued warrants to purchase up to 2.5 million shares of our common stock with a strike price of $46.965, which are anti-dilutive since the strike price of the warrants is greater than the average market price of our common stock. In 2009 and 2008, we repurchased warrants that were for the purchase of up to 0.4 million and 1.0 million shares respectively.

Accumulated other comprehensive income (loss)

Unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments are included in accumulated other comprehensive income.

The following are the components of accumulated other comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net unrealized (loss) gain on investments, net of tax	$—	$—	$(91)
Cumulative translation adjustments	2,276	2,860	(263)

Total accumulated other comprehensive income (loss)	$2,276	$2,860	$(354)

Foreign currency translation

The functional currencies of our international subsidiaries are the local currency of the country in which the subsidiary is located. Assets and liabilities of our international subsidiaries are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses and cash flows of our international subsidiaries are translated at average exchange rates in effect during the period.

Accounting pronouncements issued not yet adopted

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in the first quarter of fiscal 2012 and will be applied retrospectively. While ASU 2011-05 will require us to change the manner in which we present other comprehensive income and its components on a retrospective basis, we believe there will be no significant impact on our consolidated financial statements as a result of adoption.

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

3. Acquisition by FUJIFILM Holdings Corporation

On December 15, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FUJIFILM Holdings Corporation, a Japanese corporation, (“FUJI”), and Salmon Acquisition Corporation, a Delaware corporation and an indirect wholly owned subsidiary of FUJI, (“Purchaser”), which provides for the acquisition of us by FUJI in two steps. The first step was a cash tender offer by Purchaser to acquire all of the outstanding shares of our common stock at a price of $54.00 per share. The tender offer was completed on February 15, 2012. Pursuant to the tender offer, Purchaser acquired a total of 12,697,279 shares of our common stock, which constitute approximately 89.94% of our issued and outstanding shares of common stock. The second step is, following the consummation of the tender offer and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Purchaser will merge with and into us, with us as the surviving corporation in the merger (the “Merger”). In the Merger, each outstanding share of our common stock will be converted into the right to receive $54.00 in cash without interest and subject to applicable withholding and transfer taxes.

Consummation of the Merger is subject to approval by our shareholders and certain closing conditions. On March 29, 2012 a special meeting of our shareholders will be held for the purpose of approving the Merger Agreement and the related Plan of Merger for the Merger. As a result of the consummation of the tender offer, FUJI beneficially owns and has the right to vote a sufficient number of outstanding shares of our common stock such that approval of the Merger Agreement and the Plan of Merger at the special meeting is assured without the affirmative vote of any other shareholder. We expect to complete the Merger shortly after the special meeting, as a result of which, SonoSite will cease to be a standalone business and will continue as a wholly owned subsidiary of FUJI from and after the effective time of the Merger.

On February 16, 2012, upon consummation of the tender offer, all unvested stock options and restricted stock units were accelerated to fully vest and terminated. The acceleration of unvested stock options and restricted stock units were not determined probable of occurring as of December 31, 2011 given the uncertainty of the tender offer process. On February 21, 2012, we entered into a loan agreement with FUJI for approximately $68.1 million, the proceeds of which were used to finance our obligations with respect to the termination of our outstanding options and restricted stock units. For the initial term through March 31, 2012 and each successive three-month periods ending on June 30, September 30, December 31 and March 31 of each year, the interest rate per annum is equal to LIBOR plus 0.8%. Stock options were cashed out on February 22, 2012 for an amount equal to the difference between the exercise price per share of the applicable stock option and $54.00 per share. Restricted stock units were cashed out on February 22, 2012 for an amount equal to $54.00 per share. Total cash paid for the stock options and restricted stock was approximately $68.1 million.

Upon the closing of the tender offer, certain contingent expenses became payable. These expenses include approximately $32.7 million primarily related to investment banking fees.

Following the consummation of the Merger, the warrant holders will be paid approximately $20.7 million.

Upon closing of the tender offer, which is a fundamental change for the senior convertible notes, the note holders may require us to repurchase the notes for cash equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of a fundamental change. The repurchase of convertible notes was not determined probable of occurring as of December 31, 2011 given the uncertainty of the tender offer process. In addition, we will adjust the conversion rate for holders who elect to convert notes in connection with the fundamental change. The principal amount of the outstanding senior convertible notes is $114.7 million and the estimated value of conversion adjustment is $54.6 million.

4. Cash, cash equivalents and investment securities

The following table summarizes our cash and cash equivalents at fair value (in thousands):

	As of December 31,
	2011	2010
Cash	$10,784	$8,217
Cash equivalents:
Money market accounts	71,956	70,473

Total cash and cash equivalents	$82,740	$78,690

Cash and cash equivalents primarily consist of money market accounts with major U.S. banks and highly liquid debt instruments with maturities at purchase of three months or less. Investment securities consisted of high-grade corporate debt.

There were no unrealized gains or losses and the amortized cost equals the Level 1 fair value of cash equivalents at December 31, 2011 and 2010.

There was a realized loss of ($.01) million and a realized gain of $0.13 million for the year ended December 31, 2010 and 2009.

5. Financial statement detail as of December 31, 2011 and 2010

The following provides additional information concerning selected balance sheet accounts (in thousands):

	As of December 31,
	2011	2010
Inventories
Raw materials	$21,819	$13,671
Demonstration product	15,871	13,008
Finished goods	15,349	10,447

Total inventories	$53,039	$37,126

Property and equipment, net
Equipment, other than computer	$23,360	$19,776
Software	6,887	6,712
Computer equipment	6,424	6,056
Furniture and fixtures	3,177	3,159
Leasehold improvements	3,962	3,887
Buildings	700	718
Land	113	91

	44,623	40,399
Less accumulated depreciation and amortization	(34,335)	(31,266)

Total property and equipment, net	$10,288	$9,133

Depreciation expense for the years ended December 31, 2011, 2010, and 2009, was $3.4 million, $3.2 million and $4.0 million.

	As of December 31,
	2011	2010
Accrued expenses
Payroll and related	$12,208	$16,532
Taxes	1,263	2,485
Warranty, current portion	3,853	3,527
Accrued interest	1,972	1,972
Foreign exchange hedge settlement	232	2,471
Other	10,385	5,548

Total accrued expenses	$29,913	$32,535

Other non-current liabilities
Contingent purchase consideration	$1,386	$2,277
Deferred rent	928	1,253
Warranty liability, net of current portion	7,600	6,900
Other	3,965	2,135

Total other non-current liabilities	$13,879	$12,565

Deferred revenue
Current portion	$6,870	$6,042
Non-current portion	12,489	15,236

Total deferred revenue	$19,359	$21,278

We have classified amounts of our warranty liability as non-current based upon our estimated timing of repair costs. The warranty liability is summarized as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Beginning of year	$10,427	$8,432	$7,094
Charged to cost of revenue	5,716	5,744	3,720
Applied to liability	(4,690)	(3,879)	(2,683)
Liability acquired	—	130	301

End of Year	$11,453	$10,427	$8,432

6. Investment in affiliate

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

In December 2011 Carticept completed a spin-off of its wholly owned subsidiary, Cartiva Inc. (“Cartiva”), through a stock dividend of Cartiva stock to the Carticept stockholders. We do not have a seat on the board of directors of Cartiva. At the same time of the Cartiva stock dividend there was a sale of stock to the current Carticept investors. We invested on a pro-rata basis with all other investors $1.7 million in this issuance of Carticept stock. This additional investment did not affect our percentage ownership in Carticept.

Because we hold 14% of the voting equity interests and are a distributor of Carticept they represent a related party. During 2011 and 2010, we have recognized revenue from Carticept of $4.7 million and $1.3 million, respectively. Accounts receivable from Carticept as of December 31, 2011 and 2010 amounted to $1.6 million and $0.3 million, respectively.

7. Acquisitions

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

Operating expenses include acquisition related charges of $4.2 million for the year ended December 31, 2010.

The following table summarizes the acquisition-date fair value of the assets acquired and the liabilities assumed in connection with the business combination as revised (in thousands):

June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$3,322
Accounts receivable	4,538
Inventories	5,002
Deferred income taxes	1,224
Prepaid expenses and other current assets	1,160

Total current assets	15,246
Property and equipment, net	1,312
Identifiable intangible assets	32,910
Goodwill	32,703

Total assets	$82,171

Liabilities
Current liabilities:
Accounts payable	$1,988
Accrued expenses and other current liabilities	3,409
Deferred revenue	410

Total current liabilities	5,807
Long-term debt	8,828
Deferred tax liabilities	2,403
Other non-current liabilities	371

Total liabilities	17,409

Net assets acquired	$64,762

During the measurement period for the year ended December 31, 2011 we obtained information related to the tax effects of the acquisition and the ability to utilize pre-acquisition tax credits to offset tax liabilities arising on the distribution of certain assets acquired. This resulted in an increase to deferred tax liabilities of $1.2 million and an increase to goodwill of $1.2 million, which is reflected in the table above. The measurement period ended on June 30, 2011.

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

We recognized a warranty liability of $0.1 million related to VisualSonics’ products, representing potential undiscounted amount of all future payments that we could be required to make under the warranty arrangements. We incurred the majority of these costs by the end of 2011.

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

The total fair value of short-term and long-term receivables acquired amounted to $2.7 million. The contractual amount due on these receivables was $3.8 million, of which a reduction of $1.1 million was taken for credit risk.

We recognized a warranty liability of $0.3 million related to CDIC’s products. As of December 31, 2011, the remaining liability was $0.15 million.

We recognized a deferred tax asset of $5.4 million, which includes $3.9 million related to CDIC’s federal net operating loss (“NOL”) carryforward. CDIC had federal NOL carryforwards of $52.6 million based on tax returns filed through November 30, 2008 which expire between 2010 and 2028. The NOL carryforward that will be available for utilization during this period is limited to $11.5 million, resulting from change in ownership limitations under Section 382 of the Internal Revenue Code. We recognized an additional $1.5 million deferred tax asset and a $4.6 million deferred tax liability related to differences in the book and tax bases of acquired assets and liabilities.

We assumed $5.6 million in long-term debt, of which $5.3 million was repaid immediately. As of December 31, 2011, we had no long-term debt as the $0.3 million was repaid during the year.

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

During 2011, 2010 and 2009, we recorded $0.2 million, $0.5 million and $1.0 million, respectively, of accretion expense. The fair value of assets acquired determined as of July 2007 was $11.8 million. Based upon the revised fair value of future contingent consideration determined in fourth quarter of 2010, the fair value of the assets acquired was $5.5 million. This amount was allocated to an intangible technology asset, which will be amortized over ten years commencing with sales of products incorporating this technology. No amortization expense has been recorded as no products using this technology are available for sale as of December 31, 2011. The amortization of this intangible technology asset is not deductible for tax purposes accordingly we have recorded a deferred tax liability of $2.0 million. Additionally, we recorded a deferred tax asset associated with net operating losses of LumenVu of $0.2 million.

SonoMetric Health, Inc.

In May 2004, we acquired 100% of the outstanding common shares of SonoMetric Health, Inc. (“SonoMetric”). The results of SonoMetric’s operations have been included in our consolidated financial statements since that date. We purchased all of SonoMetric’s outstanding common shares for an immediate cash payment of $1.5 million, plus future cash payments of up to $4.5 million contingent upon the amount of revenue recognized from the sale of the purchased software over the five-year period following the closing date of the acquisition. We accrued contingent payments of $0.1 million as of December 31, 2009 as a result of revenue recognized on the sale of the software. These contingent payments, which were measured and required through April 2009, were recorded as goodwill. We made the final contingent payment in the first quarter of 2010.

8. Goodwill and other intangible assets

Goodwill and other intangible assets consisted of the following (in thousands):

	As of December 31,
	2011	2010
Goodwill, at historical cost	$36,605	$35,425
Foreign exchange translation	1,626	2,361

Goodwill, inclusive of foreign exchange	38,231	37,786

Identifiable intangible assets:
Definite lived intangible assets, net of accumulated amortization of $14,663 and $8,328	39,607	46,891
Indefinite lived intangible assets	532	532

Total intangible assets	$40,139	$47,423

The goodwill associated with VisualSonics has been recorded in the functional currency of VisualSonics, which is the Canadian dollar. The translated balance of Goodwill decreased by $0.74 million in 2011 and increased by $2.4 million in 2010, due to fluctuations in the Canadian dollar value against the US dollar. As of December 31, 2011 definite lived intangible assets had a remaining weighted average useful life of 8.7 years. Amortization expense related to intangible assets was $6.5 million, $5.3 million and $1.5 million for the years ended December 31, 2011, 2010 and 2009. Amortization expense of intangible assets is estimated to be $5.4 million in 2012, $4.6 million in 2013, $4.1 million in 2014, $2.9 million in 2015 and $1.9 million in 2016. During the fourth quarter of 2011, we completed our annual impairment assessments of our goodwill and indefinite-lived intangible assets and determined that they were not impaired. If an impairment arose, these assets would be measured at fair value.

9. Hedging activities

We are exposed to foreign currency risk from both trade receivable balances denominated in a currency other than the local currency and intercompany receivable balances denominated in currencies other than US Dollar (“USD”) and from translation of our foreign subsidiaries operating results. We enter into foreign currency forward and option contracts to reduce the impact of fluctuations on earnings associated with foreign currency exchange rate changes. These foreign currencies include the Australian dollar, the British pound, the Canadian dollar, the European Union euro, and the Japanese yen. We use foreign exchange contracts to mitigate risk and do not intend to engage in speculative transactions. Currently our foreign exchange contracts do not qualify for derivative hedge accounting. We seek to manage the counterparty risk associated with engaging in foreign currency contracts by limiting transactions to counterparties with which we have established banking relationships

We use foreign currency forward contracts to hedge a substantial portion of our intercompany receivable balances denominated in currencies other than the USD. As of December 31, 2011, and 2010 we had $34.2 million and $41.8 million, respectively, in notional amount of foreign currency contracts that expired or will expire January 31, 2011 and 2012, respectively. Gains and losses in the fair value of these contracts are intended to offset the losses and gains, resulting from the changes in the underlying intercompany balances. The fair value of these contracts as of December 31, 2011 and 2010 was not material to our results of operations or our financial position.

We have used foreign currency forward and option contracts to hedge the impact of currency fluctuations on the translation of the financial statements of our foreign operations. As of December 31, 2011, we had no foreign currency contracts for this purpose. As of December 31, 2010, we had $8.4 million in notional amount of foreign currency contracts expiring at various dates through September 2011. The fair value of these contracts, which were Level 2 securities, as of December 31, 2010 was a liability of $0.4 million.

Recognized gains and losses, which are included in other expense on the consolidated statements of income, are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Hedges of intercompany balances
Loss on foreign currency hedges	$(1,496)	$(4,003)	$(3,384)
Gain (loss) on translation of intercompany receivables	(813)	1,511	3,047
Hedges of translation of foreign operations
Loss on foreign currency hedges	(198)	(783)	(337)

Loss related to hedge activities	$(2,507)	$(3,275)	$(674)

10. Long-term debt

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

To account for the Notes, we bifurcated a component of the conversion option which is required to be classified in equity. The accretion of the resulting discount on the debt is recognized as part of interest expense in our consolidated statement of income in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized. We calculated the fair value of the liability component of the Notes using a discount rate of similar liabilities without conversion features and determined the carrying amount of the equity component by deducting the fair value of the liability component from the initial carrying value of the convertible debt. This resulted in an initial recognition of $63.9 million of debt discount, to be amortized over a seven year period at an effective interest rate of 8.5%, and a corresponding deferred tax liability of $23.6 million. Additionally, $2.1 million of debt issuance costs, which were included in other assets in our consolidated balance sheet, were classified as equity on a proportionate basis as the equity component.

The following table summarizes the carrying value of the debt and equity components (in thousands):

	As of December 31,
	2011	2010
Equity component	33,957	$33,957

Senior convertible debt:
Outstanding	$114,745	$114,745
Debt discount	12,902	17,647

Senior convertible, net	$101,843	$97,098

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

The debt discount and debt issuance costs are being amortized through July 2014. Interest expense for the amortization of debt discount and debt issuance costs was $5.1 million, $4.9 million and $5.0 million for the years ended December 31, 2011, 2010 and 2009. Interest expense for the contractual coupon was $4.5 million, $4.3 million and $4.9 million for the years ended December 31, 2011, 2010 and 2009.

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

In 2009, we repurchased $30.0 million in principal amount of our Notes for $25.2 million. As a result of these repurchases, we recorded a gain of $1.1 million in other income, net of deferred financing costs of $0.5 million and costs to complete the repurchase transaction. We also partially unwound the associated convertible note hedges, which resulted in proceeds to us of approximately $1.6 million for the sale of call options, offset by $1.5 million we paid for the repurchase of warrants. Following the repurchases, unamortized debt issuance costs approximated $1.8 million. The total remaining discount in 2009 after these activities was $17.7 million which is being amortized over 3.5 years.

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

Our senior convertible debt is measured for disclosure only at fair value using quoted market prices (Level 1). As of December 31, 2011 and 2010, the fair value of our senior convertible debt was $167.2 million and $126.0 million.

11. Shareholders’ equity

Stock compensation plans

At December 31, 2011, we had seven stock-based employee compensation plans: the 1998 Nonofficer Employee Stock Option Plan (“1998 NOE Plan”), the 1998 Stock Option Plan (“1998 Plan”), the Nonemployee Director Stock Option Plan (“Director Plan”), the Amended and Restated 2005 Stock Incentive Plan (“2005 Plan”), the 2005 Employee Stock Purchase Plan (“2005 ESPP Plan”), 2010 Equity Incentive Plan (“VisualSonics’ Plan”) and the 2011 Non Plan (“2011 Non Plan”).

Total stock-based compensation expense recognized in our consolidated statements of income consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Stock options	$1,624	$1,210	$972
Restricted stock units	6,286	5,167	5,362
Employee stock purchase plan	—	—	218

Total stock-based compensation	$7,910	$6,377	$6,552

The related deferred tax benefit was $2.9 million, $2.3 million and $2.4 million for the years ended December 31, 2011, 2010 and 2009.

As part of the acquisition of VisualSonics, we assumed options to purchase common shares and restricted stock units granted by VisualSonics under the VisualSonics’ Plan prior to the acquisition. The number of shares of our common stock underlying the assumed options is 287,750, and the exercise prices for the assumed options are equal to the fair market value of VisualSonics common shares at the date of grant, adjusted upon acquisition pursuant to an agreed upon exchange ratio that reflected the fair market value of our common stock on the date of acquisition and the consideration attributable to each VisualSonics common share in the acquisition. The assumed stock options began to vest and become exercisable with respect to 25% of each grant beginning on June 30, 2011 and on each of the three anniversaries thereafter, and have a seven year term from the grant date. The number of shares of our common stock underlying the assumed RSUs is 345,689. Most of the assumed restricted stock units will vest with respect to one-third (1/3) of each grant beginning on June 30, 2013 and on each of the two anniversaries thereafter; however, certain assumed restricted stock unit grants will vest entirely on June 30, 2013. No shares are available for grant under the VisualSonics’ Plan.

Under the 1998 NOE Plan, 1998 Plan, 2005 Plan, 2011 Non Plan and option grants outside our stock option plans, as of December 31, 2011, 8,285,730 total shares of common stock were authorized primarily for issuance upon exercise of stock options and release of restricted stock units at prices equal to the fair market value of our common shares at the date of grant. As of December 31, 2011, 1,791,888 of those shares granted under the plans were still outstanding, and 1,447,096 shares were still available for grant under these stock option plans. In most cases, stock options vest 25% each year over a four year vesting period. Certain stock options vest 25% after one year of employment and then monthly over the next three years, and certain grants made to employees after their first year of employment vest monthly over four years. All options have either a seven or ten year term from the grant date.

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

The 2005 ESPP Plan, which qualifies under Section 423 of the Internal Revenue Code, permits all U.S. based employees to purchase shares of our common stock. Participating employees may purchase common stock through payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. The 2005 ESPP was discontinued in 2009. As of December 31, 2011 1,000,000 shares of common stock were authorized for issuance under the 2005 ESPP Plan. During the year ended December 31, 2009 66,498 shares of common stock were issued under this plan.

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

The fair value for stock option awards and shares associated with the employee stock purchase plan was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options			ESPP
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Expected term (in years)	4.0	—	5.0	—	—	0.5
Expected stock price volatility	34%	—	34%	—	—	46%
Risk-free interest rate	0.95%	—	2.3%	—	—	1.1%
Expected dividend yield	0.0%	—	0.0%	—	—	0.0%
Weighted average fair value of options granted	$7.61	—	$7.31	—	—	$5.67

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

Summary of stock option activity

The following table presents summary stock option activity for the year ended December 31, 2011 (shares presented in thousands):

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)
Outstanding, beginning of year	1,498	$25.76
Granted	60	$28.63
Exercised	(368)	$22.85
Forfeited	(95)	$26.53
Expired	(55)	$40.01

Outstanding, end of year	1,040	$26.13	3.45	$28,846

Exercisable, end of year	734	$26.72	2.69	$19,930

The aggregate intrinsic value in the table above is based on our stock price of $53.86 on December 31, 2011, which would have been received by the optionees, without reduction for applicable income taxes, had all options been exercised on that date. As of December 31, 2011, total unrecognized stock-based compensation expense related to nonvested stock options was $2.8 million, which is expected to be recognized over a weighted average period of approximately 2.27 years. During the years ended December 31, 2011, 2010 and 2009, the total intrinsic value of stock options exercised was $5.7 million, $3.3 million and $0.1 million, respectively.

We issue new shares of common stock upon exercise of stock options.

The following is a summary of stock options outstanding as of December 31, 2011 (shares presented in thousands):

Range of exercise prices	Options outstanding			Options exercisable
	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$11.34–$16.03	49	1.29	$15.79	49	$15.79
$16.44–$16.44	280	3.65	$16.44	212	$16.44
$17.26–$27.45	330	4.45	$25.48	152	$24.28
$28.24–$37.45	231	3.83	$31.67	171	$32.73
$38.97–$40.58	150	0.99	$40.42	150	$40.42

	1,040	3.45	$26.13	734	$26.72

Restricted stock units

We have granted restricted stock unit (“RSU”) awards to employees under the 1998 Plan, 2005 Plan VisualSonics’ Plan and the 2011 Non Plan. Under the 1998 Plan and 2005, the vesting period for our RSU awards is three years from the date of grant excluding Director RSU grants, which vest annually over three years. Under the VisualSonics’ Plan, awards vest annually over three years starting three years after date of grant. As of December 31, 2011, total unrecognized stock-based compensation expense related to nonvested RSU awards was $14 million, which is expected to be recognized over a weighted average period of approximately 2.45 years.

The following table presents summary RSU award activity for the year ended December 31, 2011 (shares presented in thousands):

	Shares	Weighted average grant date fair value
Non-vested, beginning of year	819	$31.92
Granted	319	$32.48
Forfeited	(132)	$27.25
Vested	(255)	$36.23

Non-vested, end of year	751	$31.52

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

Stock purchase rights

In April 1998, we and First Chicago Trust Company of New York (“First Chicago”) entered into a Rights Agreement. The Rights Agreement was subsequently amended in October 2001 to reflect that EquiServe Trust Company, N.A. had succeeded First Chicago as the rights agent, and in August 2003, and again in November 2007, to reflect that Computershare Trust Company N.A. had succeeded EquiServe and to adopt certain changes approved by our Board of Directors. The Rights Agreement has certain anti-takeover provisions, which will cause substantial dilution to a person or group that attempts to acquire us. Under the Rights Agreement, each of our shareholders has one share purchase right for each share of common stock held, with each right having an exercise price approximating our board of directors’ estimate of the long-term value of one share of our common stock. The rights are triggered if an acquiror acquires, or successfully makes a tender offer for, 20% or more of our outstanding common stock. In such event, each shareholder other than the acquiror would have the right to purchase, at the exercise price, a number of newly issued shares of our capital stock at a 50% discount. If the acquiror were to acquire 50% or more of our assets or earning power, each shareholder would have the right to purchase, at the exercise price, a number of shares of acquiror’s stock at a 50% discount. Our board of directors may redeem the rights at a nominal cost at any time before a person acquires 20% or more of our outstanding common stock, which allows board-approved transactions to proceed. In addition, our board of directors may exchange all or part of the rights (other than rights held by the acquiror) for such number of shares of our common stock equal in value to the exercise price. Such an exchange produces the desired dilution without actually requiring our shareholders to purchase shares. The Rights Agreement expires on April 5, 2013. On December 15, 2011, in connection with the Merger, the Company entered into the Second Amendment to the Rights Agreement, which, among other things, amended the definition of “Acquiring Person” to exclude FUJI and Purchaser.

12. Income taxes

The components of income before income taxes are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
U.S. operations	$1,224	$9,603	$2,707
Foreign operations	1,621	4,794	2,557

Total income before income taxes	$2,845	$14,397	$5,264

The components of income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Current:
U.S. Federal	$(529)	$7,358	$522
State and local	(372)	1,427	206
Foreign	1,330	713	826

Total Current	429	9,498	1,554

Deferred:
U.S. Federal	1,516	(4,870)	274
State and local	140	(770)	54
Foreign	(340)	567	99

Total Deferred	1,316	(5,073)	427

Total income tax provision	$1,745	$4,425	$1,981

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the net income. The sources and tax effects of the differences are as follows:

	Years Ended December 31,
	2011	2010	2009
U.S. federal tax expense at statutory rates	35.0%	35.0%	34.0%
State income taxes, net of federal benefit	2.9%	2.8%	0.6%
Non-deductible expenses	13.2%	3.4%	5.1%
Executive compensation	3.0%	0.9%	5.6%
Foreign share based compensation	23.4%	1.9%	(16.2)%
Non-deductible interest expense	—	2.0%	3.9%
Transaction costs	—	3.7%	6.5%
Domestic production deduction	(2.7)%	(6.7)%	—
Research and experimentation credits	(63.7)%	(11.0)%	(17.1)%
Foreign tax rates	2.9%	(0.9)%	(0.4)%
Other Foreign taxes	2.6%	0.9%	1.4%
Deferred tax rate change	1.8%	(0.2)%	—
Tax uncertainties	26.7%	(4.2)%	16.6%
Valuation allowance changes	40.3%	(0.5)%	5.4%
Gain on CDIC acquisition	—	—	(7.1)%
Foreign exchange difference - USD conversion	12.8%	(0.9)%	0.6%
Tax account reconciliation adjustments	(28.1)%	2.3%	(4.3)%
State amended returns and provision to return	(8.9)%	—	—
Other	0.1%	2.3%	3.0%

Effective tax rate	61.3%	30.8%	37.6%

Deferred tax assets and deferred tax liabilities are comprised of the following (in thousands):

	As of December 31,
	2011	2010
Deferred tax assets:
Tax attribute carryforwards:
Domestic net operating loss	$4,375	$4,722
Foreign net operating loss	551	1,519
Foreign research and experimentation expense	5,954	5,114
Foreign research and experimentation credit	1,733	1,822
Domestic research and experimentation credit	362	—
Allowances and accruals not recognized for tax purposes	8,944	9,402
Stock-based compensation	4,275	4,900
Deferred royalty revenue	5,191	6,345
Other	1,269	1,399

Gross deferred tax assets	32,654	35,223
Valuation allowance	(3,204)	(1,962)

Net deferred tax assets, net of valuation allowance	29,450	33,261
Deferred tax liabilities:
Property, plant and equipment	(311)	(366)
Convertible debt	(8,192)	(9,242)
Intangibles	(9,921)	(13,290)

Net deferred tax assets	$11,026	$10,363

The total valuation allowance of $3.2 million includes a $1.1 million valuation allowance established against state NOL carry forwards and $0.1 million of AMT credit carry forward acquired from CDIC, a $0.3 million valuation allowance established against capital loss carry forwards, and $1.7 million related to the net deferred tax asset of VisualSonics. Our increase in valuation allowance of $1.2 million in 2011 is mainly attributable to the valuation allowance recorded for the full year research credit and NOL generated by VisualSonics. We considered the positive and negative evidence related to the realization of the net deferred tax assets at this entity and concluded that it is not more likely than not that these assets will be realized, therefore a full valuation allowance has been recorded.

During 2009, a deferred tax asset amounting to $3.9 million was recorded related to CDIC’s federal NOL carryforwards, which were based on tax returns filed through November 30, 2008, and which expire between 2010 and 2028. In 2010, we increased the deferred tax asset related to CDIC’s federal NOL carryforward by $0.2 million. The CDIC federal NOL carryforwards that will be available for utilization during this period are limited to $11.5 million, resulting from change in ownership limitations under Section 382 of the Internal Revenue Code. Through December 31, 2011, the Company has recognized $2.5 million of the CDIC federal NOL as utilized. The deferred tax asset at December 31, 2011 is $3.2 million. In 2011, a deferred tax asset continues to be recorded related to CDIC’s state NOL carry forwards of $1.2 million for which future utilization is not considered more likely than not based on the weight of all positive and negative factors. Accordingly, a valuation allowance has been recorded with respect to CDIC’s state NOL’s.

During 2010, we acquired VisualSonics which had the following tax attribute carry forwards at acquisition: net operating loss carry forward of $1.0 million, research and experimentation expense carry forward of $5.1 million, and research and experimentation tax credit carryforward of $1.8 million. A valuation allowance was established of $0.4 million on the net deferred tax assets of VisualSonics. The NOL was generated in 2010 and will expire in 2030. The NOL generated in 2011 will expire in 2031. The research and experimentation expense carry forward has an indefinite life and the research and experimentation tax credit carry forwards expire from 2025 through 2031.

We have a deferred tax asset of $0.6 million related to foreign NOL carryforwards, which do not expire. Under certain provisions of the Internal Revenue Code of 1986, as amended, the availability and utilization of our domestic NOL and tax credit carryforwards may be subject to further limitation if it should be determined that there has been a change in ownership of more than 50%.

US income and foreign withholding taxes have not been provided on approximately $4.6 million of cumulative undistributed earnings of foreign subsidiaries and equity investees. We intend to reinvest these earnings for the foreseeable future. If these amounts were distributed to the US, in the form of dividends or otherwise, we would be subject to additional US income taxes, which could be material. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

We have not provided for U.S. deferred taxes on earnings of non-U.S. subsidiaries as such earnings are deemed to be permanently reinvested. Determination of unrecorded deferred taxes on earnings of non-U.S. subsidiaries is not practicable. The amount of unremitted foreign earnings deemed permanently reinvested at December 31, 2011 and 2010 is $13.4 million and $8.3 million, respectively.

Our unrecognized tax benefits relate to various foreign jurisdictions and U.S. federal and state tax position. A reconciliation of the unrecognized tax benefits is as follows (in thousands):

	As of December 31,
	2011	2010
Beginning of year	$3,496	$5,178
Prior year tax positions increases	1,423	—
Prior year tax positions decreases	(292)	(683)
Current year tax positions	192	429
Current year tax positions decreases	—	(14)
Settlements with taxing authorities	(113)	(1,408)
Acquired unrecognized tax benefits	—	92
Foreign currency translation	(34)	(98)

End of year	$4,672	$3,496

Of the $4.7 million of unrecognized tax benefits at December 31, 2011, $3.5 million would reduce income tax expense if ultimately recognized. We do not expect any other significant increases or decreases to our unrecognized tax benefits within 12 months of this reporting date.

Interest and penalties incurred associated with unresolved income tax positions are included in income tax expense. Accrued interest and penalties amounted to approximately $0.8 million at the end of 2011 and was $0.4 million at the end of 2010.

In the normal course of business, we are subject to examination by tax authorities throughout the world, including such major jurisdictions as the U.S., Canada, France, Japan, and the United Kingdom. We are subject to U.S. federal, state and local, or non-U.S. income tax examinations for years after 2003. However, carry forward attributes that were generated prior to 2004 may still be adjusted by a taxing authority upon examination if the attributes have been or will be used in a future period

13. Employee Benefit Plan

401(k) Retirement Savings Plan

All our employees in the U.S. are eligible to participate in our 401(k) Plan. Terms of the 401(k) Plan permit an employee to contribute up to a maximum permissible by the Internal Revenue Service during any plan year. At our discretion, we match each employee’s contribution in increments equivalent to 100% for the first 3% and 50% for the second 3% of the employee’s contribution percentage. In February 2009, we suspended matching contribution to the 401(k) Plan for 2009 and 2010. In 2011, 2010 and 2009 we contributed $0.7 million, $0.0 million and $0.3 million in matching contributions to the 401(k) Plan in accordance with the plan’s terms. Employees immediately vest in the contributions the employee makes. Vesting in our contribution on behalf of the employee occurs at equal increments at the end of each year of the first five years of an employee’s service with us.

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

Operating leases and long-term debt

We are required to make annual interest payments on our convertible senior notes. We currently lease office and manufacturing space, automobiles and office equipment under operating leases. Future minimum lease payments and long-term principal and interest are as follows (in thousands):

	Operating Leases	Long-term Debt
2012	4,289	4,977
2013	3,484	5,220
2014	1,287	117,450
2015	311	—
2016	214	—
Thereafter	23	—

Total	$9,608	$127,647

Rent expense for the years ended December 31, 2011, 2010 and 2009 was $4.5 million, $4.0 million and $3.5 million.

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

In the U.S., we have complemented our direct sales efforts by entering into group purchasing agreements with major healthcare GPOs. Typically, a GPO negotiates with medical suppliers, such as us, on behalf of the GPO’s member healthcare facilities, providing such members with uniform pricing and terms and conditions. In exchange, the GPO identifies us as a preferred supplier for its members. Member facilities participating in the GPO’s purchasing program can consist of hospitals, medical group practices, nursing homes, surgery centers, managed care organizations, long term care facilities, clinics and integrated delivery networks. These agreements require us to pay fees based on the amount of sales generated from these agreements. For the years ended December 31, 2011, 2010 and 2009, we recorded fees related to these agreements as sales, general and administrative expenses of $2.8 million, $2.4 million and $1.9 million, respectively.

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

During 2010, we took action to ensure compliance with certain contractual pricing agreements. We paid $0.8 million and recorded a liability of $0.3 million that we believe represents our obligation. Final settlement has not been reached with the customer.

On December 21, 2011, a purported class action lawsuit was filed in the Superior Court of Washington in Snohomish County in connection with the planned acquisition of SonoSite by FUJI. The plaintiff, David Raul as custodian for Pinchus E. Raul Utma NY, purports to bring this suit as a class action on behalf of the public stockholders of SonoSite. The complaint names SonoSite and each of our eight directors then in office as defendants and alleges that the directors breached their fiduciary duties by failing to follow a proper sales procedure and failing to procure a fair price for the shareholders of SonoSite, and that SonoSite aided and abetted the breaches of fiduciary duty by the directors. The complaint does not name FUJI or Purchaser as a defendant.

A second purported class action lawsuit was filed in connection with the planned acquisition of SonoSite by FUJI in the Superior Court of Washington in King County on December 21, 2011. An amended complaint was filed on January 23, 2012. The plaintiff, Rohit Sangal, purports to bring this suit as a class action on behalf of the public stockholders of SonoSite. In addition to SonoSite and each of its eight directors then in office, the complaint also names FUJI and Purchaser as defendants. The complaint alleges that SonoSite’s directors breached their fiduciary duties by failing to follow a proper sales procedure and failing to procure a fair price for the shareholders of SonoSite. The complaint also alleges that the directors breached their fiduciary duties through materially inadequate disclosures and material omissions. In addition, the complaint alleges that each of SonoSite, FUJI and Purchaser aided and abetted the breaches of fiduciary duties by the Board of Directors of SonoSite.

A third purported class action lawsuit was filed in connection with the planned acquisition of SonoSite by FUJI in the Superior Court of Washington in King County on February 2, 2012. The plaintiffs, Raymond Montminy, Sr. and Brian Snow, purport to bring this suit as a class action on behalf of the public stockholders of SonoSite. The complaint alleges that SonoSite’s directors breached their fiduciary duties by failing to follow a proper sales procedure and failing to procure a fair price for the shareholders of SonoSite. The complaint also alleges that the directors breached their fiduciary duties through materially inadequate disclosures and material omissions. In addition, the complaint alleges that SonoSite aided and abetted the breaches of fiduciary duties by the Board of Directors of SonoSite. The complaint names SonoSite and each of its eight directors then in office as defendants, but does not name FUJI or Purchaser as a defendant.

All plaintiffs seek injunctive relief, damages in an unspecified amount, and attorney’s fees and costs.

On January 5, 2012, the Snohomish County court approved the transfer of the Raul action to King County. On February 6, 2012, the parties filed with the King County Superior Court a stipulation and proposed order to consolidate the three lawsuits. Also on February 6, 2012, the King County Superior Court entered an order formally consolidating the three lawsuits under the caption In re SonoSite, Inc. Shareholder Litigation, Case No. 11-2-44110-5 SEA, and appointing lead counsel for the plaintiffs. The plaintiffs filed a consolidated complaint in the consolidated action on February 7, 2012.

While SonoSite, the individual defendants, FUJI and Purchaser all believe that each of the aforementioned lawsuits is entirely without merit and that they have valid defenses to all claims, in an effort to minimize the cost and expense of any litigation relating to such lawsuits, on February 8, 2012, they entered into a memorandum of understanding (the “MOU”) with the plaintiffs in the three purported class action lawsuits pending in King County Superior Court, pursuant to which the parties agreed to settle the lawsuits. Subject to court approval and further definitive documentation, the MOU resolves the claims brought by the plaintiffs in all of the aforementioned lawsuits against the defendants in relation to the planned acquisition of SonoSite by FUJI and provides a release and settlement by the purported class of SonoSite’s shareholders of all claims against the defendants and their affiliates and agents in connection with the planned acquisition of SonoSite by FUJI. In exchange for such release and settlement, pursuant to the terms of the MOU, the parties agreed, after arm’s-length discussions between and among the parties and their counsel, that SonoSite would provide additional supplemental disclosures to its Schedule 14D-9 as set forth in the Amendment No. 2 to its Schedule 14D-9. In addition, SonoSite also agreed in the MOU to pay $475,000 in fees and expenses to plaintiffs’ lead counsel after the settlement contemplated by the MOU becomes final. The settlement, including the payment by SonoSite of attorney’s fees and expenses to plaintiffs’ lead counsel, is also contingent upon, among other things, the approval of the King County Superior Court. In the event that the settlement contemplated by the MOU is not approved and all other conditions are not satisfied, FUJI and Purchaser will continue to vigorously defend against the second complaint described above and any other actions in which they are named as defendants.

15. Segment reporting

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

Our chief executive officer reviews financial information presented on a company wide basis, accompanied by disaggregated information about revenues by geographic regions for purposes of allocating resources and evaluating financial performance. Each of our geographic regions reports directly to our chief operating officer. We do not separately allocate operating expenses to geographic regions, nor do we allocate specific assets. Therefore, geographic region information reported includes only revenues. Accordingly, we have a single operating and reporting segment.

Geographic regions are determined by the shipping destination. Revenue by geographic region is as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
United States	$159,287	$134,964	$104,257
Europe, Africa and the Middle East	68,037	70,749	60,382
Latin America and Canada	29,302	21,573	20,849
Asia Pacific	49,348	48,076	41,901

Total revenue	$305,974	$275,362	$227,389

Revenue from individual countries or customers in foreign jurisdictions are not material.

Long-lived assets, excluding deferred tax assets and certain other assets, by geographic location are as follows (in thousands):

	As of December 31,
	2011	2010
United States	$19,538	$18,071
International	4,314	3,885

Total long-lived assets	$23,852	$21,956

16. Correction of Errors

Our balance sheets as of December 31, 2010 and the statements of income for the years ended December 31, 2011, 2010 and 2009 include correction of errors impacting prior years related to income tax, foreign exchange translation, and revenue recognition that were deemed not material for the periods affected.

The following tables reflects the impact of the correction of these errors in the statements of income for the year ended December 31, 2011 and period in which the errors originated (in millions):

		Originating in Years ended December 31,
	Corrected 2011	2010	2009	Prior Periods
Revenue	$0.1	$0.1	$—	$—
Cost of goods sold	(0.1)	(0.1)	—	—
Gross Margin	—	—	—	—
Income before tax	—	—	—	—
Income tax provision (benefit)	$(0.1)	$0.8	$—	$(0.9)

Net (loss) income	$0.1	$(0.8)	$—	$0.9

The following tables reflects the impact of the correction of these errors in our balance sheets as of December 31, 2010 and the statements of income for the year ended December 31, 2010 and period in which the errors originated (in millions):

		Originating in Years ended December 31,
	Corrected 2010	2009	Prior Periods
Revenue	$(0.1)	$—	$(0.1)
Cost of goods sold	(0.1)	(0.1)	—

Gross Margin	(0.2)	(0.1)	(0.1)
Income before tax	(0.2)	(0.1)	(0.1)
Income tax provision (benefit)	0.3	(0.2)	0.5

Net (loss) income	$(0.5)	$0.1	$(0.6)

Inventory	$(0.1)	$(0.1)	$—
Current liabilities	$(0.3)	$0.2	$(0.5)
Non-current liabilities	$(0.1)	$—	$(0.1)
Retained earnings	$0.5	$(0.1)	$0.6

The following tables reflects the impact of the correction of these errors in our statements of income for the year ended December 31, 2009 and period in which the errors originated (in millions):

		Originating in Years ended December 31,
	Corrected 2009	Prior Periods
Cost of goods sold	$0.3	$0.3
Income before tax	(0.3)	(0.3)
Income tax provision	0.4	0.4
Net loss	$(0.7)	$(0.7)

17. Related party transactions

We hold 14% of the voting equity interests, are a distributor of Carticept, and our chief executive officer has taken a position on Carticept’s board of directors. During 2011 and 2010, we have recognized revenue of $4.7 million and $1.3 million, respectively from Carticept. Accounts receivable from Carticept was $1.6 million and $0.3 million as of December 31, 2011 and 2010, respectively. All purchases were made in the ordinary course of business on commercially reasonable terms.

During 2011 and 2010, we recognized revenue of $0.4 million and $0.2 million, respectively, from Swedish Medical Center (“Swedish”). One of the company’s directors is the Chief Executive Officer of Swedish. Accounts receivable from Swedish was $0 and $0.1 million as of December 31, 2011 and 2010, respectively. These purchases were made in the ordinary course of business on commercially reasonable terms.

18. Quarterly results—unaudited

	For the three months ended,
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2011:
Revenue	$71,081	$72,713	$75,732	$86,448
Cost of revenue	21,128	21,479	21,542	25,167

Gross margin	49,953	51,234	54,190	61,281
Operating expenses	45,919	49,281	50,300	56,693
Other loss	(2,363)	(3,114)	(3,313)	(2,830)
Income tax provision (benefit)	667	(72)	(143)	1,293

Net income (loss)	$1,004	$(1,089)	$720	$465

Net income (loss) per share:
Basic	$0.07	$(0.08)	$0.05	$0.03

Diluted	$0.07	$(0.08)	$0.05	$0.03

Shares used in computation of net income per share:
Basic	13,608	13,844	13,893	13,989

Diluted	14,152	13,844	14,323	14,698

2010:
Revenue	$55,977	$61,549	$68,538	$89,298
Cost of revenue	16,280	17,195	19,675	26,590

Gross margin	39,697	44,354	48,863	62,708
Operating expenses	37,026	38,207	43,775	49,698
Other loss	(2,262)	(2,438)	(3,799)	(4,020)
Income tax provision (benefit)	(973)	1,834	347	3,217

Net income	$1,382	$1,875	$942	$5,773

Net income per share:
Basic	$0.08	$0.13	$0.07	$0.43

Diluted	$0.08	$0.12	$0.07	$0.41

Shares used in computation of net income (loss) per share:
Basic	16,284	14,601	13,676	13,502

Diluted	16,823	15,100	14,147	14,035

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

(a) Evaluation of disclosure controls and procedures

As required by Rule 13a-15b of the Securities Exchange Act of 1934 (the Exchange Act), our management, including our chief executive officer and our chief financial officer have evaluated, as of December 31, 2011, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This evaluation included consideration of the processes and procedures to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2011, as a result of the material weaknesses described below, our disclosure controls and procedures were not effective.

Because of these material weaknesses in preparing our financial statements at December 31, 2011, we performed additional procedures to ensure that our financial statements were fairly presented in all material respects in accordance with U.S. generally accepted accounting principles.

(b) Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 as required by the Exchange Act Rule 13a-15(c), using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our evaluation of internal control over financial reporting we identified the following material weaknesses and therefore concluded that our internal control over financial reporting was not effective as of December 31, 2011:

•

Control activities related to modification of employment-related agreements. The Company lacked appropriate monitoring and review controls for account reconciliations and transaction analyses over modifications to employment-related agreements, including stock-based awards. This material weakness resulted in misstatements in sales, general and administrative expenses and additional paid in capital in the preliminary consolidated financial statements that were corrected prior to issuance of the consolidated financial statements.

•

Control activities related to statement of cash flow presentation of excess tax benefits from stock-based awards. The Company lacked appropriate monitoring and review controls by personnel with the appropriate technical knowledge over the account reconciliation of the excess tax benefit from exercise of stock-based awards presented in the consolidated statement of cash flows. This material weakness resulted in a misstatement in net cash provided by (used in) operating activities and net cash provided by (used in) financing activities in the preliminary consolidated financial statements that was corrected prior to issuance of the consolidated financial statements.

As a result of these material weaknesses, there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

KPMG LLP, an independent registered public accounting firm, has issued audit reports on its assessment of internal control over financial reporting and our consolidated financial statements. Their reports may be found in Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting

Other than the identification of material weaknesses described above, there have been no changes in the Company’s internal control over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Management’s Remediation Intentions

Since signing the definitive agreement to be acquired by FUJIFILM Holdings Corporation, we have devoted substantial time and resources to the integration with Fujifilm and as part of that integration, management is evaluating the appropriate remediation activities to address the material weaknesses described above.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company

Set forth below are the name, age and position of each director and executive officer of the Company as of March 5, 2012.

Name	Age	Positions and Offices With SonoSite	Director Since
Kevin M. Goodwin	54	President, Chief Executive Officer and Director	1998
Paul V. Haack	61	Director	2006
Rodney F. Hochman, M.D.	56	Director	2009
Richard O. Martin, Ph.D.	72	Director	2008
Kouichi Tamai	59	Director	2012
Toru Takahashi	60	Director	2012
Ryutaro Hosoda	58	Director	2012
Naohiro Fujitani	58	Director	2012
Kenji Sukeno	57	Director	2012

Name	Age	Current Positions	Executive Officer Since
Kevin M. Goodwin	54	President, Chief Executive Officer and Director	1998
Anil Amlani	61	Chief Financial Officer	2012
John W. Sparacio	69	Chief Operating Officer	2011
James M. Gilmore	47	Senior Vice President, Product Innovation and Delivery	2008
Diku Mandavia, M.D.	46	Senior Vice President; Chief Medical Officer	2010

The following are brief biographies of each current director and executive officer of the Company (including present principal occupation or employment, and material occupations, positions, offices or employment for the past five years). Unless otherwise indicated, to the knowledge of the Company, no current director or executive officer of the Company has been convicted in a criminal proceeding during the last ten years and no director or executive officer of the Company was a party to any judicial or administrative proceeding during the last ten years (except for any matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws. There are no family relationships between directors and executive officers of Company. None of the Company’s directors, officers or any affiliates, nor any beneficial owners of 5% or more of any class of the Company’s voting securities nor any associates of such officer, director, affiliate or shareholder are involved in a material legal proceeding where such officer, director, affiliate, shareholder or associate is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Kevin M. Goodwin has served as our President, Chief Executive Officer and a Director since 1998. From 1997 to 1998, Mr. Goodwin served as Vice President and General Manager of ATL Ultrasound, Inc.’s (“ATL”) handheld systems business group. From 1991 to 1997, Mr. Goodwin served as Vice President and General Manager of ATL Ultrasound’s businesses in Asia, the Pacific and Latin America. From 1987 to August 1991, Mr. Goodwin served in a variety of sales and management positions at ATL Ultrasound. From 1980 to 1987, Mr. Goodwin served in various management positions with American Hospital Supply, Picker International and Baxter Healthcare Corporation, all medical equipment and supply distributors. Mr. Goodwin has served on the board of directors of Carticept Medical, Inc. since October 2010. Mr. Goodwin holds a B.A. degree from Monmouth College, with an emphasis on hospital management, and attended the Executive Program at the Stanford Graduate School of Business. We believe Mr. Goodwin’s qualifications as a director include his sales and marketing experience in the medical device industry, including 13 years as our President and Chief Executive Officer.

Paul V. Haack has served as our Director since 2006. From 1972 until his retirement in 2005 as a Partner, Mr. Haack practiced as a Certified Public Accountant, and held positions of increasing responsibility at Deloitte and Touche. During his career he served as lead technical partner in Deloitte’s Northwest and Milwaukee Practices, among other responsibilities. Mr. Haack has also served on the board of directors of Esterline Technologies since 2006. Mr. Haack received a B.S. Degree in business from the University of Montana. We believe Mr. Haack’s qualifications as a director include his 33 years of experience as a certified public accountant.

Rodney F. Hochman, M.D., has served as our Director since July 2009. Since April 2007, Dr. Hochman has served as the Chief Executive Officer of Swedish Medical Center, the largest non-profit health provider in the greater Seattle area. From 2004 to 2007, Dr. Hochman served as Executive Vice President at Sentara Norfolk General Hospital in Virginia, where he was responsible for the operation of five hospitals, as well as the organization’s medical group, legal and corporate compliance divisions. From 1998 to 2004, Dr. Hochman was Chief Medical Officer for Sentara. Dr. Hochman has also held management positions at Health Alliance of Greater Cincinnati and Guthrie Healthcare System in Sayre, PA. Dr. Hochman earned his medical degree from Boston University School of Medicine and his bachelor’s degree from Boston University. He has a medical background in rheumatology and internal medicine, and served as a clinical fellow in internal medicine at Harvard Medical School and Dartmouth Medical School. We believe Dr. Hochman’s qualifications as a director include his operational experience as a hospital executive and 31 years of medical experience.

Richard O. Martin, Ph.D., has served our Director since May 2008. Dr. Martin served as President of Medtronic Physio Control Corporation from 1998 until his retirement in 2001. Prior to its acquisition by Medtronic in 1998, he was Chairman and Chief Executive Officer of Physio Control Corporation. He also held several senior executive positions in engineering, marketing and sales with Intermedics, Inc. before being named President and COO of that company in 1985. From 1989 to 1991, Dr. Martin served as Director, President and COO of Positron Corporation. From 1998 to 2009, when it was acquired by SonoSite, Dr. Martin also served on the board of CardioDynamics International Corporation. Dr. Martin received his bachelor’s degree from Christian Brothers College, a master’s from the University of Notre Dame, and a doctorate from Duke University. We believe Dr. Martin’s qualifications as a director include his financial and operations experience in the diagnostics and therapeutic device manufacturing field.

Kouichi Tamai has served as our Director since February 2012. He has been a director of FUJI since June 2010 and a director of FUJFIILM since June 2008. In addition, he has served as Deputy General Manager of the Corporate Planning Headquarters of FUJIFILM Corporation (“FUJIFILM”) since June 2006 and Senior Vice President of FUJIFILM since June 2011 and General Manager of the Medical System Products Division of FUJIFILM since April 2011. From June 2010 to April 2011, he was General Manager of the Production Engineering and Development Center of FUJIFILM. From June 2006 to June 2010, he was Deputy General Manager of the Production Engineering and Development Center of FUJIFILM. Prior thereto, he held various management positions at FUJI and its subsidiaries. As a director designated by FUJI pursuant to the Merger Agreement, we believe Mr. Tamai will be instrumental in guiding the integration with FUJI following the Merger.

Toru Takahashi has served as our Director since February 2012. He has been a director of FUJI since June 2010 and a director of FUJIFILM since June 2008. In addition, he has been Senior Vice President, Deputy General Manager of the Corporate Planning Headquarters of FUJIFILM and General Manager of Overseas Business Strategy Office of FUJIFILM since June 2011. From June 2008 to June 2011, he was General Manager of Corporate Planning Headquarters of FUJIFILM. From June 2007 to June 2008, he was General Manager of Recording Media Products Division of FUJIFILM. Prior thereto, he held various management positions at FUJI and its subsidiaries. As a director designated by FUJI pursuant to the Merger Agreement, we believe Mr. Takahashi will be instrumental in guiding the integration with FUJI following the Merger.

Ryutaro Hosoda has served as our Director since February 2012. He has been Corporate Vice President of FUJIFILM since June 2009, President of FUJIFILM Holdings America Corporation since November 2008, and President and Chief Executive Officer of FUJIFILM North America Corporation since November 2008. From April 2007 to October 2008, he was Senior Vice President of Imaging Products Division of FUJIFILM Europe GmbH. From July 2004 to March 2007, he was General Manager of Advertising Division of FUJIFILM. Prior thereto, he held various management positions at FUJI and its subsidiaries. As a director designated by FUJI pursuant to the Merger Agreement, we believe Mr. Hosoda will be instrumental in guiding the integration with FUJI following the Merger.

Naohiro Fujitani has served as our Director since February 2012. He has been President and Chief Executive Officer of FUJIFILM Medical Systems U.S.A., Inc. (“FUJI Medical”) since April 2010. From December 2009 to April 2010, he was Executive Vice President of FUJI Medical. From October 2006 to December 2009, he was Senior Vice President of Graphic Systems Products Division of FUJIFILM Europe GmbH. From October 2003 to September 2006, he was Deputy General Manager of Graphic Systems Division of FUJFIILM. Prior thereto, he held various management positions at FUJI and its subsidiaries. As a director designated by FUJI pursuant to the Merger Agreement, we believe Mr. Fujitani will be instrumental in guiding the integration with FUJI following the Merger.

Kenji Sukeno has served as our Director since February 2012. He has been General Manager of Subsidiary Management and M&A Group, Corporate Planning Division of FUJI since July 2011. From August 2009 to June 2011, he was Deputy General Manager of Optical Device Business Division of FUJIFILM. From August 2009 to June 2010, he was Corporate Vice President of Fujinon Corporation, and from August 2008 to August 2009, he was a director of FUJIFILM Business Expert Corporation. From December 2002 to August 2008, he was Chief Financial Officer of FUJIFILM Holdings America Corporation. Prior thereto, he held various management positions at FUJI and its subsidiaries. As a director designated by FUJI pursuant to the Merger Agreement, we believe Mr. Sukeno will be instrumental in guiding the integration with FUJI following the Merger.

                 Anil Amlani has served as our Chief Financial Officer since January 2012. From October 2009 to January 2012, he was President and Chief Executive Officer of VisualSonics, Inc. (“VisualSonics”), one of our subsidiaries following our acquisition of VisualSonics in 2010. From May 2005 to October 2009, he was the Chief Financial Officer at VisualSonics. Prior to joining VisualSonics, Mr. Amlani was Chief Operating Officer and Chief Financial Officer at MDS Proteomics Inc., a proteomics-based drug discovery company, from 2001 to 2005. Previously, from 1999 to 2001, he was senior vice president and Chief Financial Officer at Cancom, a satellite communications company. Mr. Amlani has also served as head of finance, Commercial and Retail Banking at TD Bank, senior vice president, Wholesale Division at AT&T Canada, and senior vice president, Strategic Planning and New Business Development at AT&T Canada. Mr. Amlani obtained his Chartered Accountancy designation in London, England and in Canada.

John W. Sparacio has served as our Chief Operating Officer since June 2011. Prior that, he served as the president, chief executive officer, and owner of Plastic Engineering and Development (PED) Company, a custom manufacturer of plastic components and medical devices for healthcare and bio science markets since 1990. From 2001 to 2011, Mr. Sparacio was worldwide vice president of sales and service at Advanced Technology Laboratories (ATL), our former parent company. From 1991 to 1994, Mr. Sparacio was president and chief executive officer of IMED, an intravenous infusion therapy system company and Lang Manufacturing, a local private company located in the Seattle area. Mr. Sparacio holds a bachelor’s degree from Western Michigan University. He also studied in Northwestern University’s Executive School of Business’ Executive Management Development Program and Columbia University’s Graduate School of Business Executive Management Development Program.

James M. Gilmore has been our Senior Vice President, Product Innovation and Delivery since 2006. Prior to that, he served as global engineering manager for global ultrasound probes at GE Healthcare. Mr. Gilmore was one of our original engineers when the company was spun off from ATL Ultrasound in 1998. He served as director, transducer engineering for six years. He was honored as an ATL Technical Fellow for innovation and technical leadership and is named as an inventor on three patents for transducer technology. Mr. Gilmore received both his bachelor’s degree in electrical engineering and his master’s degree in biomedical engineering from Drexel University.

Diku Mandavia, M.D., FACEP, FRCPC has been our Senior Vice President and Chief Medical Officer since November 2009. Prior to that, he was served as a medical advisor since November 2007. He has also been on staff at the Los Angeles County University of Southern California Medical Center since 1994 and was an Attending Staff Physician at Cedars-Sinai Medical Center in Los Angeles from 1999 to September 2010. Dr. Mandavia is a founding member and past-chair of the ACEP Ultrasound Section and co-author of the ACEP Ultrasound Guidelines. He has taught thousands of physicians worldwide, lectured at over 150 national and international conferences and was awarded ACEP’s Outstanding Speaker of the Year in 2004. Dr. Mandavia has also contributed to over 40 publications and is co-director of the national Resuscitation Conference. He received his medical degree from Memorial University in Canada (1989) and completed his residency at Los Angeles County USC Medical Center and is a graduate of the Stanford Executive Program.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no forms were required for those persons, we believe that during the 2011 fiscal year, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except for a Form 4 for Dr. Martin and a Form 4 for Mr. Parzybok, a former Director, which were each filed three days late.

Code of Conduct and Ethics

We have adopted a code of conduct to guide our officers, directors and employees, including our principal executive officer, principal financial officer and controller, in complying with the law and maintaining the highest standards of ethical conduct. All of our employees and directors must carry out their duties in accordance with the policies set forth in the code of conduct and with applicable laws and regulations. The code of conduct also sets forth our procedures for reporting possible wrongdoing to executive management and establishes a confidential procedure for reporting to the audit committee. A copy of the code of conduct can be accessed on the Internet via our website at www.sonosite.com/about/governance/.

Director Independence

In accordance with the Merger Agreement, following the consummation of the tender offer, on February 16, 2012, each of Carmen L. Diersen, Steven R. Goldstein, M.D., William G. Parzybok, Jr. and Robert G. Hauser, M.D. resigned from our Board. At the time of their resignations, Ms. Diersen was a member of the Nominating and Corporate Governance Committee, Dr. Goldstein, Mr. Parzybok and Dr. Hauser were members of the Compensation Committee, and Ms. Diersen was a member of the Audit Committee. Also on February 16, 2012, the following designees of Purchaser were appointed to our Board to fill the vacancies created by the resignations of the above-listed directors: Kouichi Tamai, Toru Takahashi, Ryutaro Hosoda, Naohiro Fujitani and Kenji Sukeno.

                 With the director resignations and appointments on February 16, 2012, Messrs. Haack, Hochman and Martin are the only Directors who meet the “independence” standards as defined under Nasdaq Listing Rule 5605(b)(1); as a result, we are no longer in compliance with the Board composition requirements of Nasdaq Listing Rule 5605(b)(1). On February 17, 2012, we sent a letter to Nasdaq notifying Nasdaq of the foregoing facts. On February 22, 2012, we received a letter from Nasdaq stating that, as a result of the director resignations and appointments, we no longer comply with the majority independent board requirement for continued listing. On March 2, 2012, we sent a letter to Nasdaq notifying Nasdaq that (a) we are a “controlled company” as such term is defined in NASDAQ Listing Rule 5615(c)(1) and that (b) due to the “controlled company” status, we are seeking exemption with regard to the majority independent board requirements of NASDAQ Listing Rule 5605(b)(1). On March 7, 2012, we received a letter from Nasdaq stating that, given our “controlled company” status, we are deemed to be in compliance with Nasdaq Listing Rule 5605(b)(1). We expect that as a result of the Merger, our common stock will cease to be traded on the NASDAQ Global Select Market.

Audit Committee

The members of the audit committee in 2011 were Mr. Haack, Ms. Diersen and Dr. Martin; Ms. Diersen resigned on February 16, 2012 in connection with the closing of the tender offer by FUJI. Mr. Haack served as chairperson of the committee. The Board has designated Mr. Haack as the “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC.

With the director resignations and appointments on February 16, 2012, we are no longer in compliance with the Audit Committee composition requirements of Nasdaq Listing Rule 5605(c)(2)(A). On February 17, 2012, we sent a letter to Nasdaq notifying Nasdaq of the foregoing facts. On March 2, 2012, we sent a letter to Nasdaq notifying Nasdaq that (a) the Company is a

“controlled company” as such term is defined in NASDAQ Listing Rule 5615(c)(1) and that (b) due to the “controlled company” status, the Company is seeking exemption with regard to the majority independent board requirements of NASDAQ Listing Rule 5605(b) and exemption with regard to the Compensation Committee composition requirements of NASDAQ Listing Rule 5605(d). We expect that as a result of the Merger, our common stock will cease to be traded on the NASDAQ Global Select Market

ITEM 11.	EXECUTIVE COMPENSATION

NOTE REGARDING COMPENSATION COMMITTEE

With the director resignations and appointments on February 16, 2012, we are no longer in compliance with the Compensation Committee composition requirements of Nasdaq Listing Rule 5605(d). On February 17, 2012, we sent a letter to Nasdaq notifying Nasdaq of the foregoing facts. On March 2, 2012, we sent a letter to Nasdaq notifying Nasdaq that (a) the Company is a “controlled company” as such term is defined in NASDAQ Listing Rule 5615(c)(1) and that (b) due to the “controlled company” status, the Company is seeking exemption with regard to the majority independent board requirements of NASDAQ Listing Rule 5605(b) and exemption with regard to the Compensation Committee composition requirements of NASDAQ Listing Rule 5605(d). We expect that as a result of the Merger, our common stock will cease to be traded on the NASDAQ Global Select Market.

COMPENSATION DISCUSSION AND ANALYSIS

COMPENSATION COMMITTEE

The compensation committee has been delegated authority by the Board to oversee and administer all significant aspects relating to the Company’s compensation policies and programs, including director and officer compensation. The compensation committee is governed by a compensation committee charter, adopted by the board of directors, which gives the compensation committee the authority to make decisions on behalf of the board with respect to matters within its jurisdiction and any other duties assigned to it by the board. Under this charter, the compensation committee may also delegate any of its functions, duties and authority to a subcommittee of its members or to other board members. To date, the compensation committee has not established a subcommittee although it has delegated to our chief executive officer authority to grant, on an annual basis, up to a total of 25,000 stock options per person and up to a total of 8,000 restricted stock units per person to non-executive officers and employees. In addition, our chief administration officer has been charged with responsibility for day-to-day administration of our stock, 401(k) and certain other benefits plans.

The current version of the compensation committee charter is available on our web site at http://www.sonosite.com/company/content/board-committees/. The compensation committee’s responsibilities include:

•	Reviewing and approving compensation and benefits for directors and our executive officers;

•	Administering our incentive compensation and benefits plans including our 401(k) Plan;

•

Administering all equity compensation plans, including our 1998 Stock Option Plan (the “1998 Plan”), our Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”) and our Employee Stock Purchase Plan (“ESPP”), under which stock option grants, restricted stock unit grants, and other types of equity-based compensation may be made to directors, executive officers and other employees;

•	Reviewing and approving corporate and individual goals and objectives relevant to the compensation of our officers;

•	Evaluating the performance of our chief executive officer on an annual basis, in light of individual and corporate goals and objectives; and

•	Retaining the services of compensation consultants and other advisors it determines necessary to assist in carrying out its duties.

The committee meets quarterly in conjunction with regularly scheduled board meetings, and also holds meetings via conference call when deemed necessary by the committee or its chairperson. The agendas are determined through a collaborative process involving the committee chairperson, our chief administration officer and our chief executive officer, who typically attend all meetings. These officers are typically excused from the meeting when the committee discusses their individual compensation or performance and during other executive sessions held by the committee (typically at the end of each regularly scheduled quarterly meeting). Our chief executive officer, with the assistance of our chief administration officer, annually reviews the performance of each named executive officer (other than the chief executive officer, whose performance is reviewed by the committee). Their conclusions and recommendations based on those reviews are presented to the committee for consideration.

The members of the compensation committee in 2011 were Dr. Hauser, Mr. Kirby L. Cramer (until April 2011 when Mr. Cramer retired from our Board), Dr. Goldstein and Mr. Parzybok. Mr. Parzybok served as chairperson of the committee. As required by the committee charter, all compensation committee members have been and currently are independent nonemployee directors as defined under Rule 16b-3 of the Securities Exchange Act of 1934 and the director independence requirements of the Nasdaq Stock Market. In addition, each director satisfies the definition of “outside director” under Section 162(m) of the Internal Revenue Code. No special expertise in compensation matters is required for appointment to the compensation committee. In 2011, the compensation committee met four times.

Independent Consultant to Compensation Committee

Since 2006, the compensation committee has retained Compensia Inc. (“Compensia”), a compensation consulting firm, for advice and assistance on executive compensation matters and severance arrangements. Compensia provides the committee with relevant market data and alternatives to consider when making decisions for the named executive officers as well as other key officers. The committee has the sole authority to hire and fire Compensia. Although our chief administration officer interacts with and provides support and historical and current compensation information to Compensia for use in the firm’s analyses provided to the compensation committee, it is the committee that receives Compensia’s final work product. Management does not currently retain its own compensation consultant. Except for the work it does for our compensation committee, Compensia does not provide other services to us. Since 2007, the committee has retained Aon Consulting from time to time to provide board compensation consulting services and education to the committee members on compensation topics. In 2011, the committee also retained Pearl Meyer & Partners to perform board compensation consulting services.

OVERSIGHT AND ADMINISTRATION OF EXECUTIVE COMPENSATION

The compensation committee of our Board (sometimes referred to in this Compensation Discussion and Analysis as the “committee”) is responsible for overseeing and administering all components of our executive compensation program.

This Compensation Discussion and Analysis discusses our executive compensation program as it relates to the following “named executive officers” whose compensation is presented in the tables following this section in accordance with SEC rules:

Name	Position/Title As Of December 31, 2011	Transitions During 2011 and 2012
Kevin M. Goodwin	President and CEO	No changes in position or title

Marcus Y. Smith	Chief Financial Officer	Resigned as our Chief Financial Officer effective as of January 2, 2012.

John W. Sparacio	Chief Operating Officer	Appointed as Chief Operating Officer in June 2011

James M. Gilmore	Senior Vice President, Product Innovation and Delivery	No changes in position or title

John S. Bowers, Jr.	Senior Vice President, U.S. and Canada Business Unit	Senior Vice President, U.S. Sales until January 2011 and resigned as our Senior Vice President, U.S. and Canada Business Unit as of August 29, 2011

Diku Mandavia, M.D.	Senior Vice President and Chief Medical Officer	No changes in position or title

SUMMARY

We are the world leader and specialist in hand-carried and mounted ultrasound. In 2010, we extended our portfolio of innovative products through our acquisition of VisualSonics, the world’s leading developer of ultra-high frequency ultrasound systems.

When the compensation committee assessed 2011 compensation levels in the fall of 2010, future economic conditions and their effect on healthcare technology spending were still uncertain. Consequently, the compensation committee took a conservative approach to compensation programs in 2011, and did not make any across-the-board changes to executive compensation. This allowed us to control compensation expenses while continuing to provide appropriate incentives for strong performance from our executives and other employees.

Highlighted below are some of the key actions and decisions with respect to our executive compensation programs for fiscal 2011:

•	Strong Link Between Performance and Compensation. Our executive compensation is tightly linked with performance.

•

As with past years, we adopted a Variable Incentive Bonus Plan through which the named executive officers were eligible to earn cash incentive compensation based upon achievement of specific financial objectives in 2011. The goals set forth in the plan are designed to challenge our executives to attain high performance.

•

The committee designed the 2011 Variable Incentive Bonus Plan to allow the named executive officers to earn above-target cash compensation only where the company delivers performance that is also above our targets. As of January 17, 2012, final calculations have not been made regarding company performance against the 2011 Variable Incentive Bonus Plan targets.

•

Limited Salary Increases and Equity Grants. The committee did not award base salary increases or equity grants to all executive officers, in keeping with company-wide efforts to limit compensation expenses.

•	Focus on Governance. We have established compensation practices that we believe contribute to good governance.

•

In February 2011, the committee completed a formal review of assessments by management regarding compensation risk, and concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the company.

•	Under the 2011 Variable Incentive Bonus Plan, the committee retains the discretion to pay less than the full amount otherwise payable under the plan’s metrics.

•	We have specific stock ownership guidelines for named executive officers, which provide for long-term ownership interest in the company.

•	Our compensation consultants are retained directly by and report to the committee. None of our compensation consultants provide any services to management personally.

COMPENSATION PHILOSOPHY

Our compensation committee’s work is guided by the following three principles:

•	Attract and retain talented executive personnel by providing competitive compensation opportunities;

•	Directly link compensation to individual contribution and company performance; and

•	Tie meaningful compensation opportunities to the creation of additional shareholder value.

Our executive compensation philosophy is implemented through four key elements. The first element is to attract and retain talented executive personnel by paying them market or a premium-to-market base salary. Offering market or premium-to-market base salary is designed to provide executive personnel with the benefits of a stable base compensation that is comparable to what they would receive from most of our competitors. The second element is the annual variable incentive bonus plan, which ties annual bonus payments to specified annual performance objectives. The third element is to provide executive personnel with meaningful equity compensation awards in order to align executives’ incentives with those of our shareholders through a focus on long-term value creation. The fourth element is agreements with named executive officers providing certain benefits in the event of involuntary employment termination in connection with a change in control of us.

MARKET DATA, BENCHMARKING AND OTHER TOOLS USED IN ANALYZING COMPENSATION

In making compensation decisions for the named executive officers for 2011, the committee compared each element of total compensation against a peer group of publicly traded medical device companies. This peer group, which is periodically reviewed and updated by the committee, includes companies with revenues and market capitalization that differ from those of the Company; however, the committee concluded that this peer group was appropriate because the company is competing for talent with these organizations. The market data that the committee used with respect to 2011 compensation decisions was assembled in late 2010. The companies comprising this compensation peer group for 2011 compensation levels (the “Peer Group”) were:

Accuray Incorporated	Masimo Corporation
American Medical Systems	Merit Medical Systems, Inc.
AngioDynamics, Inc.	Natus Medical
ArthroCare Corporation	NuVasive
CONMED Corporation	Symmetry Medical, Inc.
Cyberonics, Inc.	Thoratec Corporation
Exactech, Inc.	Volcano Corporation
Haemonetics	Wright Medical Group, Inc.
ICU Medical, Inc.	Zoll Medical Corporation
Integra LifeSciences

At the suggestion of Compensia, in March 2011, the compensation committee approved certain changes to the membership of the Peer Group for the 2011 compensation review. Specifically, the group was modified by removing Cardiac Science Corporation and TomoTherapy Incorporated, each of which ceased independent existence as a result of acquisitions or mergers, and adding American Medical Systems, Haemonetics, Integra LifeSciences, Natus Medical and NuVasive. In establishing compensation for 2011, the compensation committee used the Peer Group data, together with Compensia’s analysis of such data, as a reference to help it evaluate the levels of compensation for our named executive and other officers; meaning that, to the extent such data is available with respect to a particular position, it compares the current level of compensation for an executive officer against the relevant Peer Group data and then it may or may not adjust the officer’s compensation, depending on various factors as well as its judgment as to what is appropriate in context. Peer Group data is generally available for evaluation of the compensation of our chief executive officer, chief financial officer, and certain other senior-level executive officers.

In addition to the Peer Group data, the committee relied on data from the Radford July 2008 High-Tech Executive Survey (the “Radford Survey”). For those executive officers who were named executive officers in both 2010 and 2011, the Radford Survey data was not updated, based upon advice from Compensia that the data contained therein had changed by less than 1.5% from the previous year. Consequently, target amounts of base salary and total cash compensation for these continuing named executive officers did not change for 2011. The committee did use more current Radford Survey data to determine appropriate compensation for executives assuming a new position within the company.

The committee also reviewed the WorldatWork 2008 Salary Budget Survey (updated by Compensia based upon 2009 salary data), which includes compensation information for over 350 technology companies. The WorldatWork survey reported that most companies in the survey continued throughout 2009 to hold salaries steady, reduced or delayed merit increases, or limited increases to high-performing individuals. As a result, overall average salary increase budgets for executives at the WorldatWork respondents only increased by approximately 2.0% over the previous year.

The Peer Group data, Radford Survey data and the WorldatWork 2008 survey data are hereinafter collectively referred to as the “Market Data.”

In setting 2011 cash compensation levels, the committee had the broad goal of benchmarking total cash compensation to the 50th to 75th percentile of the Market Data, while it also made adjustments below or above the target levels based on the committee’s evaluation of the executive’s length of tenure and performance in the position, scope of responsibility, the company’s historical performance results (collectively, the “Individual Factors”), and internal pay equity. In assessing executives’ performance over the past year, the committee considered performance reviews by the CEO. With regard to the CEO’s performance, the committee conducted its own evaluation of his performance.

With respect to equity awards, the compensation committee has historically used the Market Data only as a general reference point when making decisions about the size of awards to grant to individual executive officers. Awards to the named executive officers are discussed in the “Components of Executive Compensation–Equity Grants” section below.

Compensation Decision-Making Process in 2011

With respect to those executives who were named executive officers in both 2010 and 2011 (Messrs. Goodwin, Smith, Gilmore, Bowers, and Dr. Mandavia), the compensation committee’s decisions on compensation levels for its 2011 fiscal year were made in October and November of 2010. With respect to the remaining named executive officer – Mr. Sparacio (who was appointed as our Chief Operating Officer in June 2011), the committee’s decisions on his compensation levels were made in June 2011. In addition, the compensation committee approved (a) an increase in Mr. Goodwin’s annual base salary to $550,000 in April 2011 and an increase in Mr. Goodwin’s target bonus to $550,000, (b) an increase in Mr. Gilmore’s annual base salary to $325,000 and an increase in Mr. Gilmore’s target bonus to $162,500 in December 2011, (c) grant of 40,000 restricted stock units to Mr. Goodwin in July 2011, (d) grant of 30,000 stock options and grant of 30,000 restricted stock units to Mr. Sparacio, each in June 2011, and (e) grant of 13,000 restricted stock units to Mr. Mandavia in July 2011.

In October 2011, the committee decided to defer its annual in-depth review of compensation programs for the purpose of establishing 2012 executive officer compensation levels. Consequently, it has not made any changes to the 2011 Peer Group or to base salary or equity grants for 2012. As discussed in the “Components of Executive Compensation–Short-Term Incentive Compensation” section below, the Board of Directors established targets for the company’s incentive compensation plan at its February 2011 meeting.

Adherence to Target Levels

During 2011, actual compensation paid or awarded to individual named executive officers largely adhered to target levels, varying in only a few cases from the targets described above.

None of the named executive officers had variances of 10% or more between actual base salary paid in 2011 and the 50th to 75th percentile benchmark in the Market Data used to guide 2011 base salary levels. Specifically, Mr. Smith’s base salary equaled 99% of the salary level corresponding to the 50th percentile of the target range for Chief Financial Officer.

The salaries of Mr. Goodwin, Mr. Bowers and Dr. Mandavia were within the target range for 2011, and Mr. Gilmore’s salary equaled 91% of the salary level corresponding to the 50th percentile of the target range for his position.

In keeping with past practices, calculation of bonuses payable (if any) under the Variable Incentive Bonus Plan for fiscal year 2011 will not be finalized until March 2012, and are thereafter subject to approval by the Compensation Committee.

For purposes of reviewing 2011 compensation, in addition to the Market Data, the compensation committee also used individual “tally sheets” compiled by Compensia to list and total the various components of compensation for each named executive officer and referenced it against the Market Data. The tally sheets were used to track compensation to historical performance and to compare internal compensation equity.

COMPONENTS OF EXECUTIVE COMPENSATION

Base Salaries

As a general rule, the committee performs an annual review of base salaries for named executive officers and other employees based on Market Data, an internal review of each executive’s compensation relative to other officers, and the individual performance of the executive. Base salaries for senior executives are generally targeted to fall within the 25th and 50th percentile of the relevant Market Data. The committee may make adjustments that vary from this target range based on its review of the Individual Factors and internal pay equity for the relevant year.

In 2011, the committee granted salary increases to Mr. Goodwin and Mr. Gilmore. Mr. Goodwin’s salary increase, granted in April 2011, was in the amount of $42,500 per annum and was made to maintain adherence to the target levels described in the preceding paragraph. Mr. Gilmore’s salary was increased by $85,000 per annum in December, 2011 to align his base salary with those of the other executive officers. Mr. Sparacio was appointed as our Chief Operating Officer with an annual salary of $365,000.

Mr. Smith resigned and Mr. Anil Amlani was appointed as our Chief Financial Officer effective as of January 2, 2012. As of January 17, 2012, no increases or decreases to 2011 named executive officer base salaries have been approved in 2012.

Short-Term Incentive Compensation

The SonoSite, Inc. Variable Incentive Bonus Plan (the “VIP”), the annual cash incentive program, is intended to:

•	enhance shareholder value by promoting strong linkages between employee performance and company performance;

•	support achievement of the company’s business objectives; and

•

promote retention of participating employees by providing them with the opportunity to earn incentive pay to increase their total annual cash compensation to between the 50th and 75th percentile of the Market Data.

The VIP was initially implemented for fiscal year 2005. The VIP provides guidelines for the calculation of an annual cash incentive by the compensation committee, which acts as the administrator of the plan. Each year the committee decides whether to establish grant awards under the VIP, selects which executives should receive awards, and establishes performance targets. At the beginning of the following year, the committee reviews actual performance for the previous fiscal year against the pre-established performance goals and approves any payments to be made under the VIP.

All of our named executive officers participated in the VIP for fiscal year 2011 (the “2011 VIP”). Bonuses for participants in the 2011 VIP (including the named executive officers) were calculated based upon the following formula:

Individual Incentive Target Dollars X Matrix Percentage Factor = 2011 VIP Payout for each participant

Each of these terms is highlighted and defined below.

The Individual Incentive Target Dollars for each executive is the amount to be paid to each VIP participant upon 100% achievement of the revenue and EBITDAS goals in the 2011 VIP. The compensation committee assigned Individual Incentive Target Dollars to each executive, based on its assessment of the executive’s prior year performance, expected contributions and scope of responsibility for 2011. The Individual Incentive Target Dollars for each named executive officer were established by the compensation committee in early 2011, as follows:

(1)	Mr. Goodwin: $507,500 (raised to $550,000 in connection with his April 2011 salary increase);

(2)	Mr. Smith: $120,000;

(3)	Mr. Sparacio: $235,000;

(4)	Dr. Mandavia: $120,000;

(5)	Mr. Gilmore: $120,000 (raised to $162,500 in connection with his December 2011 salary increase); and

(6)	Mr. Bowers: $100,000

The Matrix Percentage Factor is the result of multiplying the “Revenue Factor” and the “EBITDAS Factor.” For all named executive officers, (i) the Revenue Factor is the company’s actual revenue growth rate less the targeted revenue growth rate multiplied by a 4.0 revenue weighting multiplier, and (ii) the EBITDAS Factor is the actual EBITDAS profit (gross margin less operating expenses, excluding depreciation, amortization, stock-based compensation and certain extraordinary charges) as a percentage of target EBITDAS profit multiplied by a 2.0 EBITDAS profit weighting multiplier. In each case, both the Revenue Factor and EBITDAS Factor minimum thresholds must be achieved to receive a payout under the 2011 VIP.

Under the 2011 VIP, no payments will be made unless the revenue is at least $304 million and the EBITDAS is at least $48.78 million. This represented a 16% increase over 2010 revenues and a 4% increase over 2010 operating profit.

As of January 17, 2012, the Company has not determined the 2011 actual revenue achievement or the EBITDAS achievement.

Amounts payable under the 2011 VIP are also subject to any company clawback or recoupment policy that may be put in place. The company has not yet, but currently intends to, adopt a clawback policy required under Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Equity Grants

We believe equity awards are an effective way to link individual compensation to individual contribution and company performance, and align the executives’ financial interests with those of our shareholders. Grants of equity to named executive officers generally consist of both stock options and restricted stock units, although the committee may issue grants comprised only of stock options or restricted stock units.

Generally, equity awards to named executive officers are made not more than once per fiscal year, usually following a review of the data and analysis provided by the committee’s consultant, as well as the appropriate year’s Individual Factors for each executive. While the committee generally grants equity-based compensation no more than once per year, it retains discretion to make additional awards to named executive officers for retention or promotion purposes, or to reward performance.

Consistent with company-wide expense control measures, no equity grants were made to Messrs. Smith, Bowers, or Mr. Gilmore in 2011. Mr. Goodwin was granted 40,000 restricted stock units in July 2011 for the purpose of retention, Dr. Mandavia was granted 13,000 restricted stock units in July 2011 for the purpose of promoting internal pay equity among executive officers, and, Mr. Sparacio who became our Chief Operating Office in June 2011 was granted 30,000 restricted stock units and 30,000 stock options in August 2011.

All grants of restricted stock units to named executive officers in 2011 vest on the third anniversary of the grant date, subject to the executive’s continued employment over that period. As of January 17, 2012, no equity grants have been made to named executive officers in 2012.

In July 2011, the compensation committee and the Board approved revised stock ownership guidelines for executive officers, which require that executives and vice presidents who report directly to the chief executive officer have a minimum ownership threshold amount of stock equal to one times base salary in the case of all vice presidents or executives who report directly to the CEO, and equal to 50% of the base salary for all other vice presidents or similar level executives. Stock ownership levels should be achieved by each executive within four years of the adoption of the guidelines or within four years of first appointment as an executive. Executives must show annual progress in acquiring ownership of shares, by acquiring shares with a value that equals 25% of target ownership each year over a four year period, for a total in the fourth year of 100% of target goal of one times base salary. The value of the shares held will be calculated at the end of each year using the average market price over the previous ninety days. Shares that count towards the ownership calculation include all shares directly or beneficially owned (including shares purchased on the open market, through our employee stock purchase plan, or upon settlement of restricted stock units or exercise of stock options), but do not include unvested shares of restricted stock or any unexercised stock options. All executives who were named executive officers as of December 31, 2011 and had served as full-time employees of SonoSite throughout 2011 were in compliance with these guidelines.

We do not have any program, plan or practice to time annual or ad hoc grants of equity-based awards in coordination with the release of material non-public information or otherwise. However, the committee does consider the impact of the compensation expense incurred by the company when determining the timing and amount of equity awards.

Awards of stock to insiders subject to Section 16 of the Securities Act of 1933 require the approval of the committee. All stock options awarded are priced at the “fair market value” which is defined in the 2005 Plan as the closing sales prices for SonoSite’s common stock on the Nasdaq Stock Market on the date of grant.

Our named executive officers, along with other key employees, are also subject to the company’s special trading policy, which restricts insiders’ trading in company stock to defined periods each quarter starting on the second day following the release of quarterly earnings to the fifteenth day prior to the end of a financial quarter. In addition, employees subject to this policy must receive written pre-clearance from our chief financial officer or vice president, legal affairs prior to conducting any trades. Purchases and sales of stock pursuant to pre-approved 10b5-1 trading plans and purchases pursuant to the company’s employee stock purchase plan are exempt from this policy. The company encourages executives to adopt 10b5-1 plans but does not require their use for all trading activity.

Change in Control Agreements

As of December 31, 2011, except in the case of a change in control of the company, the company is not obligated to pay severance or other enhanced benefits to any named executive officer upon termination of their employment. However, we have entered into change in control severance agreements with certain key employees, including the named executive officers. These are designed to promote stability and retention of senior management prior to and following a change in control and to align executive and shareholder interests by enabling executives to consider corporate transactions that are in the best interests of the shareholders and other constituents of the company without undue concern over whether the transactions may jeopardize the executives’ own employment. Information regarding these arrangements is provided in the section “Potential Payments Upon Termination or Change in Control.”

No material changes were made to the change in control severance agreements in 2011. With the exception of Mr. Sparacio’s change in control severance agreement, which was signed at the time he commenced employment in June 2011, all change in control severance agreements for the 2011 named executive officers were put into place prior to 2011.

Benefits

The company purchases annual life and disability insurance policies to provide individual coverage for the company’s senior executives, including its named executive officers. The change in control agreements with its executives (described below in the section “Payments Made Upon a Change in Control”) require SonoSite to provide insurance benefits to executives in the event of termination of employment following a change in control that are no less favorable than the benefits in effect on the date of the change in control. Because the company would not be able to maintain equivalent life and disability insurance policies under the existing group benefit plan for employees no longer employed following a change in control, new plans were purchased to ensure compliance with the provisions of the agreements if such benefits were required in the future. These plans will provide an equivalent level of life insurance and a higher cap on disability insurance benefits than the plans that are generally available to all employees. These benefits were implemented in 2007, and are still currently in effect at the same levels.

TAX CONSIDERATIONS

Deductibility of Executive Compensation

In making compensation decisions affecting the executive officers, the compensation committee considers our ability to deduct under applicable federal corporate income tax law compensation payments made to executives. Specifically, the committee considers the requirements and impact of Section 162(m) of the Internal Revenue Code, which generally disallows a tax deduction for annual compensation in excess of $1 million paid to our named executive officers. Certain compensation that qualifies under applicable tax regulations as “performance-based” compensation is specifically exempted from this deduction rule. The committee cannot assure that SonoSite will be able to fully deduct all amounts of compensation paid to persons who are named executive officers in the future. Further, because the committee believes it is important to preserve flexibility in designing its compensation programs, it has not adopted a policy that all compensation must qualify as deductible under Section 162(m). We believe that stock options granted to named executive officers under the 1998 Plan and 2005 Plan would qualify as “performance-based compensation” and therefore are Section 162(m) qualified. Restricted stock units with time-based vesting under the 2005 Plan are not Section 162(m) qualified. Awards under the 2011 VIP may qualify as deductible under Section 162(m) of the Internal Revenue Code, but discretionary bonus payments do not.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation that we paid to our chief executive officer, our chief financial officer, and each of our three other most highly compensated executive officers during the year ended December 31, 2011. Collectively, these are the “named executive officers”.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Kevin M. Goodwin (2)	2011	$550,000	—	$1,399,600	—	—	$13,991	$1,963,591
President and Chief Executive Officer	2010	$507,500	—	—	—	$654,168	$9,726	$1,171,394
	2009	$507,500	$203,000	—	—	—	$11,698	$722,198

Marcus Y. Smith (3) (8)	2011	$275,000	—	—	—	—	$10,395	$285,395
Senior Vice President, Chief Financial Officer and Treasurer	2010	$252,115	—	$732,250	—	$154,680	$6,165	$1,145,210

John W. Sparacio (4) (8) Chief Operating Officer	2011	$365,000	—	$858,900	$228,204	—	$8,804	$1,460,908

John S. Bowers, Jr. (5) (8)	2011	$240,000	—	—	—	—	$5,644	$245,644
Senior Vice President, U.S. and Canada Business Unit	2010	$240,000	$90,000	$267,100	—	—	$3,837	$600,937

James M. Gilmore (6)	2011	$325,000	—	—	—	—	$8,792	$333,792
Senior Vice President, Product Innovation and Delivery	2010	$240,000	—	$460,870	—	$154,680	$4,603	$860,153
	2009	$240,000	$50,000	—	—	—	$14,941	$304,941

Diku Mandavia, M.D. (7)	2011	$400,000	—	$454,870	—	—	$10,562	$865,432
Senior Vice President, Chief Medical Officer	2010	$338,463	—	$267,100	—	$154,680	$2,819	$763,062

(1)	The amounts included in the “Stock Awards” and “Option Awards” columns represent the grant-date fair value of the awards granted by the company in 2011 and 2010 related to stock awards and stock option awards granted to the named executive officers. No stock awards or stock option awards were granted to the named executive officers in 2009. For a description of valuation assumptions, see Note 11 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2011.

(2)	Mr. Goodwin’s All Other Compensation consists of $4,264 in 401(k) matching contributions and $9,726 for insurance premiums for 2011; $9,726 for insurance premiums for 2010; $1,972 in 401(k) matching contributions and $9,726 for insurance premiums for 2009.
(3)	Mr. Smith’s All Other Compensation consists of $4,231 in 401(k) matching contributions and $6,165 for insurance premiums for 2011; and $6,165 for insurance premiums for 2010.
(4)	Mr. Sparacio’s All Other Compensation consists of $2,527 in 401(k) matching contributions and $6,277 for insurance premiums for 2011.
(5)	Mr. Bowers’ All Other Compensation consists of $2,538 in 401(k) matching contributions and $3,105 for insurance premiums for 2011; and $3,837 for insurance premiums for 2010.
(6)	Mr. Gilmore’s All Other Compensation consists of $4,189 in 401(k) matching contributions and $4,603 for insurance premiums for 2011; $4,603 for insurance premiums for 2010; $10,212 in 401(k) matching contributions and $4,729 for insurance premiums for 2009.
(7)	Dr. Mandavia’s All Other Compensation consists of $6,635 in 401(k) matching contributions and $3,927 for insurance premiums for 2011; and $2,819 for insurance premiums for 2011.
(8)	Mr. Sparacio became our Chief Operating Officer in June 2011. Mr. Smith resigned as our Chief Financial Officer effective January 2, 2012. As of January 2011, Mr. Bowers was no longer designated an executive officer.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information regarding grants of equity and non-equity plan awards made to our Named Executive Officers during fiscal 2011:

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (3)	All Other Option Awards: Number of Securities Underlying Options (4)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (4)(5)
		Threshold	Target	Maximum (2)
Kevin M. Goodwin	07/19/2011	340,025	550,000	5,000,000	40,000	—	34.99	1,399,600
Marcus Y. Smith	—	80,400	120,000	5,000,000	—	—	—	—
John W. Sparacio	08/16/2011				30,000	30,000	28.63	1,087,104
John S. Bowers, Jr.	—	65,625	100,000	5,000,000	—	—	—	—
James M. Gilmore	—	80,400	165,000	5,000,000	—	—	—	—
Diku Mandavia, M.D.	07/19/2011	80,400	120,000	5,000,000	13,000	—	34.99	454,870

(1)	Amounts shown in these columns represent the range of possible cash payouts for bonus arrangements established in February 2011 under the 2011 VIP.
(2)	The terms of the 2011 VIP provide that no participant shall receive more than $5,000,000 under the 2011 VIP.
(3)	All such grants of restricted stock units vest fully on the third anniversary of the date of grant.
(4)	SonoSite calculates the option exercise price and the fair value of stock awards by using the closing price on the grant date.
(5)	The value of the stock and option awards has been computed in accordance with FASB Accounting Standards Codification (ASC) Topic 718, excluding the effect of estimated forfeitures. For a description of the valuation assumptions, see Note 11 to our financial statements in our Form 10-K for the year ended December 31, 2011.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers at the end of fiscal 2011.

		Option Awards				Stock Awards
Name	Grant Date (1)	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (2)	Vest Date of Stock Awards
Kevin M. Goodwin	04/29/03	31,059	—	—	$16.03	04/29/13	(3)	—	—	—
	03/01/06	60,000	—	—	$40.58	02/28/13	(3)	—	—	—
	11/20/08	112,500	—	37,500	$16.44	11/20/15	(4)	—	—	—
	07/19/11	—	—	—	—	—		40,000	$2,154,400	07/19/14	(5)
Marcus Y. Smith	08/13/07	15,000	—	—	$28.24	08/13/17	(3)	—	—	—
	11/20/08	14,063	4,687	—	$16.44	11/20/15	(4)	—	—	—
	09/01/09	10,000	10,000	—	$23.45	09/01/16	(4)	—	—	—
	08/10/10	—	—	—	—	—		25,000	$1,346,500	08/10/13	(5)
John W. Sparacio	08/16/11	—	30,000	—	28.63	8/16/2018	(4)	30,000	$1,615,800	08/16/14	(5)
James M. Gilmore	11/20/08	16,875	5,625	—	$16.44	11/20/15	(4)	—	—	—
	07/20/10	—	—	—	—	—		17,000	$915,620	07/20/13	(5)
Diku Mandavia, M.D.	10/26/09	—	—	—	—	—		2,500	$134,650	10/26/12	(5)
	02/09/10	—	—	—	—	—		10,000	$538,600	02/09/13	(5)
								13,000	$700,180	07/19/14	(5)

(1)	For a better understanding of the equity awards included in this table, we have provided the grant date.
(2)	The fair market value at December 31, 2011 is computed based on the closing market stock price per share of $53.86 on December 31, 2011.
(3)	All such options vest monthly from the date of grant, fully vesting in four years.
(4)	All such options vested 25% annually on the anniversary of the date of grant, fully vested in four years.
(5)	All such grants of restricted stock units vest fully on the third anniversary of the date of grant.

Options Exercises and Stock Vested

The following table sets forth information regarding options exercised and shares of common stock acquired upon vesting by our Named Executive Officers during fiscal 2011:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
Kevin M. Goodwin	—	—	50,000	$2,031,250
Marcus Y. Smith	—	—	6,250	$253,906
John W. Sparacio	—	—	—	—
John S. Bowers, Jr.	18,750	$181,011	2,500	$71,938
James M. Gilmore	—	—	7,500	$304,688
Diku Mandavia, M.D.	—	—

(1)	Value is determined by multiplying the number of awards vested by the market price on the vest date.

PENSION BENEFITS

We do not maintain a defined benefits plan, cash balance plan or supplemental executive retirement plan for our named executive officers.

NONQUALIFIED DEFERRED COMPENSATION

We do not maintain a nonqualified deferred compensation plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

As of the year ended December 31, 2011, we have entered into Senior Management Employment Agreements (the “Agreements”) with each of our named executive officers and certain other company officers. These Agreements are substantially similar to each other and provide for payments and/or benefits (a) upon a change in control, and (b) upon certain terminations of employment thereafter, as described below. In addition, our 2005 Plan provides for equity acceleration upon a change in control as detailed below.

In May 2010, Anil Amlani entered into an employment agreement with VisualSonics Inc., which the Company assumed in connection with our acquisition of VisualSonics Inc. (the “2010 Employment Agreement”). Mr. Amlani became our Chief Financial Officer effective January 2, 2012. Under the 2010 Employment Agreement, if Mr. Amlani is terminated without cause (as such term is defined in the 2010 Employment Agreement), he will be entitled to (x) a lump sum payment of twelve (12) months’ base salary, as then in effect, plus one (1) additional month of base salary for each year of completed service with VisualSonics, Inc. and (y) the continuation of group benefits coverage for the minimum period required under applicable law. Mr. Amlani’s outstanding options and restricted stock units under the 2010 Plan are subject to accelerated vesting upon the Purchaser’s initial acceptance for payment of shares tendered pursuant to the tender offer. Mr. Amlani has not entered into a senior management employment agreement with the Company.

Payments upon Change in Control. Pursuant to outstanding equity award agreements, all outstanding stock options and restricted stock units held by executives vest in full upon a “Change in Control”, as that term is defined in our 2005 Plan. Under our 2005 Plan, upon a Change in Control, each outstanding unvested option will automatically vest and become exercisable and all restrictions on shares of restricted stock and restricted stock units will lapse. These acceleration provisions apply to outstanding equity awards issued to all employees.

In addition, pursuant to the Agreements, following a Change in Control our executives are guaranteed during the term of such Agreements (a) an annual salary no less than the annual salary in effect immediately prior to the Change in Control, (b) an annual bonus opportunity in an amount no less than the average of the executive’s three annual bonuses paid in the three years prior to the Change in Control, (c) equivalent employee benefits and (d) in the event of the executive’s death or disability, up to 24 months’ continued welfare benefits for the executive and his or her dependents, as applicable.

For these purposes, a Change in Control is deemed to occur upon (a) a merger in which SonoSite is not the surviving entity, (b) the sale of substantially all of the assets of SonoSite, (c) the acquisition of a controlling interest in our shares by any person, (d) a dissolution or liquidation, or (e) a change in our incumbent directors through contested board elections.

Payments upon Involuntary Termination following a Change in Control. In the event of an involuntary termination (meaning a termination of employment by SonoSite without “Cause” or by the executive for “Good Reason”) following a Change in Control, the executive is entitled to receive the following:

(a) a lump sum payment equal to twice the executive’s then current annual salary or the annual salary immediately prior to the Change in Control, whichever is higher,

(b) a lump sum payment equal to twice the percentage of the executive’s annual salary paid as a bonus for the fiscal year immediately preceding the Change in Control or, if no such bonus has been paid or determined, 100% of the executive’s target bonus for the most recent fiscal year prior to the Change in Control, and

(c) 12 months’ continued life, disability, medical, dental, and vision benefits for the executive and his or her dependents.

In addition, the executive is entitled to a gross-up for any excess parachute payment excise taxes, if the payments or benefits under the Agreement, together with any other benefits, trigger such excise taxes.

Receipt of severance payments is contingent on (a) compliance with a 12-month non-solicit of employees obligation (such 12-month period commencing on the date of termination), (b) execution and non-revocation of a waiver and release of claims, and (c) continued compliance with proprietary information agreements.

For these purposes, Cause will be deemed to occur upon an executive’s willful misconduct, felonious conduct, or an unreasonable refusal to perform his or her duties. Good Reason will be deemed to occur upon (a) an executive’s assignment of duties inconsistent with the executive’s position, (b) a material reduction in an executive’s base salary or benefits, (c) a relocation of more than 25 miles, or (d) a breach of the executive’s employment agreement with us.

Other Provisions of the Agreements. Each Agreement provides for an initial term of two years, with automatic renewal for successive two-year terms on each annual anniversary date of the Agreement, unless earlier terminated. If a Change in Control occurs, however, each Agreement will expire two years after the Change in Control, unless earlier terminated. Each Agreement may be earlier terminated (a) prior to a Change in Control, by us upon 30 days’ prior written notice, so long as a Change in Control does not occur prior to the termination date set forth in the notice; (b) prior to a Change in Control, by the executive upon 30 days’ prior written notice, whether or not a Change in Control occurs prior to the termination date set forth in the notice; and (c) after a Change in Control, by us or the executive upon 30 days prior written notice. Notwithstanding the foregoing, once benefits have been triggered under the Agreements, termination of the Agreements does not terminate continuation of the benefits required to be provided under the Agreements.

The table below shows as of December 31, 2011, the value of payments and benefits our named executive officers are entitled to receive upon a Change in Control or in connection with certain terminations of employment thereafter.

The table below shows as of December 31, 2011, the value of payments and benefits our named executive officers are entitled to receive upon a Change in Control or in connection with certain terminations of employment thereafter.

Post Termination or Change in Control Incremental Value Transfer

The table below shows as of December 31, 2011, the value of payments and benefits our named executive officers are entitled to receive upon a Change in Control or in connection with certain terminations of employment thereafter.

Post Termination or Change in Control Incremental Value Transfer

		Change in Control (4)	Involuntary Termination Following Change in Control (5)	Death or Disability Following a Change in Control (5)
Kevin M. Goodwin	Salary/Bonus	$—	$2,517,901	$—
	Benefits	$—	$24,300	$30,000
	Equity Acceleration (2)	$3,557,650	$—	$—
	Tax Gross-Up (3)	$—	$—	$—
	Total	$3,557,650	$2,542,201	$30,000
Marcus Y. Smith (6)	Salary/Bonus (1)	$—	$790,000	$—
	Benefits	$—	$25,774	$30,000
	Equity Acceleration (2)	$1,831,594	$—	$—
	Tax Gross-Up (3)	$—	$—	$—
	Total	$1,831,594	$815,774	$30,000
John W. Sparacio (7)	Salary/Bonus	$—	$1,200,000	$—
	Benefits	$—	$12,252	$20,000
	Equity Acceleration (2)	$2,372,700	$—	$—
	Tax Gross-Up (3)	$—	$647,183	$—
	Total	$2,372,700	$1,859,435	$20,000
James M. Gilmore	Salary/Bonus	$—	$1,068,925	$—
	Benefits	$—	$24,171	$30,000
	Equity Acceleration (2)	$1,126,108	$—	$—
	Tax Gross-Up (3)	$—	$—	$—
	Total	$1,126,108	$1,093,096	$30,000
Diku Mandavia, M.D.	Salary/Bonus	$—	$1,165,606	$—
	Benefits	$—	$25,258	$30,000
	Equity Acceleration (2)	$1,373,430	$—	$—
	Tax Gross-Up (3)	$—	$719,875	$—
	Total	$1,373,430	$1,910,739	$30,000

(1)	Mr. Smith’s cash severance reflects the terms of the transition and separation agreement described below.
(2)	Amount reflects $53.86 minus the exercise price for stock options and $53.86 multiplied by the number of shares covered by each accelerating restricted stock unit award. $53.86 was the per share closing price of our common stock on December 30, 2011. The amount for Mr. Smith reflects the terms of the transition and separation agreement described below with respect to the accelerated awards.
(3)	The following assumptions were used for purposes of calculating the excess parachute payment tax gross-up: (1) a December 31, 2011 change in control and termination of employment, (2) 0.20% and 1.27% short- and mid-term present value factors, (3) a 1.89% risk free rate, (4) 34% stock option volatility, (5) 90-day remaining life on stock options, (6) all payments made in 2011 are assumed to have been made in the ordinary course of business, and (7) payments and benefits are subject to a 36.45% tax (combined federal income and Medicare) plus additional state taxes (0% in Washington, 10.3% in CA, as applicable). In addition, the gross-up calculation may ignore many personal income tax adjustment items such as deduction phase-outs and effect of alternative minimum taxation.
(4)	In the event of a Change in Control, our executives are guaranteed during the term of such Agreements (a) an annual salary no less than the annual salary in effect immediately prior to the Change in Control, (b) an annual bonus opportunity in an amount no less than the average of the executive’s three annual bonuses paid in the three years prior to the Change in Control.
(5)	In the event of an “Involuntary Termination Following Change in Control” and “Death or Disability Following a Change in Control,” named executive officers previously would have received the equity acceleration listed under “Change in Control.” The tax gross-up associated with the value of the equity acceleration shown under “Change in Control,” if any, is included in the tax gross-up in these columns. No named executive officer would be paid a gross-up solely because of the occurrence of acceleration of outstanding equity awards due to a Change in Control.
(6)	Mr. Smith resigned as our Chief Financial Officer effective as of January 2, 2012. Additional details regarding the terms of his resignation and transition are described below.
(7)	Mr. Sparacio was appointed our Chief Operating Officer on June 29, 2011.

Mr. Smith resigned as our Chief Financial Officer effective as of January 2, 2012. Pursuant to a letter agreement regarding the terms of Mr. Smith’s transition and separation, dated as of December 27, 2011 (the “Interim Agreement”), if, by June 1, 2012, the Company consummates a Change in Control (as defined in that certain Amended and Restated Senior Management Employment Agreement between the Company and Mr. Smith, effective as of December 31, 2008 (the “Smith Employment Agreement”)), including the tender offer, we have agreed to provide Mr. Smith with the following separation benefits:

•	a lump sum payment equal to two years of Mr. Smith’s annual base salary plus two times Mr. Smith’s annual target bonus for 2011, which together aggregate $790,000,

•	12 months of company-paid COBRA health insurance premiums,

•	full acceleration of Mr. Smith’s outstanding unvested 25,000 restricted stock units and 14,687 stock options,

•	a lump sum payment of $1,350,000 in exchange for the cancellation of all restricted stock units held by Mr. Smith,

•	a lump sum payment of $1,701,750 in exchange for the cancellation of all stock options held by Mr. Smith, and

•	other separation benefits set forth in paragraph 5 of the Smith Employment Agreement, to the extent not inconsistent with the Interim Agreement

Pursuant to the Interim Agreement, if by June 1, 2012, a Change in Control has not occurred, the Company will provide Mr. Smith with the following:

•	a lump sum payment of $137,500, which equals 6 months of Mr. Smith’s annual base salary, and

•	6 months of company-paid COBRA health insurance premiums

In addition, the Interim Agreement contains a general release of claims in favor of us.

GOLDEN PARACHUTE COMPENSATION

Background

Messrs. Goodwin, Smith, Sparacio, Gilmore, and Mandavia are the Company’s named executive officers for fiscal year 2011 (“2011 Named Executive Officers”) and Mr. Amlani became our Chief Financial Officer as of January 2, 2012 (together with the 2011 Named Executive Officers, the “Executive Officers”). The Company has (a) entered into Senior Management Employment Agreements with the Named Executive Officers (“Senior Management Employment Agreements”) except for Mr. Amlani, (b) entered into an Interim Agreement with Mr. Smith and (c) in connection with the Company’s acquisition of VisualSonics, assumed the 2010 Employment Agreement between VisualSonics and Mr. Amlani. In addition, beginning on December 9, 2011, representatives of FUJI have had discussions with certain executive officers of the Company regarding their continued service with the Company following the Effective Time of the Merger. These discussions between representatives of FUJI and these executives have continued following the execution of the Merger Agreement, and may result in the execution of new employment agreements that would become effective as of and subject to the closing of the Merger.

Aggregate Amounts of Potential Compensation

The table below summarizes potential payments and benefits that an Executive Officer could be entitled to receive from the Company if the tender offer is consummated and, for certain payments and benefits (including the value of payments made with respect to the cash out of the stock options and restricted stock units) upon the Appointment Time or if the Executive Officer incurs certain terminations of employment, as discussed below. Please note that the amounts indicated below are estimates based on multiple assumptions that may or may not actually occur, including assumptions described herein. Some of these assumptions are based on information not currently available and, as a result, the actual amounts, if any, to be received by an Executive Officer may differ in material respects from the amounts set forth below.

For purposes of calculating such potential amounts, we have assumed an Appointment Time of January 31, 2012, including with respect to calculating the portion of equity awards subject to accelerated vesting, and except for Mr. Smith, have further assumed that each Executive Officer incurs a termination of his or her employment without “cause” or for “good reason” (as applicable) on such date that would entitle them to the benefits set forth in the table below.

GOLDEN PARACHUTE COMPENSATION

Name	Cash ($)(1)	Equity ($)(2)	Perquisites/ Benefits ($)(3)	Tax Reimbursement ($)(4)	Total ($)
Kevin Goodwin,	$2,200,000	$3,568,500	$24,300	N/A	$5,792,800
Chief Executive Officer and President

Anil Amlani,	$469,425	$6,450,171	$1,275	N/A	$6,920,871
Chief Financial Officer

Marcus Y. Smith,	$790,000	$1,831,594	$25,774	N/A	$2,647,368
Former Chief Financial Officer

John W. Sparacio,	$1,200,000	$2,381,100	$12,252	$633,335	$4,226,687
Chief Operating Officer

James M. Gilmore,	$975,000	$1,129,275	$24,171	N/A	$2,128,446
Senior Vice President, Product Innovation and Delivery

Diku Mandavia, M.D.,	$1,040,000	$1,377,000	$25,258	$583,719	$3,025,977
Senior Vice President and Chief Medical Officer

(1)	Amounts in this column represent the cash severance payments under the Company’s Senior Management Employment Agreements, if the Executive Officer is terminated without “cause” or voluntarily terminates for “good reason,” (i.e., “double-trigger” severance payments) following a “change in control.” Payment would be contingent upon the executive’s (a) compliance with a 12-month non-solicit of employees obligation (such 12-month period commencing on the date of termination), (b) execution and non-revocation of a waiver and release of claims, and (c) continued compliance with a proprietary information agreement with the Company. Severance would be paid as a cash lump sum within 60 days of the employment termination date, in an amount equal to the sum of (x) twice the executive’s then current annual salary or the annual salary immediately prior to the “change in control”, whichever is higher, and (b) twice the percentage of the executive’s annual salary paid as a bonus for the fiscal year immediately preceding the “change in control” or, if no such bonus has been paid or determined, 100% of the executive’s target bonus for the most recent fiscal year prior to the “change in control.” For Mr. Smith only, the amount in this column represents the cash severance payment under the Interim Agreement, if, following Mr. Smith’s termination of employment, the closing of the Merger occurs prior to June 1, 2012. The double trigger severance payment would be paid within 30 days of the Appointment Time as a cash lump sum equal to two years of Mr. Smith’s annual base salary plus two times Mr. Smith’s annual target bonus for 2011. Payment would be contingent upon Mr. Smith signing a general release and waiver of claims and upon his cooperative and diligent provision of “transition services.” For Mr. Amlani only, the amount in this column represents the cash severance payment under the 2010 Employment Agreement of 12 month’s base salary plus one additional month of base salary for each year of completed service with VisualSonics Mr. Amlani would be entitled to if he is terminated without “cause.” Payment would be contingent upon Mr. Amlani signing a release in a form acceptable to the Company. Mr. Amlani’s cash severance was converted using the exchange rate of 1 CDN: 0.98042 USD as of January 6, 2012.
(2)	Amounts in this column represent cash to be received in respect of stock options and restricted stock units whose vesting will accelerate (i.e., “single-trigger” acceleration) at the Appointment Time. Pursuant to the Merger Agreement, all stock options and restricted stock units that are unvested and outstanding as of the Appointment Time will automatically accelerate in full and be entitled to a cash payment as described below and a termination of employment is not required before payment of these amounts can occur. The payment for stock options will be in an amount (subject to tax withholding, if applicable) equal to the product of (x) the aggregate number of shares of common stock of the Company subject to such options and (y) the excess, if any, of the tender offer price of $54.00 over the per share exercise price of each stock option and will be made within 10 days following the Appointment Time. The value of the “single-trigger” vesting acceleration for stock options for Mr. Goodwin is $1,408,500, for Mr. Amlani is $1,723,281, for Mr. Sparacio is $761,100, for Mr. Gilmore is $211,275, and for Mr. Mandavia is $0. The payment will be in an amount (subject to tax withholding, if applicable) equal to the product of (x) the aggregate number of shares of common stock of the Company subject to such stock options and (y) the tender offer price $54.00, payable within 10 days following the Appointment Time. The value of the “single-trigger” vesting acceleration for restricted stock units for Mr. Goodwin is $2,160,000, for Mr. Amlani is $4,726,890, for Mr. Sparacio is $1,620,000, for Mr. Gilmore is $918,000, and for Mr. Mandavia is $1,377,000. For Mr. Smith only, pursuant to the Interim Agreement, if, following Mr. Smith’s termination of employment with the Company, the closing of the Merger occurs prior to June 1, 2012, Mr. Smith will receive the treatment provided for in the Merger Agreement (as described above) applied to the outstanding stock options and restricted stock units held by him (i.e., “double-trigger acceleration). The value of the “double-trigger” vesting acceleration for stock options for Mr. Smith is $481,594 and the value of the “double-trigger” vesting acceleration for restricted stock units for Mr. Smith is $1,350,000.
(3)	Amounts in this column represent the estimated value of payments for continuation of medical coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) for 12 months, to which the Executive Officer would be entitled under the Company’s Senior Management Employment Agreement if, the Executive Officer is terminated without “cause” or voluntarily terminates for “good reason,” (i.e., “double-trigger” COBRA payments) following a “change in control”. For Mr. Smith only, pursuant to the Interim Agreement, if, following Mr. Smith’s termination of employment with the Company, the closing of the Merger occurs prior to June 1, 2012, the amount in this column represents the estimated value of the 12 month “double-trigger” COBRA payments he will be entitled to receive. For Mr. Amlani only, the amount in this column represents the estimated value for the continuation of group benefits coverage for the minimum period required under applicable law, to which Mr. Amlani would be entitled under the 2010 Employment Agreement if he is terminated without “cause.”

(4)	Amounts in this column represent the estimated value of payments for the gross-up of any excess parachute payment excise taxes, if the “double-trigger” payments or benefits under the Senior Management Employment Agreement, together with any other benefits, trigger such excise taxes for the Executive Officers (i.e., “double-trigger” gross-up payment). For Mr. Smith only, pursuant to the Interim Agreement if, following Mr. Smith’s termination of employment with the Company, the Closing of the Merger occurs prior to June 1, 2012, the amount in the column represents the estimated value of the “double-trigger” gross-up payment Mr. Smith would be entitled to, if the “double-trigger” severance and COBRA payments under the Interim Agreement, together with any other benefits, trigger such excise taxes.

NON-EMPLOYEE DIRECTOR COMPENSATION

We use a combination of cash and stock-based incentive compensation to compensate our board members. In early 2011, the compensation committee reassessed director cash and equity compensation in light of market data from comparable companies. Based upon this analysis and as more fully described below, the committee decided to adjust director compensation, beginning in 2011, by (1) changing the cash portion of compensation to an annual retainer, without additional payments for committee membership or meeting attendance, and (2) moving to an equity award structure in which the number of shares subject to awards are determined based upon a specified dollar value on the date of grant (rather than based upon pre-established share numbers).

Cash Compensation

Directors who are our employees do not receive any fee for their services as directors.

In 2011, nonemployee directors were paid an annual retainer of $50,000. Additionally, annual retainers were paid for the following chairpersons: audit committee: $20,000, compensation committee: $10,000, nominating and corporate governance committee: $5,000 and transaction committee: $5,000. Any nonemployee director serving as chairman of the board was paid an additional annual retainer of $50,000. No additional amounts will be paid for committee memberships or attendance at committee meetings. We continued to reimburse directors for their reasonable travel expenses for board meeting attendance.

Stock Program

Directors are eligible to receive restricted stock and stock options under our 2005 Plan.

In 2011, each nonemployee director automatically received restricted stock units valued at $70,000 on the date of his or her initial election or appointment as director. Thereafter, each nonemployee director, including the chairperson, received restricted stock units valued at $70,000 immediately following the next year’s annual meeting of shareholders (provided such directors did not receive an initial grant upon appointment to the board of directors in that same year), and following each annual meeting of shareholders thereafter for as long as the director serves on our board. The valuation of restricted stock units for each grant was based upon the company’s stock price on the date of grant. All restricted stock units granted to directors after 2010 immediately vest on the date of grant.

In August 2010, upon Mr. Cramer’s announcement of his resignation, the Board approved a resolution to provide for the accelerated vesting of 10,000 of Mr. Cramer’s outstanding restricted stock units in recognition of his efforts on behalf of the company. The restricted stock units vested immediately prior to the 2011 annual meeting of shareholders.

Stock Ownership Guidelines

In July 2011, the Board revised the stock ownership guidelines for directors to provide for the following guidelines:

(a) For each non-employee directors, stock ownership of at least three times the annual retainer paid to such director;

(b) For each employee director, stock ownership of at least three times the annual base salary paid to such director; and

(c) all directors should achieve compliance with the guidelines within four years after approval of the guidelines.

Fiscal Year 2011 Director Compensation

The following table summarizes non-employee director compensation during fiscal year 2011:

Name (1)	Fees Earned Or Paid In Cash	Stock Awards (2)	Option Awards (3)	Total
Kirby L. Cramer (4)	$13,517	$—	—	$13,517
Carmen L. Diersen	$51,542	$70,011	—	$121,553
Steven R. Goldstein, M.D.	$46,947	$70,011	—	$116,958
Paul V. Haack	$66,164	$70,011	—	$136,175
Robert G. Hauser, M.D.	$91,300	$70,011	—	$161,311
Rodney F. Hochman, M.D.	$46,056	$70,011	—	$116,067
Richard O. Martin, Ph.D.	$53,542	$70,011	—	$123,553
William G. Parzybok, Jr.	$56,056	$70,011	—	$126,067

(1)	Kevin Goodwin, our president and chief executive officer, is not included in this table as he is an employee of the company and thus receives no compensation for his service as a director. The compensation received by Mr. Goodwin as an employee is shown in the Summary Compensation Table.
(2)	The amounts included in the “Stock Awards” column represent the grant-date fair value of the awards granted by the company in 2010 related to stock awards granted to directors. As of the end of fiscal year 2011, the directors had the following restricted stock unit awards outstanding: Ms. Diersen: 4,999; Dr. Goldstein: 4,999; Mr. Haack: 4,999; Dr. Hauser: 9,999; Dr. Hochman: 4,999; Dr. Martin: 4,999 and Mr. Parzybok: 4,999.
(3)	As of the end of fiscal year 2011, the directors had the following stock option awards outstanding: Ms. Diersen: 35,000; Dr. Goldstein: 65,000; Mr. Haack: 25,000; Dr. Hauser: 45,000; Dr. Hochman: 0; Dr. Martin: 0 and Mr. Parzybok: 42,201.
(4)	Mr. Cramer retired from our Board in April 2011.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

All members of the compensation committee are independent directors, and none of them serves as a member of a compensation committee (or equivalent) or board of directors of any entity that has one or more executive officers serving as a member of our compensation committee or board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

•

Except as otherwise noted, the following table summarizes information regarding the beneficial ownership of our outstanding common stock as of March 6, 2012, for each person or group that we know owns more than 5% of the common stock,

•	each of our directors,

•	each of our current and former executive officers named in the summary compensation table, and

•	all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with rules of the SEC and includes shares over which the indicated beneficial owner exercises voting or investment power. Shares of common stock subject to options currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding the options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power with respect to the number of shares listed opposite their names. As of March 6, 2012, 14,117,149 shares of common stock were outstanding. The current officers and directors in the following table can be reached at our principal offices.

Name and Address of Beneficial Owner	Number of Shares Owned	Percent of Shares Beneficially Owned
FUJIFILM Holdings Corporation and affiliated entities (1)	12,697,279	89.9%
7-3 Akasaka 9-chome, Minato-ku, Tokyo 107-0052, Japan
Kevin M. Goodwin	—	*
James M. Gilmore	—	*
Marcus Y. Smith (2)	—	*
Anil Amlani (3)	—	*
Paul V. Haack	—	*
John W. Sparacio (4)	—	*
Richard O. Martin, Ph.D.	—	*
Rodney F. Hochman, M.D.	—	*
Diku Mandavia, M.D.	—	*
Kouichi Tamai (5)	—	*
Toru Takahashi (5)	—	*
Ryutaro Hosoda (5)	—	*
Naohiro Fujitani (5)	—	*
Kenji Sukeno (5)	—	*
All current directors and named executive officers as a group (13 people)	—	*

*	Less than one percent.
(1)	Based on publicly available information contained in a Schedule 13D/A, filed with the SEC on February 27, 2012.
(2)	Mr. Smith resigned as our Chief Financial Officer effective as of January 2, 2012.
(3)	Mr. Amlani was appointed as our Chief Financial Officer effective as of January 2, 2012.
(4)	Mr. Sparacio was appointed as our Chief Operating Officer on June 29, 2011.
(5)	Each of Mr. Kouichi Tamai, Mr. Toru Takahashi, Mr. Ryutaro Hosoda, Mr. Naohiro Fujitani, and Mr. Kenji Sukeno was appointed as our director effective as of February 16, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities may be issued to employees, directors, consultants, advisors or other persons in exchange for consideration in the form of services as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, restricted stock units, warrants and rights (a)		Weighted-average exercise price of outstanding options, restricted stock units, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,159,042	(1)	$16.16	62,836
Equity compensation plans not approved by security holders	630,982	(2)	$13.37	—

Total	1,790,024		$15.18	62,836

(1)	Issuable under our 1998 Stock Option Plan, Management Incentive Compensation Plan, Nonemployee Director Stock Option Adjustment Plan and 2005 Stock Incentive Plan. The plans are described in Note 11 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
(2)	Issuable under our 1998 Nonofficer Employee Stock Option Plan and 2010 Equity Incentive Plan as described in Note 11 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Also includes 70,000 options outside of all plans issued to corporate officers, which are also described in Note 11 to the Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company recognizes that transactions between the Company and any of its directors or executives can present potential or actual conflicts of interest and create the appearance that Company decisions are based on considerations other than the best interests of the Company and its shareholders. Nevertheless, the Company recognizes that there are situations where such transactions may be in, or may not be inconsistent with, the best interests of the Company. Therefore, pursuant to the requirements of its charter, the Audit Committee of the Board of Directors (the “Board”) reviews and, if appropriate, approves or ratifies any such transactions in which the Company is or will be a participant, and in which any of the Company’s directors or executives had, has or will have a direct or indirect material interest. The committee will only approve or ratify those transactions that are in, or are not inconsistent with, the best interests of the company and its shareholders, as the committee determines in good faith.

Change in Control Agreements With our Executive Officers. We have entered into change in control agreements with our named executive officers. See “Potential Payments Upon Termination or Change In Control.”

Indemnification Agreements. Our articles of incorporation and bylaws allow us to indemnify our officers and directors to the fullest extent permitted by the Washington Business Corporation Act. In addition, our articles provide the company with the authority to purchase director and officer liability insurance to meet these obligations. We currently provide such insurance and intend to maintain it.

In addition, we have entered into indemnification agreements with our directors and key executives, including our named executive officers. These agreements require us to advance fees and expenses incurred by a director or officer in defense of a legal proceeding brought against him or her as a result of actions performed as a director or officer. The advancement of such costs is conditioned upon the director or officer providing to us an undertaking stating that such costs will be repaid to us if there is a final adjudication by a court that the individual is not entitled to such indemnification. The agreement obligates us to pay any damages, losses, and claims resulting from such legal proceeding, with the exception of actions, claims or proceedings (i) in which the director or officer is adjudged liable to us; (ii) in which the director or officer is adjudged liable on the basis that personal benefit was improperly received by the director or officer (for example, insider trading and short swing trading under Section 16); (iii) in which the director or officer is adjudged to have engaged in intentional misconduct or a knowing violation of law; or (iv) if we are otherwise prohibited by applicable law from paying such indemnification.

Related Party Transactions in 2011. During fiscal 2011, Swedish Medical Center (“Swedish”) purchased $358,001 of our ultrasound products and related accessories. One of the company’s directors, Rodney F. Hochman, M.D., is Chief Executive Officer of Swedish. These purchases were made in the ordinary course of business on commercially reasonable terms.

We are a principal owner of Carticept Medical, Inc. (“Carticept”), and Kevin Goodwin, our CEO and one of our directors, sits on the board of directors of Carticept. Carticept also distributed our products in certain U.S. medical specialties in 2011.

Merger Agreement with FUJI and Purchaser. The Merger Agreement governs the contractual rights between us, FUJI and Purchaser in relation to the tender offer and the Merger. It is not intended to provide any other factual information about the parties. The representations, warranties and covenants set forth in the Merger Agreement (1) were made solely for purposes of the Merger Agreement and solely for the benefit of the contracting parties, (2) may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made to FUJI and Purchaser in connection with the Merger Agreement, (3) will not survive consummation of the Merger, (4) are qualified in certain circumstances by a materiality standard which may differ from what may be viewed as material by investors, (5) were made only as of the date of the Merger Agreement or such other date as is specified in the Merger Agreement, and (6) may have been included in the Merger Agreement for the purpose of allocating risk between the parties rather than establishing matters as facts. Investors are not third party beneficiaries under the Merger Agreement, and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or conditions of the parties. Moreover, information concerning the subject matter of the representation and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in subsequent public disclosure.

Confidentiality Agreement with FUJI. We entered into a letter agreement with FUJIFILM on August 26, 2011 (the “Confidentiality Agreement”). Under the terms of the Confidentiality Agreement, we and FUJIFILM agreed to furnish the other party, on a confidential basis, with certain information concerning their respective businesses in connection with the evaluation of a possible transaction between us and FUJI. The parties also agreed to limitations on the use or benefit of the confidential information exchanged.

Loan Agreement with FUJI. We entered into a Loan Agreement with FUJIFILM Holdings America Corporation, an affiliate of FUJI (“FUJI America”), on February 21, 2012 (the “Loan Agreement”). Pursuant to the Loan Agreement, we received proceeds of $68,144,900 from FUJI America. The proceeds were solely used to finance our obligations with respect to the termination of our outstanding options and restricted stock units, as described in Sections 7.9(a) and (b) of the Merger Agreement, and to pay any of our costs and expenses related thereto (the “Loan”). The Loan, together with all accrued and unpaid interest, is payable at the option of FUJI America upon written notice to us at any time after the closing of the Merger.

Pursuant to the terms of the Loan Agreement, (a) during the period beginning on the date of the Loan Agreement and ending on March 31, 2012 (the “Initial Period”), the interest rate per annum (on the basis of a 360-day year) shall equal to the offered rate on a page or service that displays an average British Bankers’ Association LIBOR Rate for deposits in United States dollars (for delivery on the date of the Loan Agreement in London) with a term beginning on the date of the Loan Agreement and ending on March 31, 2012, determined at or about 11:00 a.m. (London time) on the date of the Loan Agreement), plus 0.8% and (b) following the Initial Period and for each successive three-month periods ending on June 30, September 30, December 31 and March 31 of each year (each, an “Interest Period”), the interest rate per annum (on the basis of a 360-day year) shall equal to the offered rate on a page or service that displays an average British Bankers’ Association LIBOR Rate for deposits in United States dollars (for delivery on the first business day in New York and that is also a business day in London immediately before the first day of such Interest Period) with a term of three months, determined at or about 11:00 a.m. (London time) on the relevant date, plus 0.8%.

The Loan Agreement specifies events of default customary to facilities of its type, including any non-payment of principal, interest or other amounts, misrepresentation of representations and warranties, or other material breach of the Loan Agreement. Upon the occurrence of an event of default, the payments by us of all of our outstanding obligations may be accelerated, and FUJI America’s commitment under the Loan Agreement may be terminated.

Director Independence

In accordance with the Merger Agreement, following the consummation of the tender offer, on February 16, 2012, each of Carmen L. Diersen, Steven R. Goldstein, M.D., William G. Parzybok, Jr. and Robert G. Hauser, M.D. resigned from our Board. At the time of their resignations, Ms. Diersen was a member of the Nominating and Corporate Governance Committee, Dr. Goldstein, Mr. Parzybok and Dr. Hauser were members of the Compensation Committee, and Ms. Diersen was a member of the Audit Committee. Also on February 16, 2012, the following designees of Purchaser were appointed to our Board to fill the vacancies created by the resignations of the above-listed directors: Kouichi Tamai, Toru Takahashi, Ryutaro Hosoda, Naohiro Fujitani and Kenji Sukeno.

With the director resignations and appointments on February 16, 2012, Messrs. Haack, Hochman and Martin are the only Directors who meet the “independence” standards as defined under Nasdaq Listing Rule 5605(b)(1); as a result, we are no longer in compliance with the Board composition requirements of Nasdaq Listing Rule 5605(b)(1). On February 17, 2012, we sent a letter to Nasdaq notifying Nasdaq of the foregoing facts. On February 22, 2012, we received a letter from Nasdaq stating that, as a result of the director resignations and appointments, we no longer comply with the majority independent board requirement for continued listing. On March 2, 2012, we sent a letter to Nasdaq notifying Nasdaq that (a) we are a “controlled company” as such term is defined in NASDAQ Listing Rule 5615(c)(1) and that (b) due to the “controlled company” status, we are seeking exemption with regard to the majority independent board requirements of NASDAQ Listing Rule 5605(b)(1). On March 7, 2012, we received a letter from Nasdaq stating that, given our “controlled company” status, we are deemed to be in compliance with Nasdaq Listing Rule 5605(b)(1). We expect that as a result of the Merger, our common stock will cease to be traded on the NASDAQ Global Select Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

FEE DISCLOSURES

The following chart shows the aggregate KPMG LLP fees for professional services in the named categories for the years ended December 31, 2011 and December 31, 2010:

	Fiscal Year 2011	Fiscal Year 2010
Audit fees (1)	$2,063,000	$2,250,000
Tax fees (2)	$163,000	$157,000

Total	$2,226,000	$2,407,000

(1)	Audit fees consisted of professional services rendered in connection with the audit of SonoSite’s annual financial statements, audit of SonoSite’s internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, reviews of the consolidated financial statements included in SonoSite’s quarterly reports on Form 10-Q, fees for the statutory audit of the U.K. subsidiary, professional services rendered in connection with documents filed with the SEC, and auditing procedures covering SonoSite’s acquisitions of VisualSonics in 2010 and CardioDynamics International Corporation in 2009.
(2)	Tax fees consisted of consultations on various tax matters.

PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES

The audit committee’s charter provides that the committee meets and pre-approves all audit services and all permissible non-audit services to be performed for SonoSite by its independent registered public accounting firm. Our audit committee has determined that KPMG LLP’s rendering of all other non-audit services is compatible with maintaining auditor independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1)	Financial Statements—See “Index to Financial Statements” under Item 8 of this Report.

(2)	Financial Statement Schedule—Schedule II Valuation and Qualifying Accounts.

Schedule II

Valuation and Qualifying Accounts

	Beginning of year (1)	Expenses and adjustments	Write-offs	End of year (1)
	(in thousands)
Accounts Receivable Allowances
Year ended December 31, 2011	$932	$135	$(53)	$1,014
Year ended December 31, 2010	$1,388	$(311)	$(145)	$932
Year ended December 31, 2009	$2,190	$(266)	$(536)	$1,388

(1)	Balances include allowances for bad debt and sales returns.

(3) Exhibits.

Exhibit No.	Description

1.1(K)	Underwriting Agreement between J.P. Morgan Securities Inc. and the registrant dated July 10, 2007 (exhibit 1.1)

2.1(R)	Share Purchase Agreement dated May 26, 2010 by and among SonoSite, Inc., VisualSonics, Inc., the Shareholders of VisualSonics, Inc. and the Shareholders’ Agent (exhibit 2.1)

2.2(BB)	Agreement and Plan of Merger dated December 15, 2011 by and among FUJIFILM Holdings Corporation, Salmon Acquisition Corporation and the registrant (exhibit 2.1)

3.1(W)	Restated Articles of Incorporation of the registrant (exhibit 3.1)

3.2(A)	Amended and Restated Bylaws of the registrant (exhibit 3.1)

4.1(K)	First Supplemental Indenture between Wells Fargo Bank, NA and the registrant dated July 16, 2007 (exhibit 4.1)

4.2(M)	Amended and Restated Rights Agreement dated November 28, 2007 by and between the registrant and Computershare Trust Company N.A. (exhibit 4.1)

4.3(M)	Form of Rights Certificate (exhibit 4.2)

4.4(AA)	First Amendment to Amended and Restated Rights Agreement dated September 6, 2011 by and between the registrant and Computershare Trust Company, N.A. (exhibit 4.1)

4.5(BB)	Second Amendment to Amended and Restated Rights Agreement dated December 15, 2011 by and between the registrant and Computershare Trust Company, N.A. (exhibit 4.1)

10.1(F)**	1998 Stock Option Plan, as amended and restated (exhibit 10.1)

10.2(U)**	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 1998 Stock Option Plan (exhibit 10.2)

10.3(G)**	1998 Nonofficer Employee Stock Option Plan, as amended and restated (exhibit 10.1)

10.4(D)**	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 2005 Stock Incentive Plan (exhibit 10.1)

10.5(B)**	Management Incentive Compensation Plan (exhibit 10.5)

10.6(U)	Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended (exhibit 10.9)

10.7(E)	Third Amendment to Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, dated as of March 10, 2000 (exhibit 10.9)

10.8(C)**	Option Notice Agreement, dated July 17, 2000, between the registrant and Michael J. Schuh (exhibit 99.1)

10.9(H)**	2005 Employee Stock Purchase Plan (exhibit 10.2)

10.10(I)**	1998 Stock Option Plan Stock Option Award Agreement (exhibit 10.1)

10.11(J)**	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 2005 Stock Incentive Plan (exhibit 10.1)

10.12(J)**	2005 Stock Incentive Plan Stock Option Agreement (Non Statutory) (exhibit 10.2)

10.13(J)**	2005 Stock Incentive Plan Restricted Stock Unit Agreement (exhibit 10.3)

10.14(L)	Call Option Transaction Confirmation, dated as of July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, National Association (exhibit 10.1)

10.15(L)	Warrant Transaction Confirmation, dated as of July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, National Association (exhibit 10.2)

10.16(V)	Form of Partial Unwind Agreement with respect to the Note Hedge Transaction Confirmation dated July 11, 2007, by and between SonoSite, Inc. and JP Morgan Chase Bank, NA (exhibit 10.1)

10.17(V)	Form of Partial Unwind Agreement with respect to the Warrant Confirmation dated July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, NA (exhibit 10.2)

Exhibit No.	Description

10.18(N)**	Amended and Restated 2005 Stock Incentive Plan (exhibit 99.1)

10.19(O)**	FY2011 Variable Incentive Bonus Plan (exhibit 10.1)

10.20(P)**	Form of Senior Management Employment Agreement by and between SonoSite, Inc. and each of its Named Executive Officers (exhibit 10.20)

10.21(Q)	Form of Indemnification Agreement by and between SonoSite, Inc. and each of its Named Executive Officers (exhibit 10.21)

10.22(S)*	Confidential Settlement and License Agreement dated October 16, 2009 by and between SonoSite, Inc. and General Electric Company (exhibit 10.22)

10.23(T)**	Separation Agreement and General Release dated January 14, 2011 by and between SonoSite, Inc. and Michael Schuh (exhibit 10.1)

10.24(X)**	VisualSonics Inc. 2010 Equity Incentive Plan (exhibit 99.1)

10.25(X)**	Stock Option Assumption Agreement (exhibit 99.2)

10.26(X)**	Restricted Stock Unit Assumption Agreement (exhibit 99.3)

10.27(Y)**	Offer Letter to John W. Sparacio (exhibit 10.1)

10.28(Z)**	Non-Plan Stock Option Agreement (Non-Statutory) (exhibit 99.1)

10.29(Z)**	Non-Plan Restricted Stock Unit Agreement (exhibit 99.2)

10.30(CC)	Form of Note Hedge Unwind Agreement dated December 16, 2011 by and between the registrant and JPMorgan Chase Bank, National Association (exhibit 10.1)

10.31(CC)	Form of Warrants Unwind Agreement dated December 16, 2011 by and between the registrant and JPMorgan Chase Bank, National Association (exhibit 10.2)

10.32 (DD)**	Letter Agreement Regarding the Terms of Marcus Smith’s Transition and Separation, dated as of December 27, 2011 (exhibit 10.1)

10.33(EE)	Revised Notice of Repurchase Right dated February 16, 2011 to Wells Fargo Bank, National Association (exhibit 99.1)

21.1†	Subsidiaries of the registrant

24.1†	Power of attorney (contained on signature page)

31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Filed herewith.
*	Confidential treatment requested.
**	Compensatory arrangements.
(A)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q filed on November 9, 2010.
(B)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, filed on March 22, 1999.
(C)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333-51820) filed on December 14, 2000.
(D)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 7, 2006.
(E)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 2001 filed on February 22, 2002.
(F)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2002 filed on May 13, 2002.
(G)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2002 filed on August 13, 2002.
(H)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on April 28, 2005.
(I)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2005 filed on August 9, 2005.
(J)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 7, 2006.
(K)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on July 16, 2007.
(L)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q filed on August 9, 2007.
(M)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on November 29, 2007.

(N)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 filed on May 2, 2008.
(O)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2011 and filed on May 6, 2011.
(P)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K filed on March 12, 2009.
(Q)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K filed on March 26, 2010.
(R)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K/A filed on December 7, 2010.
(S)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K/A filed on September 7, 2010.
(T)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on January 18, 2011.
(U)	Incorporated by reference to the designated exhibit included in SonoSite’s Registration Statement on Form S-1 (Registration No. 333-714157) filed on March 10, 1999.
(V)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on November 2, 2008.
(W)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on April 23, 2010.
(X)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333-174728) filed on June 6, 2011.
(Y)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on June 29, 2011.
(Z)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333-176328) filed on August 16, 2011.
(AA)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on September 8, 2011.
(BB)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on December 15, 2011.
(CC)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on December 16, 2011.
(DD)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on December 27, 2011.
(EE)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 16, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONOSITE, INC.

By	/s/ ANIL AMLANI
Anil Amlani Chief Financial Officer

Date: March 15, 2012

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Kevin M. Goodwin and Anil Amlani, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 15th day of March 2012.

/S/ KEVIN M. GOODWIN Kevin M. Goodwin	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ ANIL AMLANI Anil Amlani	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ PAUL V. HAACK Paul V. Haack	Director

/S/ RODNEY F. HOCHMAN, M.D. Rodney F. Hochman, M.D.	Director

/S/ RICHARD O. MARTIN, PH.D. Richard O. Martin, Ph.D.	Director

/s/ KOUICHI TAMAI Kouichi Tamai	Director

/S/ TORU TAKAHASHI Toru Takahashi	Director

/S/ RYUTARO HOSODA Ryutaro Hosoda	Director

/s/ NAOHIRO FUJITANI Naohiro Fujitani	Director

/s/ KENJI SUKENO Kenji Sukeno	Director

INDEX TO EXHIBITS

Exhibit No.	Description

1.1(K)	Underwriting Agreement between J.P. Morgan Securities Inc. and the registrant dated July 10, 2007 (exhibit 1.1)

2.1(R)	Share Purchase Agreement dated May 26, 2010 by and among SonoSite, Inc., VisualSonics, Inc., the Shareholders of VisualSonics, Inc. and the Shareholders’ Agent (exhibit 2.1)

2.2(BB)	Agreement and Plan of Merger dated December 15, 2011 by and among FUJIFILM Holdings Corporation, Salmon Acquisition Corporation and the registrant (exhibit 2.1)

3.1(W)	Restated Articles of Incorporation of the registrant (exhibit 3.1)

3.2(A)	Amended and Restated Bylaws of the registrant (exhibit 3.1)

4.1(K)	First Supplemental Indenture between Wells Fargo Bank, NA and the registrant dated July 16, 2007 (exhibit 4.1)

4.2(M)	Amended and Restated Rights Agreement dated November 28, 2007 by and between the registrant and Computershare Trust Company N.A. (exhibit 4.1)

4.3(M)	Form of Rights Certificate (exhibit 4.2)

4.4(AA)	First Amendment to Amended and Restated Rights Agreement dated September 6, 2011 by and between the registrant and Computershare Trust Company, N.A. (exhibit 4.1)

4.5(BB)	Second Amendment to Amended and Restated Rights Agreement dated December 15, 2011 by and between the registrant and Computershare Trust Company, N.A. (exhibit 4.1)

10.1(F)**	1998 Stock Option Plan, as amended and restated (exhibit 10.1)

10.2(U)**	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 1998 Stock Option Plan (exhibit 10.2)

10.3(G)**	1998 Nonofficer Employee Stock Option Plan, as amended and restated (exhibit 10.1)

10.4(D)**	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 2005 Stock Incentive Plan (exhibit 10.1)

10.5(B)**	Management Incentive Compensation Plan (exhibit 10.5)

10.6(U)	Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, effective as of April 6, 1998, as amended (exhibit 10.9)

10.7(E)	Third Amendment to Technology Transfer and License Agreement between ATL Ultrasound, Inc. and the registrant, dated as of March 10, 2000 (exhibit 10.9)

10.8(C)**	Option Notice Agreement, dated July 17, 2000, between the registrant and Michael J. Schuh (exhibit 99.1)

10.9(H)**	2005 Employee Stock Purchase Plan (exhibit 10.2)

10.10(I)**	1998 Stock Option Plan Stock Option Award Agreement (exhibit 10.1)

10.11(J)**	Terms of Stock Option Grant Program for Nonemployee Directors under the SonoSite, Inc. 2005 Stock Incentive Plan (exhibit 10.1)

10.12(J)**	2005 Stock Incentive Plan Stock Option Agreement (Non Statutory) (exhibit 10.2)

10.13(J)**	2005 Stock Incentive Plan Restricted Stock Unit Agreement (exhibit 10.3)

10.14(L)	Call Option Transaction Confirmation, dated as of July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, National Association (exhibit 10.1)

10.15(L)	Warrant Transaction Confirmation, dated as of July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, National Association (exhibit 10.2)

10.16(V)	Form of Partial Unwind Agreement with respect to the Note Hedge Transaction Confirmation dated July 11, 2007, by and between SonoSite, Inc. and JP Morgan Chase Bank, NA (exhibit 10.1)

10.17(V)	Form of Partial Unwind Agreement with respect to the Warrant Confirmation dated July 11, 2007, by and between SonoSite, Inc. and JPMorgan Chase Bank, NA (exhibit 10.2)

Exhibit No.	Description

10.18(N)**	Amended and Restated 2005 Stock Incentive Plan (exhibit 99.1)

10.19(O)**	FY2011 Variable Incentive Bonus Plan (exhibit 10.1)

10.20(P)**	Form of Senior Management Employment Agreement by and between SonoSite, Inc. and each of its Named Executive Officers (exhibit 10.20)

10.21(Q)	Form of Indemnification Agreement by and between SonoSite, Inc. and each of its Named Executive Officers (exhibit 10.21)

10.22(S)*	Confidential Settlement and License Agreement dated October 16, 2009 by and between SonoSite, Inc. and General Electric Company (exhibit 10.22)

10.23(T)**	Separation Agreement and General Release dated January 14, 2011 by and between SonoSite, Inc. and Michael Schuh (exhibit 10.1)

10.24(X)**	VisualSonics Inc. 2010 Equity Incentive Plan (exhibit 99.1)

10.25(X)**	Stock Option Assumption Agreement (exhibit 99.2)

10.26(X)**	Restricted Stock Unit Assumption Agreement (exhibit 99.3)

10.27(Y)**	Offer Letter to John W. Sparacio (exhibit 10.1)

10.28(Z)**	Non-Plan Stock Option Agreement (Non-Statutory) (exhibit 99.1)

10.29(Z)**	Non-Plan Restricted Stock Unit Agreement (exhibit 99.2)

10.30(CC)	Form of Note Hedge Unwind Agreement dated December 16, 2011 by and between the registrant and JPMorgan Chase Bank, National Association (exhibit 10.1)

10.31(CC)	Form of Warrants Unwind Agreement dated December 16, 2011 by and between the registrant and JPMorgan Chase Bank, National Association (exhibit 10.2)

10.32 (DD)**	Letter Agreement Regarding the Terms of Marcus Smith’s Transition and Separation, dated as of December 27, 2011 (exhibit 10.1)

10.33(EE)	Revised Notice of Repurchase Right dated February 16, 2011 to Wells Fargo Bank, National Association (exhibit 99.1)

21.1†	Subsidiaries of the registrant

24.1†	Power of attorney (contained on signature page)

31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Filed herewith.
*	Confidential treatment requested.
**	Compensatory arrangements.
(A)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q filed on November 9, 2010.
(B)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, filed on March 22, 1999.
(C)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333-51820) filed on December 14, 2000.
(D)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 7, 2006.
(E)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K for the year ended December 31, 2001 filed on February 22, 2002.
(F)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2002 filed on May 13, 2002.
(G)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2002 filed on August 13, 2002.
(H)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on April 28, 2005.
(I)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended June 30, 2005 filed on August 9, 2005.
(J)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 7, 2006.
(K)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on July 16, 2007.
(L)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q filed on August 9, 2007.
(M)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on November 29, 2007.

(N)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 filed on May 2, 2008.
(O)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-Q for the quarter ended March 31, 2011 and filed on May 6, 2011.
(P)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K filed on March 12, 2009.
(Q)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K filed on March 26, 2010.
(R)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K/A filed on December 7, 2010.
(S)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 10-K/A filed on September 7, 2010.
(T)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on January 18, 2011.
(U)	Incorporated by reference to the designated exhibit included in SonoSite’s Registration Statement on Form S-1 (Registration No. 333-714157) filed on March 10, 1999.
(V)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on November 2, 2008.
(W)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on April 23, 2010.
(X)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333-174728) filed on June 6, 2011.
(Y)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on June 29, 2011.
(Z)	Incorporated by reference to the designated exhibit included in SonoSite’s registration statement on Form S-8 (Registration No. 333-176328) filed on August 16, 2011.
(AA)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on September 8, 2011.
(BB)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on December 15, 2011.
(CC)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on December 16, 2011.
(DD)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on December 27, 2011.
(EE)	Incorporated by reference to the designated exhibit included in SonoSite’s report on Form 8-K filed on February 16, 2012.